Form 10-Q
period 2000-03-31
GOAMERICA INC
filed 2000-05-10
CIK 1101268

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                           Commission File No. 0-29359

                               GoAmerica, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                          22-3693371
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


401 Hackensack Avenue, Hackensack, New Jersey                            07601
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (201) 996-1717
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes:                                     No:  X*
                  -----                                   -----

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 2000:

            Class                                          Number of Shares
            -----                                          ----------------

Common Stock, $.01 par value                                  47,204,808


*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934, as amended, on April 6, 2000, when its Registration Statement on Form 8-A became effective.

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION............................................  1

      Item 1. Financial Statements (unaudited)............................  1

           Condensed Consolidated Balance Sheets as of March 31, 2000
               and December 31, 1999......................................  2

           Condensed  Consolidated  Statements  of  Operations  for the
               Three Months Ended March 31, 2000 and 1999.................  3

           Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2000 and 1999.................  4

           Notes to Condensed Consolidated Financial Statements...........  5

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  7

      Item 3. Quantitative and Qualitative Disclosures About Market
              Risk........................................................  12

PART II. OTHER INFORMATION................................................  13

      Item 2. Changes in Securities and Use of Proceeds...................  13

      Item 5. Other Information...........................................  14

      Item 6. Exhibits and Reports on Form 8-K............................  14

SIGNATURES................................................................  15

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                             GOAMERICA, INC. AND SUBSIDIARY

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             March 31,      December 31,
                                                               2000             1999
                                                           ------------    ------------
                                                           (unaudited)
Assets
Current assets:
    Cash and cash equivalents ..........................   $ 21,334,846    $  6,343,793
    Accounts receivable, net ...........................        749,013         541,865
    Merchandise inventories ............................        702,489         589,307
    Prepaid expenses and other .........................      2,190,214         471,455
                                                           ------------    ------------
Total current assets ...................................     24,976,562       7,946,420
Property, equipment and leasehold improvements, net ....      2,038,177         959,243
Deferred costs .........................................      1,345,446         510,748
Investment in DataRover Mobile Systems, Inc. ...........        255,700         255,700
Other assets ...........................................        198,407          84,573
                                                           ------------    ------------
                                                           $ 28,814,292    $  9,756,684
                                                           ============    ============

Liabilities, redeemable convertible preferred stock
  and stockholders' deficit
Current liabilities:
    Accounts payable ...................................   $  4,631,944    $  3,837,715
    Accrued expenses ...................................      2,012,531       1,460,936
    Capital lease obligations ..........................        101,005         157,854
    Deferred income ....................................         39,526          64,300
                                                           ------------    ------------
Total current liabilities ..............................      6,785,006       5,520,805

Other liabilities ......................................        191,501         139,274

Commitments and contingencies
Series A redeemable convertible preferred stock,
  $.01 par value, authorized: 10,500 shares in 1999
  and 2000; issued and outstanding: 10,500 shares in
  1999 and  2000; $10,500,000 liquidation preference ...     27,375,679      20,755,323
Series B redeemable convertible preferred stock,
  $.01 par value, authorized: none in 1999 and
  648,057 shares in 2000; issued and outstanding:
  none in 1999 and  648,057 shares in 2000;
  $26,000,000 liquidation preference ...................     23,554,744            --

Stockholders' deficit:
  Preferred stock,  $.01 par value, authorized:
    5,000,000 shares in 1999 and 4,351,943 shares in
    2000; issued and outstanding: none in
    1999 and 2000 ......................................           --              --
  Common stock,  $.01 par value, authorized:
    100,000,000 shares in 1999 and 200,000,000
    shares in 2000;  issued and outstanding:
    23,687,184 in 1999 and 23,982,048 in 2000 ..........        239,821         236,872
    Additional paid-in capital .........................      8,403,890       5,483,655
    Deferred employee compensation .....................    (10,473,833)     (7,067,533)
    Accumulated deficit ................................    (27,262,516)    (15,311,712)
                                                           ------------    ------------
Total stockholders' deficit ............................    (29,092,638)    (16,658,718)
                                                           ------------    ------------
                                                           $ 28,814,292    $  9,756,684
                                                           ============    ============


       The accompanying notes are an integral part of these financial statements.

                           GOAMERICA, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                          For the Three Months
                                                             Ended March 31,
                                                      ----------------------------
                                                          2000            1999
                                                      ------------    ------------

Revenues:
    Subscriber ...................................    $    830,535    $    138,420
    Equipment ....................................         605,591         151,494
    Other ........................................           4,541          64,864
                                                      ------------    ------------
                                                         1,440,667         354,778
Costs and expenses:
    Cost of subscriber revenue ...................       1,082,060         228,162
    Cost of equipment revenue ....................         890,637         190,789
    Sales and marketing ..........................       4,822,733         318,846
    General and administrative ...................       6,683,635         540,065
    Depreciation and amortization ................         100,547          52,843
                                                      ------------    ------------
                                                        13,579,612       1,330,705
                                                      ------------    ------------
Loss from operations .............................     (12,138,945)       (975,927)

Interest income, net .............................         188,141          14,647
                                                      ------------    ------------
Net loss .........................................    $(11,950,804)   $   (961,280)

Beneficial conversion feature and accretion of
  redemption value of mandatorily redeemable
  convertible preferred stock ....................     (30,175,100)       (961,280)
                                                      ------------    ------------
Net loss applicable to common stockholders .......    $(42,125,904)   $   (961,280)
                                                      ============    ============

Basic net loss per share applicable to common
  stockholders....................................    $      (1.76)   $      (0.05)
Diluted net loss per share applicable to common
  stockholders ...................................    $      (1.76)   $      (0.04)
                                                      ============    ============
Weighted average shares used in computation of
  basic net loss per share applicable to common
  stockholders ...................................      23,885,029      21,327,776
Weighted average shares used in computation of
  diluted net loss per share applicable to
  common stockholders ............................      23,909,198      21,762,800


     The accompanying notes are an integral part of these financial statements.

                           GOAMERICA, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                          For the Three Months
                                                             Ended March 31,
                                                       ----------------------------

                                                           2000            1999
                                                       ------------    ------------

Operating activities
Net loss ...........................................   $(11,950,804)   $   (961,280)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization ....................        100,547          52,843
  Non-cash employee compensation ...................      5,050,380            --
  Non-cash rent expense ............................         52,227            --
  Changes in operating assets and liabilities:
   Increase in accounts receivable .................       (207,148)         (8,613)
   Increase in inventory ...........................       (113,182)        (14,785)
   Increase in prepaid expenses and other assets ...     (1,845,093)       (100,102)
   Increase in accounts payable ....................        794,229         490,509
   Increase/(decrease) in accrued expenses .........        551,595        (339,998)
   (Decrease)/increase in deferred income ..........        (24,774)          1,421
                                                       ------------    ------------
Net cash used in operating activities ..............     (7,592,023)       (880,005)

Investing activities
Purchase of property, equipment and leasehold
improvements .......................................     (1,166,981)        (85,051)
                                                       ------------    ------------
Net cash used in investing activities ..............     (1,166,981)        (85,051)

Financing activities
Proceeds from sale of common stock and stock
  purchase warrants ................................          4,504          71,439
Proceeds from sale of preferred stock ..............     24,637,100            --
Deferred financing costs ...........................       (834,698)           --
Payments made on capital lease obligations .........        (56,849)           --
                                                       ------------    ------------
Net cash provided by financing activities ..........     23,750,057          71,439
                                                       ------------    ------------

Increase/(decrease) in cash and cash equivalents ...     14,991,053        (893,617)
Cash and cash equivalents at beginning of period ...      6,343,793       1,960,954
                                                       ------------    ------------
Cash and cash equivalents at end of period .........   $ 21,334,846    $  1,067,337
                                                       ============    ============
Non Cash financing activities

Common stock issued in connection with sale of
  preferred stock ..................................   $  3,402,243    $       --


     The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- Basis of Presentation:
--------------------------------

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of GoAmerica, Inc.'s (the "Company") management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2000 and the results of its operations and its cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-94801), as declared effective by the Securities and Exchange Commission (the "Commission") on April 6, 2000.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.


Note 2 -- Initial Public Offering:
----------------------------------

      On April 12, 2000, the Company consummated an initial public offering of 10,000,000 shares of its Common Stock at a price to the public of $16.00 per share, all of which shares were issued and sold by the Company. Upon closing of the initial public offering, all issued and outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted to shares of Common Stock. See Note 3.

      The net  proceeds  received by the Company upon the  consummation  of such
offering,   pending   specific   application,   were  invested  in   short-term,
investment-grade, interest-bearing instruments.


Note 3 -- Series B Redeemable Convertible Preferred Stock:
----------------------------------------------------------

      On January 31, 2000, the Company sold 648,057 shares of Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") to various investors at a purchase price of $40.12 per share resulting in net proceeds of approximately $24,637,000. The Company recorded an adjustment to net loss applicable to common stockholders of approximately $21,235,000 relating to the beneficial conversion feature inherent in the issuance. This amount was determined based upon the excess of the fair value of the Company's Common Stock into which the Series B Preferred Stock was immediately convertible less the initial conversion price of $5.02 per share and in accordance with EITF No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios limited to the amount of proceeds received for the 648,057 shares of Series B Preferred Stock. Each share of the Series B Preferred Stock had a liquidation value of $40.12 per share and converted into shares of Common Stock at a conversion price of $5.02 per share at the closing of the Company's initial public offering.


Note 4 -- Earnings Per Share
----------------------------

      The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"), and the Commission's Staff Accounting Bulletin No. 98 ("SAB 98").

      Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted-average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and assuming conversion of the Company's Series A and Series B Preferred Stock. The weighted average number of shares utilized in arriving at diluted earnings per share presented reflect adjustments for 435,024 common shares and 24,169 common shares in 1999 and 2000, respectively, issuable pursuant to warrants which were previously issued for nominal consideration. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants as issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.


Note 5 - Stock Option Plans and Other Stock-Based Compensation
--------------------------------------------------------------

      For certain options granted during 2000, the Company has recorded pursuant to APB No. 25 approximately $8,457,000 of deferred compensation expense representing the difference between the exercise price thereof and the deemed market value of the common stock at the date of grant. This compensation expense is amortized over the vesting period of each option granted. Amortization of such deferred compensation amounted to approximately $5,050,000 during the three months ended March 31, 2000. As of March 31, 2000 unamortized deferred compensation expense amounted to $10,474,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
------------------------------------------------------------------------


General
-------

      GoAmerica, Inc., a Delaware corporation ("We," "Us" or the "Company"), is a nationwide wireless Internet services provider. We enable our individual and business subscribers to access remotely the Internet, email and corporate intranets in real time through a wide variety of mobile computing and communications devices. Through our Wireless Internet Connectivity Center, we offer our subscribers comprehensive and flexible mobile data solutions for wireless Internet access by providing wireless network services, mobile devices, software and subscriber service and support.

      We derive our revenue primarily from the sale of wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and customer support centers as well as our customized billing system. Recently, we have invested additional capital in the development of our software application Go.Web and other software applications. Our plan is to continue to invest in our network operations and customer support centers, as well as to expand our sales and marketing efforts. We provide and expect to continue to provide mobile devices made by third parties to our customers at prices below our costs for such devices. We also expect to continue to incur significant sales and marketing, systems development and administrative expenses. We have incurred operating losses since our inception and expect to continue to incur increasing operating losses for at least the next several quarters. Therefore, we will need to generate significant revenue to become profitable and sustain profitability on a quarterly or annual basis. We will have to increase substantially our subscriber base in order to achieve our business plan.

      Our subscriber revenue primarily consists of monthly service fees, which we recognize as services are provided to the subscriber. Subscriber revenue accounted for approximately 39% and 58% of our total revenue during the three months ended March 31, 1999 and 2000, respectively. We currently offer two types of mobile data service plans. Our Go.Unlimited Plan provides unlimited data usage on any mobile device for a fixed monthly fee, which currently ranges from $49.95 to $59.95 for retail subscribers. Our Go.Lite Plan provides a fixed amount of data usage on any mobile computing device for a significantly lower base monthly fee, which is currently $9.95 for retail subscribers. Under the Go.Lite Plan, subscribers incur additional charges for data usage in excess of the predetermined volume. However, we do not charge our subscribers any additional amounts for roaming, which is using a mobile device outside of a designated geographical area. We also generally charge a non-refundable activation fee upon initial subscription. We offer new subscribers a 14-day trial period during which they can cancel our service without any penalty, although we do not refund the pro-rated fee for that trial period, which we include in our revenue. Subscribers to our plans are subject to a six-month or one-year contract which provides for an early cancellation fee.

      We also typically sell third-party mobile devices in conjunction with a service agreement to a new subscriber. Equipment revenue accounted for approximately 43% and 42% of our total revenue during the three months ended March 31, 1999 and 2000, respectively. We recognize equipment revenue at the time of the shipment of the mobile device to a subscriber. During the three months ended March 31, 2000, approximately 53% of our subscribers purchased a mobile device upon their initial subscription. Over time, we expect that such percentage will decrease as mobile devices for data transmission become more prevalent.

      In addition to our subscriber and equipment revenue, we historically have generated other revenue which consists of consulting services relating to the development and implementation of wireless data systems for certain corporate customers. We do not intend for consulting services to be a significant element of our business in the future. Such consulting revenue is recognized as the work is performed.

      We have experienced negative overall gross margins, which consist of margins on our subscriber revenue, equipment revenue and other revenue. We expect to continue to experience negative overall gross margins primarily because of negative margins on our resale of equipment and on our subscriber revenue. We believe that our gross margins on subscriber revenue will improve during 2000. Our cost of subscriber revenue consists primarily of wireless airtime costs. Our airtime costs are determined by agreements we have with several wireless carriers. Typically, we have one to three-year contracts to buy data network capacity either for an agreed amount of kilobytes per subscriber at a flat fee or on a cents-per-kilobyte basis. We intend to pass through to our subscribers all the airtime charges that we incur from our wireless carriers; however, we have not always been and will not always be able to pass through such charges because the pricing plans offered to us by our wireless carriers and to which we assign our subscribers may not allow us to always cover our subscriber costs. For example, if we assign our Go.Unlimited Plan subscribers to a carrier plan that charges us an increasing fee as subscriber usage increases, then as subscriber usage and our related airtime costs increase, our margins on subscriber revenues would decrease and may become negative. Our airtime costs also increase substantially when subscribers use our services outside of their pre-determined geographic area, which results in roaming charges to us by the carriers that we do not pass on to our subscribers. Our cost of subscriber revenue for the three months ended March 31, 2000 was approximately $1.1 million compared to subscriber revenue of $831,000 for such period. Such negative gross margin has improved over prior periods, due primarily to our placement of subscribers in more competitive carrier plans. Such gross margin was negatively impacted, however, by excessive roaming usage by a few subscribers. We do not have and may not be able to develop the automated systems necessary to monitor our subscribers' usage and roaming patterns and quickly switch our subscribers to a more appropriate, lower cost airtime plan. We intend to implement alternative automated systems by mid-2000. In addition, while we continually seek to negotiate better pricing of wireless airtime plans with our carriers, we cannot assure you that we will be successful in that regard.

      We also have experienced, and expect to continue to experience, negative gross margins on the mobile devices that we resell. We currently are exploring an outsourcing arrangement with a third party computer hardware aggregator that will serve as our primary source of mobile devices. We believe that if such arrangement is implemented, we should be able to reduce our equipment costs and inventory risks by taking advantage of such partner's volume discounts and inventory protection programs offered to them by device manufacturers. We cannot assure you that we will be able to consummate such outsourcing arrangement on favorable terms, if at all. Further, such arrangement may not result in positive gross margins on our equipment sales.

      Our sales and marketing expenses consist primarily of advertising and promotions, cash compensation and related costs for marketing personnel, travel and entertainment and other related costs. In 2000, we expect our sales and marketing expense to increase substantially as a percentage of our annual revenues. Our general and administrative expenses consist primarily of cash compensation and related costs for general corporate, business development and technology development personnel, along with rent and other related costs. Our costs of performing consulting services is recorded as general and administrative expense. We expect general and administrative expenses to decrease as a percentage of our annual revenues. Depreciation and amortization expenses consist primarily of depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases.

      During 1999 and the first quarter of 2000, we granted options to certain of our employees at exercise prices deemed to be below the fair market value per share of our common stock. Such grants resulted in non-cash employee compensation expenses which have been recorded to account for the difference, on the date of grant, between the fair market value and the exercise price of stock options granted to employees. The resulting deferred employee compensation will be amortized over the vesting periods of the grants. During the three months ended March 31, 2000, we incurred an aggregate of $5.1 million in non-cash employee compensation expense as a result of stock option grants during the last six months of 1999 and the first quarter of 2000 which were granted at prices below the deemed fair market value of our common stock.

      During 2000, we recorded an adjustment to net loss applicable to common stockholders of approximately $21,235,000 relating to the beneficial conversion feature inherent in the issuance of our Series B Preferred Stock. This amount was determined based upon the excess of the fair value of our common stock into which the Series B Preferred Stock was immediately convertible less the initial conversion price of $5.02 per share. In accordance with EITF No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios this charge was limited to the amount of proceeds received for the 648,057 shares of Series B Preferred Stock.

      Net interest income consists primarily of interest earned on cash and cash equivalents.

      Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our need to substantially increase the number of our subscribers; (iii) our need to improve our systems to monitor our wireless airtime costs more effectively; (iv) our ability to respond to the rapid technological change of the wireless data industry; (v) our dependence on wireless carrier networks; (vi) our need to expand our sales and marketing activities and build the GoAmerica brand; and (vii) our ability to respond to increased competition in the wireless data industry. As a result of such risks and others expressed from time to time in the Company's filings with the Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.


Results of Operations
---------------------

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      Subscriber revenue. Subscriber revenue increased 500%, from $138,000 for the three months ended March 31, 1999 to $831,000 for the three months ended March 31, 2000. The increase primarily was due to having a larger subscriber base in the three months ended March 31, 2000 than in the three months ended March 31, 1999. Our subscriber base increased from 2,036 subscribers at March 31, 1999 to 8,698 subscribers at March 31, 2000. We expect the number of our subscribers to increase as a result of our expanded sales and marketing efforts.

      Equipment revenue. Equipment revenue increased 300%, from $151,000 for the three months ended March 31, 1999 to $606,000 for the three months ended March 31, 2000. This increase primarily was due to an increase in the number of the mobile devices sold during the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

      Other revenue. Other revenue decreased from $65,000 for the three months ended March 31, 1999 to $5,000 for the three months ended March 31, 2000. This decrease primarily was due to the performance of a single systems integration consulting project during the 1999 period. We have not pursued consulting projects and consulting services are not expected to be a significant element of our business in the future.

      Cost of subscriber revenue. Cost of subscriber revenue increased 374%, from $228,000 for the three months ended March 31, 1999 to $1.1 million for the three months ended March 31, 2000. This increase primarily was due to an increase in our subscriber base and a related increase in airtime usage during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Our cost of subscriber revenue consists primarily of wireless airtime costs. Our negative gross margin for the three months ended March 31, 2000 improved over prior periods due primarily to our placement of subscribers in more competitive carrier plans. Such gross margins were negatively impacted, however, by extensive roaming usage by a few subscribers. We expect the number of subscribers and related use of our services to increase which will result in increased costs of subscriber revenue.

      Cost of equipment revenue. Cost of equipment revenue increased 367%, from $191,000 for the three months ended March 31, 1999 to $891,000 for the three months ended March 31, 2000. This increase was primarily due to an increase in the number of mobile devices sold during the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

      Sales and marketing. Sales and marketing expenses increased from $319,000 for the three months ended March 31, 1999 to $4.8 million for the three months ended March 31, 2000. This increase was primarily due to increased advertising costs paid to third parties and the salaries and benefits, including $615,000 in
stock-based   compensation,   for  personnel   performing
sales and marketing activities. We expect sales and marketing expenses to further increase as we expand our advertising program to increase brand awareness and add personnel to our sales and marketing department.

      General and administrative. General and administrative expenses increased from $540,000 for the three months ended March 31, 1999 to $6.7 million for the three months ended March 31, 2000. This increase was primarily due to the addition of salaries and benefits, including $4.4 million in stock-based compensation, for personnel performing business development and general corporate activities. We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the anticipated growth of our business and costs associated with our operation as a public company.

      Interest income. Interest income increased from $15,000 for the three months ended March 31, 1999 to $188,000 for the three months ended March 31, 2000. Such income was primarily due to increased cash balances as a result of our private placement financings completed in 1999 and 2000.


Liquidity and Capital Resources
-------------------------------

      Since our inception through March 31, 2000, we financed our operations primarily through private placements of our equity securities and our redeemable convertible preferred stock. As of March 31, 2000, we had $21.3 million in cash and cash equivalents and $18.2 million of working capital.

      Net cash used in operating activities was $7.6 million. The principal use of cash in such period was to fund our losses from operations.

      Net cash used in investing activities was $1.2 million for the three months ended March 31, 2000. Cash used in investing activities for the three months ended March 31, 2000 was for purchases of property, equipment and leasehold improvements.

      Net cash provided by financing activities was $23.8 million for the three months ended March 31, 2000. Cash provided by financing activities in this period was primarily attributable to proceeds from additional private sales of our equity securities, including the issuance and sale of 648,057 shares of Series B Preferred Stock for net proceeds of approximately $25.2 million.

      As of March 31, 2000, our principal commitments consisted of obligations outstanding under operating leases. As of March 31, 2000, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $3.9 million, of which $638,000 is payable for the remainder 2000. We anticipate a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the deployment of additional network equipment.

      Subsequent to the end of the first quarter, on April 12, 2000, the Company consummated an initial public offering of 10,000,000 shares of its Common Stock at a price to the public of $16.00 per share, all of such shares were issued and sold by the Company. The proceeds to the Company from the offering were approximately $148.8 million before expenses.

      The net  proceeds  received by the Company upon the  consummation  of such
offering,   pending   specific   application,   were  invested  in   short-term,
investment-grade, interest-bearing instruments.

      The Company believes that its existing available cash, including the proceeds from its initial public offering, will be adequate to satisfy its current and planned operations for at least the next 24 months. There can be no assurance, however, that the Company will not require additional financing prior to such time to fund its operations or possible acquisitions.


Recent Accounting Pronouncements
--------------------------------

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As we do not currently intend to engage in derivatives or hedging transactions, we do not anticipate that there will be any impact on our results of operations, financial position or cash flows upon the adoption of SFAS 133.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

      We believe that we have limited exposure to financial market risks, including changes in interest rates. At March 31, 2000, all of our available excess funds are cash or cash equivalents whose value is not subject to changes in interest rates. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest our cash only in debt obligations issued by the U.S. government or its agencies with maturities of less than one year whose value may be subject to fluctuations in interest rates.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------


Changes in Securities
---------------------

      The following information relates to all securities of the Company sold by the Company within the past quarter which were not registered under the securities laws at the time of grant, issuance and/or sale:

      1. The Company has, during the first quarter of 2000, granted stock options pursuant to its 1999 Stock Plan which, at the time of grant, had not yet been registered under the securities laws. The following table sets forth certain information regarding such grants during the quarter:

                                                            Weighted
                                                             Average
                               Date of           Number     Exercise
                               Issuance         of shares     Price
                               --------         ---------     -----
                        January 6, 2000.....      848,000     $5.02
                        February 23, 2000...       64,000    $15.00
                        March 7, 2000.......      647,700    $15.00

      The Company did not employ an underwriter in connection with the issuance of the securities described above. The Company believes that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.


Use of Proceeds
---------------

      On April 6, 2000, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-94801) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect. Pursuant to such Registration Statement, on April 12, 2000 the Company consummated the issuance and sale of an aggregate of 10,000,000 shares of its Common Stock, for a gross aggregate offering price of $160 million. The Company incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, the Company incurred total expenses of approximately $1.4 million. As of April 30, 2000, all of the $148.8 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments.

ITEM 5.   OTHER INFORMATION.
----------------------------


Initial Public Offering
-----------------------

      On April 12, 2000, the Company consummated an initial public offering of 10,000,000 shares of its Common Stock at a price to the public of $16.00 per share, in which all of such shares were issued and sold by the Company.

      The net  proceeds  received by the Company upon the  consummation  of such
offering,   pending   specific   application,   were  invested  in   short-term,
investment-grade, interest-bearing instruments.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

      (a)   Exhibits.

            27    Financial Data Schedule

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GOAMERICA, INC.




DATE:   May 8, 2000                    By: /s/ Aaron Dobrinsky
                                           -------------------------------------
                                           Aaron Dobrinsky
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



DATE:   May 8, 2000                    By: /s/ Francis J. Elenio
                                           -------------------------------------
                                           Francis J. Elenio
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)