Form 10-Q
period 2000-06-30
GOAMERICA INC
filed 2000-08-07
CIK 1101268

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                          Commission File No. 0-29359

                                 GoAmerica, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                      22-3693371
    -------------------------------                ------------------------------------
    (State or Other Jurisdiction of                (I.R.S. Employer Identification No.)
     Incorporation or Organization)

401 Hackensack Avenue, Hackensack, New Jersey                    07601
---------------------------------------------                  ----------
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

             Yes: X                                       No:
                 ---                                          ---

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2000:

                  Class                                                                   Number of Shares
                  -----                                                                   ----------------
       Common Stock, $.01 par value                                                          51,378,758

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.       FINANCIAL INFORMATION.....................................................................        1

         Item 1.    Financial Statements (unaudited)....................................................        1

                Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.........        2

                Condensed Consolidated Statements of Operations for the Three and Six Months Ended
                     June 30, 2000 and 1999.............................................................        3
                Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000
                     and 1999...........................................................................        4

                Notes to Condensed Consolidated Financial Statements....................................        5

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...........................................................................       8

                    General.............................................................................        8

                    Results of Operations...............................................................        8

                    Liquidity and Capital Resources.....................................................        10

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................        11

PART II.      OTHER INFORMATION.........................................................................        12

         Item 2.    Changes in Securities and Use of Proceeds...........................................        12

         Item 5.    Other Information...................................................................        13

         Item 6.    Exhibits and Reports on Form 8-K....................................................        14

SIGNATURES..............................................................................................        15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                        GOAMERICA, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,            DECEMBER 31,
                                                                                     2000                  1999
                                                                                     ----                  ----
                                                                                 (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents...............................................  $  154,215,174        $    6,343,793
     Accounts receivable, net................................................       1,347,072               541,865
     Merchandise inventories.................................................         824,899               589,307
     Prepaid expenses........................................................       4,984,552               439,255
     Other current assets....................................................         117,961                32,200
                                                                                -------------        --------------
Total current assets.........................................................     161,489,658             7,946,420
Property, equipment and leasehold improvements, net..........................       3,946,399               959,243
Goodwill and intangible assets, net..........................................      44,957,939                    --
Deferred costs...............................................................              --               510,748
Other assets.................................................................         480,824               340,273
                                                                                -------------        --------------
                                                                               $  210,874,820        $    9,756,684
                                                                               ==============        ==============
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
   (DEFICIT)
Current liabilities:
     Accounts payable........................................................   $   3,105,597        $    3,837,715
     Accrued expenses........................................................       6,475,925             1,460,936
     Capital lease obligations...............................................         115,072               157,854
     Deferred income.........................................................          22,395                64,300
                                                                                -------------        --------------
Total current liabilities....................................................       9,718,989             5,520,805
Other liabilities............................................................         357,975               139,274
Commitments and contingencies
Series A redeemable convertible preferred stock, $.01 par value, authorized:
   10,500 shares in 1999 and 2000; issued and outstanding: 10,500 shares in
   1999 and  none in 2000; $10,500,000 liquidation preference ...............              --            20,755,323
Series B redeemable convertible preferred stock, $.01 par value, authorized: none in 1999 and 648,057 shares in 2000; issued and
   outstanding: none in 1999 and 2000; $26,000,000 liquidation preference....              --                    --
Stockholders' equity (deficit):
   Preferred stock,  $.01 par value, authorized: 5,000,000 shares in 1999 and 4,351,943 shares in 2000; issued and outstanding: none in
     1999 and 2000...........................................................              --                    --
   Common stock,  $.01 par value, authorized: 100,000,000 shares in 1999 and
     200,000,000 shares in 2000;  issued and outstanding: 23,687,184 in 1999
     and 51,378,758 in 2000..................................................         513,788               236,872
     Additional paid-in capital..............................................     251,957,524             5,483,655
     Deferred employee compensation..........................................      (9,443,383)           (7,067,533)
     Accumulated deficit.....................................................     (42,230,073)          (15,311,712)
                                                                                -------------        --------------
Total stockholders' equity (deficit).........................................     200,797,856           (16,658,718)
                                                                                -------------        --------------
                                                                                $ 210,874,820        $    9,756,684
                                                                                ==============       ==============

   The accompanying notes are an integral part of these financial statements.

                        GOAMERICA, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------           -------------------------
                                                         2000                1999              2000              1999
                                                         ----                ----              ----              ----
REVENUES:
     Subscriber ...............................      $  1,287,789       $    208,953       $  2,118,324       $    347,373
     Equipment ................................           762,936            224,869          1,368,527            376,363
     Other ....................................             4,105             80,564              8,646            145,428
                                                     ------------       ------------       ------------       ------------
                                                        2,054,830            514,386          3,495,497            869,164
COSTS AND EXPENSES:

     Cost of subscriber revenue ...............         1,384,338            679,617          2,466,398            907,779
     Cost of equipment revenue ................         1,002,558            220,708          1,893,195            411,497
     Sales and marketing ......................         8,509,153            534,012         13,331,886            852,858
     General and administrative ...............         8,226,971            997,388         14,910,606          1,537,453
     Depreciation and amortization ............           147,237             42,598            235,284             95,441
     Amortization of goodwill and other
       intangibles ............................            75,028                 --             87,528                 --
                                                     ------------       ------------       ------------       ------------
                                                       19,345,285          2,474,323         32,924,897          3,805,028
                                                     ------------       ------------       ------------       ------------
Loss from operations ..........................       (17,290,455)        (1,959,937)       (29,429,400)        (2,935,864)

Interest income, net ..........................         2,322,898             13,388          2,511,039             28,035
                                                     ------------       ------------       ------------       ------------
Net loss ......................................      $(14,967,557)      $ (1,946,549)      $(26,918,361)      $ (2,907,829)

Beneficial conversion feature and accretion of
   redemption value of mandatorily redeemable
   convertible preferred stock ................          (608,831)                --        (30,783,931)                --
                                                     ------------       ------------       ------------       ------------
Net loss applicable to common stockholders ....      $(15,576,388)      $ (1,946,549)      $(57,702,292)      $ (2,907,829)
                                                     ============       ============       ============       ============

Basic net loss per share applicable to common
   stockholders ...............................      $      (0.34)      $      (0.09)      $      (1.65)      $      (0.14)
Diluted net loss per share applicable to common
   stockholders ...............................      $      (0.34)      $      (0.09)      $      (1.65)      $      (0.13)
                                                     ============       ============       ============       ============
Weighted average shares used in computation of
   basic net loss per share applicable to
   common stockholders ........................        45,948,316         21,327,776         34,916,673         21,327,776
Weighted average shares used in computation of
   diluted net loss per share applicable to
   common stockholders ........................        45,957,031         21,762,800         34,933,114         21,762,800


   The accompanying notes are an integral part of these financial statements.

                        GOAMERICA, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
                                                                                 2000              1999
                                                                                 ----              ----
OPERATING ACTIVITIES
Net loss.............................................................     $  (26,918,361)    $   (2,907,829)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................            322,812            113,841
  Provision for losses on accounts receivable........................            139,902                 --
  Non-cash employee compensation.....................................         11,060,832                 --
  Non-cash rent expense..............................................             72,620                 --
  Changes in operating assets and liabilities:
    Increase in accounts receivable..................................           (706,325)          (152,860)
    Increase in inventory............................................           (148,873)           (15,944)
    Increase in prepaid expenses and other assets....................         (4,736,690)          (140,009)
    (Decrease)/increase in accounts payable..........................         (1,641,037)         1,161,124
    Increase/(decrease) in accrued expenses..........................          2,217,086            (77,425)
    (Decrease)/increase in deferred income...........................            (41,905)             3,595
                                                                          --------------     --------------
Net cash used in operating activities................................        (20,379,939)        (2,015,507)

INVESTING ACTIVITIES

Purchase of property, equipment and leasehold improvements...........         (2,900,721)          (294,160)
Acquisition of business, net of acquired cash........................           (237,181)                --
                                                                          ---------------    --------------
Net cash used in investing activities................................         (3,137,902)          (294,160)

FINANCING ACTIVITIES

Proceeds from sale of common stock and stock purchase warrants, net..        146,843,058             71,439
Proceeds from sale of preferred stock................................         24,637,100          7,345,865
Payments made on capital lease obligations...........................            (90,936)                --
                                                                          --------------     --------------
Net cash provided by financing activities............................        171,389,222          7,417,304
                                                                          --------------     --------------

Increase in cash and cash equivalents................................        147,871,381          5,107,637
Cash and cash equivalents at beginning of period.....................          6,343,793          1,960,954
                                                                          --------------     --------------
Cash and cash equivalents at end of period...........................     $  154,215,174     $    7,068,591
                                                                          ==============     ==============

NON-CASH FINANCING ACTIVITIES

Common stock issued in connection with sale of preferred stock.......     $    3,402,243     $           --
Common stock and stock options issued in connection with acquisition.     $   43,481,773     $           --
Common stock issued in connection with cashless warrant exercise.....     $    3,087,600     $           --

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2000 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2000 and 1999. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-94801), as declared effective by the Securities and Exchange Commission (the "Commission") on April 6, 2000.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- INITIAL PUBLIC OFFERING

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

NOTE 3 -- SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On January 31, 2000, the Company sold 648,057 shares of Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") to various investors at a purchase price of $40.12 per share resulting in net proceeds of approximately $24,637,000. The Company recorded an adjustment to net loss applicable to common stockholders of approximately $21,235,000 relating to the beneficial conversion feature inherent in the issuance. This amount was determined based upon the excess of the fair value of the Company's Common Stock into which the Series B Preferred Stock was immediately convertible less the initial conversion price of $5.02 per share and in accordance with EITF No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios was limited to the amount of proceeds received for the 648,057 shares of Series B Preferred Stock. Each share of the Series B Preferred Stock had a liquidation value of $40.12 per share and converted into shares of Common Stock at a conversion price of $5.02 per share at the closing of the Company's initial public offering.

NOTE 4 -- ACQUISITION

         On June 28, 2000, the Company acquired Wynd Communications Corporation ("Wynd"), a privately owned company headquartered in San Luis Obispo, California. The total purchase price of approximately $43 million was satisfied by the issuance of 3,964,975 shares of Common Stock and the payment of approximately $319,000 in merger related costs. Of the Common Stock issued 396,498 shares will be held in escrow for a period of 1 year. In addition, outstanding options to acquire Wynd shares were converted into options to purchase 477,722 shares of the Company's Common Stock.

         The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on estimates of fair market values at the date of acquisition. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $45 million which has been recorded as goodwill and is being amortized on a straight line basis over 4 years.

         The financial statements include the results of operations of Wynd since the date of acquisition.

NOTE 5 -- EARNINGS PER SHARE

         The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"), and the Commission's Staff Accounting Bulletin No. 98 ("SAB 98").

         Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted-average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. The weighted average number of shares utilized in arriving at basic earnings per share reflect an adjustment for 8,715 and 4,357 common shares for the three and six month periods ended June 30, 2000, respectively, for shares held in escrow as a result of the Wynd acquisition (see note 4). Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The weighted average number of shares utilized in arriving at diluted earnings per share presented reflect adjustments for 435,024 common shares for the three and six months ended June 30, 1999, respectively, and 12,084 common shares for the six months ended June 30, 2000 issuable pursuant to warrants which were previously issued for nominal consideration. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants as issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.

NOTE 6 -- STOCK OPTION PLANS AND OTHER STOCK-BASED COMPENSATION

         For certain options granted during 2000, the Company has recorded pursuant to APB No. 25 approximately $8,457,000 of deferred compensation expense representing the difference between the exercise price thereof and the deemed market value of the Common Stock at the date of grant. This compensation expense is amortized over the vesting period of each option granted. Amortization of such deferred compensation amounted to approximately $6,081,000 during the six months ended June 30, 2000. As of June 30, 2000 unamortized deferred compensation expense amounted to approximately $9,443,000.

         On April 5, 2000, an employee of the Company exercised a warrant to purchase up to 320,000 shares of the Company's Common Stock on a cashless basis in accordance with the terms of the original warrant agreement. As a result, the Company recorded pursuant to APB No. 25 compensation expense of approximately $4,980,000 representing the difference between the exercise price thereof and the market value of the Common Stock at the date of exercise and issued to the employee 192,975 shares of Common Stock.

NOTE 7 -- SUBSEQUENT EVENT

         On July 25, 2000, the Company entered into a product purchase and distribution agreement with Dell Products L.P. ("Dell Products") with a term of one year. In conjunction with the agreement, the Company is to issue to Dell Ventures, L.P. ("Dell Ventures"), an affiliate of Dell Products and Dell USA L.P. ("Dell"), a warrant to purchase approximately 564,000 shares of the Company's Common Stock at a price of $16 per share. As of August 1, 2000 and without giving effect to the warrant issuance, Dell, together with affiliated entities, owns approximately 5.0% of the outstanding Common Stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         GoAmerica, Inc., a Delaware corporation ("We," "Us" or the "Company") is a nationwide wireless Internet services provider. We enable our individual and business subscribers to access remotely the Internet, email and corporate intranets in real time through a wide variety of mobile computing and communications devices. Through our Wireless Internet Connectivity Center, we offer our subscribers comprehensive and flexible mobile data solutions for wireless Internet access by providing wireless network services, mobile devices, software and subscriber service and support.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Subscriber revenue. Subscriber revenue increased 516%, from $209,000 for the three months ended June 30, 1999 to $1,288,000 for the three months ended June 30, 2000. The increase primarily was due to having larger subscriber levels. Our subscriber base increased from 2,866 subscribers at June 30, 1999 to 18,367 subscribers at June 30, 2000, including 4,734 subscribers of Wynd Communications Corporation, which the Company acquired on June 28, 2000. Average revenue per subscriber (ARPU) increased from $30.98 for the three months ended June 30, 1999 to $38.45 for the three months ended June 30, 2000. This was primarily due to a higher concentration of subscribers in unlimited plans and was partially offset by an increase in service only activations. We expect the number of our subscribers to increase as a result of our expanded sales and marketing efforts.

         Equipment revenue. Equipment revenue increased 239%, from $225,000 for the three months ended June 30, 1999 to $763,000 for the three months ended June 30, 2000. This increase primarily was due to an increase in the number of the mobile devices sold during the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

         Other revenue. Other revenue decreased from $81,000 for the three months ended June 30, 1999 to $4,000 for the three months ended June 30, 2000. This decrease primarily was due to the performance of a single systems integration consulting project during the 1999 period. We have not pursued consulting projects and consulting services are not expected to be a significant element of our business in the future.

         Cost of subscriber revenue. Cost of subscriber revenue increased 104%, from $680,000 for the three months ended June 30, 1999 to $1.4 million for the three months ended June 30, 2000. This increase primarily was due to an increase in our subscriber base and a related increase in airtime usage during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Our cost of subscriber revenue consists primarily of wireless airtime costs. Our negative gross margin for the three months ended June 30, 2000 improved over prior periods due primarily to our placement of subscribers in more competitive carrier plans. We expect the number of subscribers and related use of our services to increase which will result in increased costs of subscriber revenue.

         Cost of equipment revenue. Cost of equipment revenue increased 354%, from $221,000 for the three months ended June 30, 1999 to $1.0 million for the three months ended June 30, 2000. This increase primarily was due to an increase in the number of mobile devices sold during the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

         Sales and marketing. Sales and marketing expenses increased from $534,000 for the three months ended June 30, 1999 to $8.5 million for the three months ended June 30, 2000. This increase primarily was due to increased advertising costs paid to third parties and the salaries and benefits, including $584,000 in stock-based compensation, for personnel performing sales and marketing activities. We expect sales and marketing expenses to further increase as we expand our advertising program to increase brand awareness and add personnel to our sales and marketing department.

         General and administrative. General and administrative expenses increased from $997,000 for the three months ended June 30, 1999 to $8.2 million for the three months ended June 30, 2000. This increase primarily was due to the addition of salaries and benefits, including $5.4 million in stock-based compensation, for personnel performing business development and general corporate activities. We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the anticipated growth of our business and costs associated with our operation as a public company.

         Interest income. Interest income increased from $13,000 for the three months ended June 30, 1999 to $2.3 million for the three months ended June 30, 2000. Such income primarily was due to increased cash balances as a result of the consummation of our initial public offering and private placement financings completed during 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Subscriber revenue. Subscriber revenue increased 510%, from $347,000 for the six months ended June 30, 1999 to $2.1 million for the six months ended June 30, 2000. The increase primarily was due to having larger subscriber levels. Our subscriber base increased from 2,866 subscribers at June 30, 1999 to 18,367 subscribers at June 30, 2000, including 4,734 subscribers of Wynd Communications Corporation, which the Company acquired on June 28, 2000. Average revenue per subscriber (ARPU) increased from $27.10 for the six months ended June 30, 1999 to $36.23 for the six months ended June 30, 2000. This was primarily due to a higher concentration of subscribers in unlimited plans and was partially offset by an increase in service only activations. We expect the number of our subscribers to increase as a result of our expanded sales and marketing efforts.

         Equipment revenue. Equipment revenue increased 264%, from $376,000 for the six months ended June 30, 1999 to $1.4 million for the six months ended June 30, 2000. This increase primarily was due to an increase in the number of the mobile devices sold during the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

         Other revenue. Other revenue decreased from $145,000 for the six months ended June 30, 1999 to $9,000 for the six months ended June 30, 2000. This decrease primarily was due to the performance of a single systems integration consulting project during the 1999 period. We have not pursued consulting projects and consulting services are not expected to be a significant element of our business in the future.

         Cost of subscriber revenue. Cost of subscriber revenue increased 172%, from $908,000 for the six months ended June 30, 1999 to $2.5 million for the six months ended June 30, 2000. This increase primarily was due to an increase in our subscriber base and a related increase in airtime usage during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Our cost of subscriber revenue consists primarily of wireless airtime costs. Our negative gross margin for the six months ended June 30, 2000 improved over prior periods due primarily to our placement of subscribers in more competitive carrier plans. Such gross margins were negatively impacted, however, by extensive roaming usage by a few subscribers. We expect the number of subscribers and related use of our services to increase which will result in increased costs of subscriber revenue.

         Cost of equipment revenue. Cost of equipment revenue increased 360%, from $411,000 for the six months ended June 30, 1999 to $1.9 million for the six months ended June 30, 2000. This increase primarily was due to an increase in the number of mobile devices sold during the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

         Sales and marketing. Sales and marketing expenses increased from $853,000 for the six months ended June 30, 1999 to $13.3 million for the six months ended June 30, 2000. This increase primarily was due to increased advertising costs paid to third parties and the salaries and benefits, including $1.2 million in stock-based compensation, for personnel performing sales and marketing activities. We expect sales and marketing expenses to further increase as we expand our advertising program to increase brand awareness and add personnel to our sales and marketing department.

         General and administrative. General and administrative expenses increased from $1.5 million for the six months ended June 30, 1999 to $14.9 million for the six months ended June 30, 2000. This increase primarily was due to the addition of salaries and benefits, including $9.9 million in stock-based compensation, for personnel performing business development and general corporate activities. We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the anticipated growth of our business and costs associated with our operation as a public company.

         Interest income. Interest income increased from $28,000 for the six months ended June 30, 1999 to $2.5 million for the six months ended June 30, 2000. Such income primarily was due to increased cash balances as a result of the consummation of our initial public offering and private placement financings completed during 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception through June 30, 2000, we financed our operations primarily through private placements of our equity securities and our redeemable convertible preferred stock. On April 12, 2000, the Company consummated an initial public offering of 10,000,000 shares of its Common Stock at a price to the public of $16.00 per share, all of which shares were issued and sold by the Company. As of June 30, 2000, we had $154.2 million in cash and cash equivalents and $151.8 million of working capital.

         Net cash used in operating activities was $20.4 million. The principal use of cash in such period was to fund our losses from operations.

         Net cash used in investing activities was $3.1 million for the six months ended June 30, 2000. Cash used in investing activities for the six months ended June 30, 2000 was principally for purchases of property, equipment and leasehold improvements.

         Net cash provided by financing activities was $171.4 million for the six months ended June 30, 2000. Cash provided by financing activities in this period was primarily attributable to net proceeds from our initial public offering as well as additional private sales of our equity securities. The net proceeds received by the

Company upon the consummation of such offerings, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments.

         As of June 30, 2000, our principal commitments consisted of obligations outstanding under operating leases. As of June 30, 2000, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $4.5 million, of which approximately $539,000 is payable for the remainder of 2000. We anticipate a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the deployment of additional network equipment.

           The Company believes that its existing available cash, including the proceeds from its initial public offering, will be adequate to satisfy its current and planned operations for at least the next 24 months. There can be no assurance, however, that the Company will not require additional financing prior to such time to fund its operations or possible acquisitions.

FORWARD LOOKING STATEMENTS

         Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our need to substantially increase the number of our subscribers; (iii) our need to improve our systems to monitor our wireless airtime costs more effectively; (iv) our ability to respond to the rapid technological change of the wireless data industry; (v) our dependence on wireless carrier networks; (vi) our need to expand our sales and marketing activities and build the GoAmerica brand; (vii) our ability to respond to increased competition in the wireless data industry; and (viii) our ability to integrate acquired businesses. As a result of such risks and others expressed from time to time in the Company's filings with the Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As we do not currently intend to engage in derivatives or hedging transactions, we do not anticipate that there will be any impact on our results of operations, financial position or cash flows upon the adoption of SFAS 133.

         In December 1999, the Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This SAB provides the Commission's views in applying generally accepted accounting principles to selected revenue recognition issues. We are required to adopt the provisions of this SAB no later than the fourth quarter of 2000. We are in the process of evaluating this SAB and have not yet determined the future impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that we have limited exposure to financial market risks, including changes in interest rates. At June 30, 2000, all of our available excess funds are cash or cash equivalents whose value is not subject to changes in interest rates. We currently hold no derivative instruments and do not earn foreign-source income.

We expect to invest our cash only in debt obligations issued by the U.S. government or its agencies with maturities of less than one year whose value may be subject to fluctuations in interest rates.

PART II.          OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Changes in Securities

         The following information relates to all securities sold by the Company within the second quarter of 2000 which were not registered under the securities laws at the time of grant, issuance and/or sale:

         1.       Option Grants

          On April 7, 2000, the Company granted stock options pursuant to its 1999 Stock Plan which were not registered securities under the Securities Act of 1933, as amended (the "Securities Act"). All such stock options were granted at an exercise price of $16.00 per share, the then current fair market value of the Common Stock. The aggregate number of shares of Common Stock underlying such stock option grants totaled 494,500.

         2.       Common Stock Issuances

                  (a) Acquisition of Wynd Communications Corporation

         On June 28, 2000, GoAmerica Acquisition I Corp., a wholly-owned subsidiary of the Company was merged (the "Wynd Merger") with and into Wynd Communications Corporation ("Wynd"), and Wynd became a wholly-owned subsidiary of the Company pursuant to the terms and conditions of the Merger Agreement and Plan of Reorganization, dated as of June 13, 2000 (previously filed with the Commission on a Form 8-K on July 13, 2000). In the Wynd Merger, the former shareholders of Wynd received an aggregate of 3,964,975 newly-issued shares of the Company's Common Stock (after deducting fractional share amounts and paying the former Wynd shareholders cash in lieu thereof) in exchange for all outstanding shares of Wynd capital stock. Additionally, the Company assumed each issued and outstanding option for the purchase of Common Stock of Wynd and converted each such option into options to acquire an aggregate of 477,722 shares of the Company's Common Stock under the Company's 1999 Stock Plan.

                  (b) Option and Warrant Exercises

         During the second quarter of 2000, the Company issued shares of Common Stock pursuant to exercises of stock options granted under the 1999 Stock Plan. The following table sets forth certain information regarding such issuances during the quarter:

           NUMBER OF SHARES                 WEIGHTED AVERAGE EXERCISE PRICE
           ----------------                 -------------------------------
                16,000                                 $1.5625

         During the second quarter of 2000, the Company issued shares of Common Stock pursuant to the exercise of a warrant to purchase 320,000 shares of the Company's Common Stock at an exercise price of $.4375 per share. The exercise was cashless, resulting in the net issuance of 192,975 shares of Common Stock.

         The Company did not employ an underwriter in connection with the issuance of the securities described in this Item 2. The Company believes that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.

Use of Proceeds

         On April 6, 2000, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-94801) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect. Pursuant to such Registration Statement, on April 12, 2000 the Company consummated the issuance and sale of an aggregate of 10,000,000 shares of its Common Stock, for a gross aggregate offering price of $160 million. The Company incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, the Company incurred total expenses of approximately $1.4 million. As of June 30, 2000, all of the $148.8 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. None of such proceeds have yet been specifically applied.

ITEM 5.  OTHER INFORMATION.

         Initial Public Offering.

         On April 12, 2000, the Company consummated an initial public offering of 10,000,000 shares of its Common Stock at a price to the public of $16.00 per share, in which all of such shares were issued and sold by the Company.

         Amendment of Certificate of Incorporation.

         On May 8, 2000, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. Such filing restated the Certificate of Incorporation to reflect conversion of the Series A Preferred Stock and the Series B Preferred Stock in connection with the initial public offering. A copy of the Amended and Restated Certificate of Incorporation is filed as Exhibit 3.1 hereto and is incorporated by reference herein.

         Subsequent Events.

                  (a) Resignation of Director.

         Effective July 24, 2000, Nelson Schwab III resigned his position as a member of the Company's Board of Directors to pursue other interests.

                  (b) Appointment of Director.

         On July 24, 2000, Brian D. Bailey was appointed as a Class B Director of the Company to fill the newly created vacancy. Mr. Bailey is a Managing Director for the Charlotte-based merchant banking firm Carousel Capital Partners, L.P. Prior to joining Carousel Capital in April 2000, Mr. Bailey was an Associate with Forstmann Little & Co. in New York from 1999 to 2000 and a Principal with the Carlyle Group in Washington, D.C. from 1996 to 1999. He formerly held investment banking positions at CS First Boston and Bowles Hollowell Conner & Co. He has also worked in the public sector at both the White House and the U.S. Small Business Administration. Mr. Bailey received a B.A. in Mathematics and Economics from the University of North Carolina at Chapel Hill and an M.B.A. from the Stanford Graduate School of Business.

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  3.1- Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 8, 2000.

                  27 -     Financial Data Schedule.

         (b)      Reports on Form 8-K.

         During the quarter ended June 30, 2000, the Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission. On July 13, 2000, the Company filed a Current Report of Form 8-K with regard to the Wynd Merger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GOAMERICA, INC.




DATE:      August 7, 2000         By:    /s/ Aaron Dobrinsky
                                  ---------------------------------------------
                                  Aaron Dobrinsky
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)





DATE:      August 7, 2000          By:    /s/ Francis J. Elenio
                                  ---------------------------------------------
                                   Francis J. Elenio
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)