Form 10-Q
period 2000-09-30
GOAMERICA INC
filed 2000-11-14
CIK 1101268

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ---------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                          Commission File No. 0-29359

                                GoAmerica, Inc.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                    22-3693371
-------------------------------------       -----------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)


433 Hackensack Avenue, Hackensack, New Jersey                             07601
----------------------------------------------                       -----------
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

                        Yes:   X                     No:
                             -----                        -----

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2000:

               Class                                   Number of Shares
               -----                                   ----------------
    Common Stock, $.01 par value                          52,565,136

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS


                                                                                  Page
                                                                                  ----
PART I.       FINANCIAL INFORMATION.............................................    1

         Item 1.    Financial Statements (unaudited)............................    1

                Condensed Consolidated Balance Sheets as of September 30, 2000
                  and December 31, 1999.........................................    2

                Condensed Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 30, 2000 and 1999.......    3

                Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2000 and 1999.................    4

                Notes to Condensed Consolidated Financial Statements............    5

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.......................    8

                General.........................................................    8

                Results of Operations...........................................    8

                Liquidity and Capital Resources.................................   10

         Item 3.    Quantitative and Qualitative Disclosures About
                      Market Risk...............................................   11

PART II.      OTHER INFORMATION.................................................   12

         Item 2.    Changes in Securities and Use of Proceeds...................   12

         Item 5.    Other Information...........................................   14

         Item 6.    Exhibits and Reports on Form 8-K............................   15

SIGNATURES......................................................................   16

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                                GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                     2000                1999
                                                                                ------------------------------------
                                                                                 (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents...............................................  $  135,160,431        $    6,343,793
     Accounts receivable, net................................................       2,225,213               541,865
     Merchandise inventories.................................................       5,525,810               589,307
     Prepaid expenses........................................................       3,798,694               439,255
     Other current assets....................................................         106,919                32,200
                                                                                -------------        --------------
Total current assets.........................................................     146,817,067             7,946,420

Property, equipment and leasehold improvements, net..........................       5,178,553               959,243
Goodwill and intangible assets, net..........................................      53,047,204                    --
Deferred costs...............................................................              --               510,748
Other assets.................................................................       1,584,374               340,273
                                                                                -------------        --------------
                                                                               $  206,627,198        $    9,756,684
                                                                               ==============        ==============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable........................................................  $    9,759,222        $    3,837,715
     Accrued expenses........................................................       3,170,831             1,460,936
     Capital lease obligations...............................................          78,538               157,854
     Deferred income.........................................................         516,243                64,300
                                                                                -------------        --------------
Total current liabilities....................................................      13,524,834             5,520,805

Other liabilities............................................................         346,165               139,274

Commitments and contingencies
Series A redeemable convertible preferred stock, $.01 par value, authorized;
   10,500 shares in 1999 and 2000; issued and outstanding: 10,500 shares in
   1999 and none in 2000; $10,500,000 liquidation
   preference ...............................................................             --            20,755,323
Series B redeemable convertible preferred stock, $.01 par value, authorized: none in 1999 and 648,057 shares in 2000; issued and outstanding:
   none in 1999 and 2000.....................................................             --                    --

Stockholders' equity (deficit):
   Preferred stock,  $.01 par value, authorized: 5,000,000 shares in 1999 and 4,351,943 shares in 2000; issued and outstanding: none in
     1999 and 2000...........................................................             --                    --
   Common stock,  $.01 par value, authorized: 100,000,000 shares in 1999 and
     200,000,000 shares in 2000;  issued and outstanding: 23,687,184 in 1999
     and 52,388,871 in 2000..................................................         523,889               236,872
     Additional paid-in capital..............................................     261,642,458             5,483,655
     Deferred employee compensation..........................................      (8,762,594)           (7,067,533)
     Accumulated deficit.....................................................     (60,647,554)          (15,311,712)
                                                                                -------------        --------------
Total stockholders' equity (deficit).........................................     192,756,199           (16,658,718)
                                                                                -------------        --------------
                                                                                $ 206,627,198        $    9,756,684
                                                                                =============        ==============



   The accompanying notes are an integral part of these financial statements.

                                GOAMERICA, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                   ------------------------------------------------------------------
                                                        2000              1999             2000              1999
                                                   ------------------------------------------------------------------
REVENUES:
     Subscriber.................................   $    2,819,620   $      316,519     $   4,937,944    $     663,892
     Equipment..................................        1,413,416          240,575         2,781,943          616,938
     Other......................................           34,978           54,685            43,624          200,113
                                                   --------------   --------------     -------------    -------------
                                                        4,268,014          611,779         7,763,511        1,480,943
COSTS AND EXPENSES:
     Cost of subscriber revenue.................        1,887,980        1,074,881         4,354,378        1,982,660
     Cost of equipment revenue..................        1,923,854          327,250         3,817,049          738,747
     Sales and marketing........................       12,662,711          557,018        25,994,597        1,409,876
     General and administrative.................        5,169,202        1,614,808        20,079,808        3,152,261
     Depreciation and amortization..............          326,641           87,087           561,925          182,528
     Amortization of goodwill and other
       intangibles..............................        3,140,630               --         3,228,158               --
     Settlement costs...........................               --          297,310                --          297,310
                                                   --------------   --------------     -------------    -------------
                                                       25,111,018        3,958,354        58,035,915        7,763,382
                                                   --------------   --------------     -------------    -------------
Loss from operations............................      (20,843,004)      (3,346,575)      (50,272,404)      (6,282,439)
Interest income, net............................        2,425,522           52,535         4,936,561           80,570
                                                   --------------   --------------     -------------    -------------
Net loss........................................   $  (18,417,482)  $   (3,294,040)    $ (45,335,843)   $  (6,201,869)

Beneficial conversion feature and accretion of
   redemption value of mandatorily redeemable
   convertible preferred stock..................               --          (10,167)      (30,783,931)         (10,167)
                                                   --------------   ---------------    -------------    -------------
Net loss applicable to common stockholders......   $  (18,417,482)  $   (3,304,207)    $ (76,119,774)   $  (6,212,036)
                                                   ==============   ==============     =============    =============

Basic net loss per share applicable to common
   stockholders.................................   $        (0.36)  $        (0.15)    $       (1.88)   $       (0.29)

Diluted net loss per share applicable to common
   stockholders.................................   $        (0.36)  $        (0.15)    $       (1.88)   $       (0.29)
                                                   ==============   ==============     =============    =============
Weighted average shares used in computation of
   basic net loss per share applicable to
   common stockholders..........................       51,277,967       21,332,360        40,410,173       21,330,306

Weighted average shares used in computation of
   diluted net loss per share applicable to
   common stockholders..........................       51,707,273       21,767,384        40,565,314       21,765,330



   The accompanying notes are an integral part of these financial statements.

                                GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ----------------------------------
                                                                               2000              1999
                                                                          ----------------------------------
OPERATING ACTIVITIES
Net loss.............................................................     $  (45,335,843)    $   (6,201,869)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................            561,925            182,528
  Amortization of intangible assets..................................          3,228,158                 --
  Provision for losses on accounts receivable........................            139,902             95,000
  Non-cash employee compensation.....................................         12,127,995            415,500
  Non-cash rent expense..............................................             77,097             87,046
  Non-cash settlement costs..........................................                 --            297,310
  Non-cash charges...................................................            317,715                 --
    Changes in operating assets and liabilities:
    Increase in accounts receivable..................................         (1,579,867)          (133,788)
    Increase in inventory............................................         (4,849,784)          (213,597)
    Increase in prepaid expenses and other assets....................         (4,354,259)          (390,562)
    Increase in accounts payable.....................................          4,670,018          1,833,363
    (Decrease)/increase in accrued expenses..........................         (2,474,664)            30,557
    Increase in deferred income......................................            426,943             25,296
                                                                          --------------     --------------
Net cash used in operating activities................................        (37,044,664)        (3,973,216)

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements...........         (4,183,603)          (343,119)
Investment in DataRover Mobile Systems, Inc..........................                 --           (255,700)
Investment in Centrinity Inc.........................................           (300,000)                --
Acquisition of business, net of acquired cash........................           (977,260)                --
                                                                          ---------------    --------------
Net cash used in investing activities................................         (5,460,863)          (598,819)

FINANCING ACTIVITIES
Proceeds from sale of common stock and stock purchase warrants, net..        146,843,282            135,841
Proceeds from sale of preferred stock................................         24,637,100          9,791,851
Payments made on capital lease obligations...........................           (158,217)                --
                                                                          --------------     --------------
Net cash provided by financing activities............................        171,322,165          9,927,692
                                                                          --------------     --------------

Increase in cash and cash equivalents................................        128,816,638          5,355,657
Cash and cash equivalents at beginning of period.....................          6,343,793          1,960,954
                                                                          --------------     --------------
Cash and cash equivalents at end of period...........................     $  135,160,431     $    7,316,611
                                                                          ==============     ==============

NON-CASH FINANCING ACTIVITIES
Common stock issued in connection with sale of preferred stock.......     $    3,402,243     $           --
Common stock and stock options issued in connection with acquisitions     $   52,731,724     $           --
Common stock issued in connection with cashless warrant exercise.....     $    3,087,600     $           --

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2000 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2000 and 1999. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-94801), as declared effective by the Securities and Exchange Commission (the "Commission") on April 6, 2000.

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

         The net proceeds received by the Company upon the consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments, all of which are considered cash equivalents.

NOTE 3 -- SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

NOTE 4 -- ACQUISITIONS

         On June 28, 2000, the Company acquired Wynd Communications Corporation ("Wynd"), a privately owned company headquartered in San Luis Obispo, California engaged in providing wireless telecommunications services for people who are deaf or hard of hearing. The total purchase price of approximately $43 million was satisfied by the issuance of 3,964,975 shares of Common Stock and the payment of approximately $319,000 in merger related costs. Of the Common Stock issued, 396,498 shares will be held in escrow for a period of one year. In addition, outstanding options to acquire Wynd shares were converted into options to purchase 477,722 shares of the Company's Common Stock.

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

         On August 31, 2000, the Company acquired Hotpaper.com, Inc. ("Hotpaper"), a privately owned company headquartered in San Francisco, California engaged in providing web-based document automation software, infrastructure and content. The total purchase price of approximately $11 million was satisfied by the issuance of 1,006,111 shares of Common Stock, cash consideration of $750,000 and the payment of approximately $212,000 in merger related costs. Of the Common Stock issued, 100,612 shares will be held in escrow for a period of one year. In addition, outstanding options to acquire Hotpaper shares were converted into options to purchase 81,651 shares of the Company's Common Stock.

         The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on estimates of fair market values at the date of acquisition. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $11 million which has been recorded as goodwill and is being amortized on a straight line basis over 3 years.

         The unaudited consolidated results of operations on a pro forma basis as if such acquisitions had occurred at the beginning of fiscal 1999 are as follows:

                                                                            NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                                  2000                 1999
                                                                           ---------------------------------------
                                                                               (unaudited)         (unaudited)
Revenue..................................................................  $       9,470,311      $  3,093,272
Net loss................................................................         (58,445,282)      (18,804,073)
Net loss applicable to common stockholders...............................        (89,229,213)      (18,814,240)
Diluted net loss per share applicable to common stockholders.............              (2.02)            (0.70)

         The financial statements include the results of operations of Wynd and Hotpaper since the dates of acquisition.

NOTE 5 -- EARNINGS PER SHARE

         The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"), and the Commission's Staff Accounting Bulletin No. 98 ("SAB 98").

         Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted-average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. The weighted average number of shares utilized in arriving at basic earnings per share reflect an adjustment for 429,306 and 147,041 common shares for the three and nine month periods ended September 30, 2000, respectively, for shares held in escrow as a result of the Wynd and Hotpaper acquisitions (see note 4). Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The weighted average number of shares utilized in arriving at diluted earnings per share presented reflect adjustments for 435,024 common shares for the three and nine months ended September 30, 1999, respectively, and 8,100 common shares for the nine months ended September 30, 2000 issuable pursuant to warrants which were previously issued for nominal consideration. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants as issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.

NOTE 6 -- STOCK OPTION PLANS AND OTHER STOCK-BASED COMPENSATION

         For certain options granted during 2000, the Company has recorded pursuant to APB No. 25 approximately $8,843,000 of deferred compensation expense representing the difference between the exercise price thereof and the deemed market value of the Common Stock at the date of grant. This compensation expense is amortized over the vesting period of each option granted. Amortization of such deferred compensation amounted to approximately $7,148,000 during the nine months ended September 30, 2000. As of September 30, 2000, unamortized deferred compensation expense amounted to approximately $8,763,000.

         On April 7, 2000, an employee of the Company exercised a warrant to purchase up to 320,000 shares of the Company's Common Stock on a cashless basis in accordance with the terms of the original warrant agreement. As a result, the Company recorded pursuant to APB No. 25 compensation expense of approximately $4,980,000 representing the difference between the exercise price thereof and the market value of the Common Stock at the date of exercise and issued to the employee 192,975 shares of Common Stock.

NOTE 7 -- SUBSEQUENT EVENTS

         In November 2000, the Company agreed to issue to Dell Ventures, L.P. ("Dell Ventures"), an affiliate of Dell Products, a warrant to purchase 563,864 shares of the Company's Common Stock at a price of $16 per share. As of September 30, 2000, Dell USA L.P. and its affiliates own in the aggregate approximately 4.9% of the outstanding Common Stock of the Company.

         On November 7, 2000, the Company acquired substantially all of the assets of Flash Creative Management, Inc. ("Flash"), a privately owned company headquartered in Hackensack, New Jersey. The purchase price consisted of $4 million in restricted GoAmerica Common Stock and cash of $6 million. In addition the Company assumed certain liabilities of Flash including the payment of deferred bonus compensation to Flash employees in an amount equal to $560,000. Flash is a provider of consulting services to business customers in the areas of business improvement, strategy and redesign and in software development and integration. The acquisition will add professional services to the Company's suite of wireless offerings for corporate customers.


NOTE 8 -- WARRANT ISSUANCE

         On August 31, 2000, the Company granted Research in Motion Limited, a corporation organized under the laws of the Province of Ontario ("RIM"), warrants which were not registered securities under the Securities Act in partial consideration for certain obligations assumed by RIM under the terms of a certain Marketing Agreement and the Strategic Alliance Agreement by and between RIM and the Company. All such warrants were granted at an exercise price of $16.00 per share, with a three year exercise period from the date of grant. The aggregate number of shares of Common Stock underlying such warrant grants totaled 333,000.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Subscriber revenue. Subscriber revenue increased 790.8%, from $317,000 for the three months ended September 30, 1999 to $2,820,000 for the three months ended September 30, 2000. The increase was due to increased subscriber levels, the completion of the acquisition of Wynd Communications Corporation ("Wynd") as well as a higher concentration of subscribers in unlimited rate plans. Our subscriber base increased from 3,887 subscribers at September 30, 1999 to 30,432 subscribers at September 30, 2000. We expect the number of our subscribers to increase as a result of our expanded sales and marketing efforts.

         Equipment revenue. Equipment revenue increased 487.5%, from $241,000 for the three months ended September 30, 1999 to $1,413,000 for the three months ended September 30, 2000. This increase primarily was due to an increase in the number of the mobile devices sold during the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

         Other revenue. Other revenue decreased from $55,000 for the three months ended September 30, 1999 to $35,000 for the three months ended September 30, 2000. This decrease primarily was due to a decrease in performance of a single systems integration consulting project during the 1999 period. We have not pursued consulting projects and consulting services. However, we expect consulting services revenue to increase moderately as a result of our acquisition of Flash Creative Management, Inc. ("Flash").

         Cost of subscriber revenue. Cost of subscriber revenue increased 75.6%, from $1,075,000 for the three months ended September 30, 1999 to $1,888,000 for the three months ended September 30, 2000. This increase was due to the completion of the acquisition of Wynd, an increase in our subscriber base and a related increase in airtime usage during the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Our cost of subscriber revenue consists primarily of wireless airtime costs. We attained a positive subscriber gross margin of $932,000 for the three months ended September 30, 2000 due primarily to our placement of subscribers in more competitive carrier plans. Gross margins are still negatively impacted by extensive roaming usage by a few subscribers, but we believe that with continued close monitoring these related costs can be reduced. We expect the number of subscribers and related use of our services to increase which will result in increased costs of subscriber revenue.

         Cost of equipment revenue. Cost of equipment revenue increased 487.9%, from $327,000 for the three months ended September 30, 1999 to $1,924,000 for the three months ended September 30, 2000. This increase primarily was due to an increase in the number of mobile devices sold during the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

         Sales and marketing. Sales and marketing expenses increased from $557,000 for the three months ended September 30, 1999 to $12,663,000 for the three months ended September 30, 2000. This increase primarily was due to increased advertising costs paid to third parties and the salaries and benefits, including $600,000 in stock-based compensation, for personnel performing sales and marketing activities and was incrementally increased as a result of the acquisitions of Wynd and Hotpaper.com, Inc. ("Hotpaper"). We expect sales and marketing expenses to further increase as we expand our advertising program to increase brand awareness and add personnel to our sales and marketing department.

         General and administrative. General and administrative expenses increased from $1,615,000 for the three months ended September 30, 1999 to $5,169,000 for the three months ended September 30, 2000. This increase primarily was due to increased salaries and benefits, including $467,000 in stock-based compensation, for personnel performing business development and general corporate activities and was incrementally increased as a result of the acquisitions of Wynd and Hotpaper. We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the anticipated growth of our business and costs associated with our operation as a public company.

         Amortization of intangibles. For the three months ended September 30, 2000, the Company incurred $3,141,000 of goodwill amortization related to the completion of the acquisitions of Wynd and Hotpaper.

         Interest income. Interest income increased from $53,000 for the three months ended September 30, 1999 to $2,426,000 for the three months ended September 30, 2000. Such income primarily was due to increased cash balances as a result of the consummation of our initial public offering and private placement financings completed during 2000.



Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Subscriber revenue. Subscriber revenue increased 643.8%, from $664,000 for the nine months ended September 30, 1999 to $4,938,000 for the nine months ended September 30, 2000. The increase was due to increased subscriber levels, the completion of the acquisition of Wynd in June 2000 as well as a higher concentration of subscribers in unlimited rate plans. Our subscriber base increased from 3,887 subscribers at September 30, 1999 to 30,432 subscribers at September 30, 2000. We expect the number of our subscribers to increase as a result of our expanded sales and marketing efforts.

         Equipment revenue. Equipment revenue increased 350.9%, from $617,000 for the nine months ended September 30, 1999 to $2,782,000 for the nine months ended September 30, 2000. This increase primarily was due to an increase in the number of mobile devices sold during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

         Other revenue. Other revenue decreased from $200,000 for the nine months ended September 30, 1999 to $44,000 for the nine months ended September 30, 2000. This decrease primarily was due to the performance of a single systems integration consulting project during the 1999 period. We have not pursued consulting projects and consulting services. However, we expect consulting services revenue to increase moderately as a result of our acquisition of Flash.

         Cost of subscriber revenue. Cost of subscriber revenue increased 119.6%, from $1,983,000 for the nine months ended September 30, 1999 to $4,354,000 for the nine months ended September 30, 2000. This increase was partially due to the completion of the acquisition of Wynd and also due to an increase in GoAmerica Communications Corp. subscriber base and a related increase in airtime usage during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Our cost of subscriber revenue consists primarily of wireless airtime costs. We attained a positive subscriber gross margin of $584,000 for the nine months ended September 30, 2000 due primarily to our placement of subscribers in more competitive carrier plans. Gross margins are still negatively impacted by extensive roaming usage by a few subscribers, but with continued close monitoring these related costs can be kept to a minimum. We expect the number of subscribers and related use of our services to increase which will result in increased costs of subscriber revenue.

         Cost of equipment revenue. Cost of equipment revenue increased 416.5%, from $739,000 for the nine months ended September 30, 1999 to $3,817,000 for the nine months ended September 30, 2000. This increase primarily was due to an increase in the number of mobile devices sold during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

         Sales and marketing. Sales and marketing expenses increased from $1,410,000 for the nine months ended September 30, 1999 to $25,995,000 for the nine months ended September 30, 2000. This increase primarily was due to increased advertising costs paid to third parties and increased salaries and benefits, including $1,800,000 in stock-based compensation, for personnel performing sales and marketing activities and was incrementally increased as a result of the acquisition of Wynd and Hotpaper. We expect sales and marketing expenses to further increase as we expand our advertising program to increase brand awareness and add personnel to our sales and marketing department.

         General and administrative. General and administrative expenses increased from $3,152,000 for the nine months ended September 30, 1999 to $20,080,000 for the nine months ended September 30, 2000. This increase primarily was due to increased salaries and benefits, including $10.3 million in stock-based compensation, for personnel performing business development and general corporate activities and was incrementally increased as a result of the acquisitions of Wynd and Hotpaper. We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the anticipated growth of our business and costs associated with our operation as a public company.

         Amortization of intangibles. For the nine months ended September 30, 2000, the Company incurred $3,228,000 of goodwill amortization related to the completion of the acquisitions of Wynd and Hotpaper.

         Interest income. Interest income increased from $81,000 for the nine months ended September 30, 1999 to $4,937,000 for the nine months ended September 30, 2000. Such income primarily was due to increased cash balances as a result of the consummation of our initial public offering and private placement financings completed during 2000.



LIQUIDITY AND CAPITAL RESOURCES

         Since our inception through September 30, 2000, we financed our operations primarily through private placements of our equity securities and our redeemable convertible preferred stock. On April 12, 2000, the Company consummated an initial public offering of 10,000,000 shares of its Common Stock at a price to the public of $16.00 per share, all of which shares were issued and sold by the Company. As of September 30, 2000, we had $135.2 million in cash and cash equivalents and $133.3 million of working capital.

         Net cash used in operating activities was $37.0 million for the nine months ended September 30, 2000. The principal use of cash in such period was to fund our losses from operations. We also used approximately $4.8 million to acquire inventory of wireless devices for resale.

         Net cash used in investing activities was $5.5 million for the nine months ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 2000 was principally for purchases of property, equipment and leasehold improvements.

         Net cash provided by financing activities was $171.3 million for the nine months ended September 30, 2000. Cash provided by financing activities in this period was primarily attributable to net proceeds from our initial public offering as well as additional private sales of our equity securities. The net proceeds received by the Company upon the consummation of such offerings, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments.

         As of September 30, 2000, our principal commitments consisted of obligations outstanding under operating leases. As of September 30, 2000, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $13.7 million, of which approximately $668,000 is payable for the remainder of 2000. We anticipate a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the deployment of additional network equipment.

           The Company believes that its existing available cash, including the proceeds from its initial public offering, will be adequate to satisfy its current and planned operations for at least the next 24 months. There can be no assurance, however, that the Company will not require additional financing prior to such time to fund its operations or possible acquisitions.



FORWARD LOOKING STATEMENTS

         Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our need to substantially increase the number of our subscribers; (iii) our need to improve our systems to monitor our wireless airtime costs more effectively; (iv) our ability to respond to the rapid technological change of the wireless data industry; (v) our dependence on wireless carrier networks; (vi) our need to expand our sales and marketing activities and build the GoAmerica brand; (vii) our ability to respond to increased competition in the wireless data industry; and (viii) our ability to integrate acquired businesses and technologies. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission (the "Commission"), the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS
133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as "derivatives") and for hedging activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As we do not currently intend to engage in derivatives or hedging transactions, we do not anticipate that there will be any impact on our results of operations, financial position or cash flows upon the adoption of SFAS 133.

         In December 1999, the Commission issued Staff Accounting Bulletin ("SAB") No.101, "Revenue Recognition in Financial Statements." This SAB provides the Commissions's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt the provisions of this SAB no later than the fourth quarter of 2000. The Company does not expect the adoption of this SAB to have a material impact on its financial position, results of operations or cash flows.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that we have limited exposure to financial market risks, including changes in interest rates. At September 30, 2000, all of our available excess funds are cash or cash equivalents whose value is not subject to changes in interest rates. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest our cash only in debt obligations issued by the U.S. government or its agencies with maturities of less than one year whose value may be subject to fluctuations in interest rates.

                           PART II. OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

Changes in Securities

         The following information relates to all securities sold by the Company within the third quarter of 2000 which were not registered under the securities laws at the time of grant, issuance and/or sale:

         1.       Option Grants

          On September 19, 2000, the Company granted stock options to various employees and consultants pursuant to its 1999 Stock Plan which were not registered securities under the Securities Act of 1933, as amended (the "Securities Act"). With the exception of one stock option, all of such stock options were granted at an exercise price of $7.97 per share, the then current fair market value of the Common Stock, with four year vesting. The aggregate number of shares of Common Stock underlying such stock option grants totaled 170,700. One stock option was granted at an exercise price of $16.00 per share, with immediate vesting. The aggregate number of shares of Common Stock underlying such stock option grant totaled 5,000.

         2.       Common Stock Issuances

                  (a)      Acquisition of Hotpaper.com, Inc.

         On August 31, 2000, GoAmerica Acquisition II Corp., a Delaware corporation and wholly-owned subsidiary of the Company was merged (the "Hotpaper Merger") with and into Hotpaper.com, Inc. ("Hotpaper"), and Hotpaper became a wholly-owned subsidiary of the Company pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of August 11, 2000 (previously filed with the Commission on September 15, 2000). In the Hotpaper Merger, the former shareholders of Hotpaper received an aggregate of 1,006,111 newly-issued shares of the Company's Common Stock (after deducting fractional share amounts and paying the former Hotpaper shareholders cash in lieu thereof) in exchange for a portion of the outstanding shares of Hotpaper capital stock. One stockholder of Hotpaper received a cash payment of $750,000 in exchange for a portion of his shares of Hotpaper capital stock, such portion equaling the balance of the total outstanding shares of capital stock of Hotpaper. Additionally, the Company assumed each issued and outstanding option for the purchase of Common Stock of Hotpaper and converted each such option into options to acquire an aggregate of 81,651 shares of the Company's Common Stock under the Company's 1999 Stock Plan.

                  (b)      Option and Warrant Exercises

         During the third quarter of 2000, the Company issued shares of Common Stock to current or former employees pursuant to exercises of stock options granted under the 1999 Stock Plan. The following table sets forth certain information regarding such issuances during the quarter:

         NUMBER OF SHARES                   WEIGHTED AVERAGE EXERCISE PRICE
         ----------------                   -------------------------------

              12,000             .                    $1.5216

         During the third quarter of 2000, the Company issued shares of Common Stock pursuant to the exercise of warrants to purchase an aggregate of 185,664 shares of the Company's Common Stock at a weighted average exercise price of $1.6144 per share. The exercises were cashless, resulting in the net issuance of 151,817 shares of Common Stock. The following table sets forth certain information regarding such issuances during the period:

                                          AGGREGATE NUMBER        NET NUMBER
         PURCHASERS                      OF SHARES PURCHASED   OF SHARES ISSUED
         ----------                      -------------------   ----------------

         Zackfoot Investments LLC              139,504             115,718

         Jeffrey Mann                           12,000               9,384

         The Millie Chessin
         Memorial Foundation for
         Torah Education, Inc.                  34,160              26,715

                  (c)      CIBC World Markets Corp. Private Offering
                           Fee Adjustment.

         On January 28, 2000, pursuant to the terms of a certain Letter Agreement (the "Letter Agreement"), dated as of January 5, 2000, by and between CIBC World Markets Corp. ("CIBC World Markets") and the Company, the Company issued 28,352 shares of the Company's Series B preferred stock to CIBC WMV, Inc. ("CIBC") as partial consideration for certain services rendered by CIBC in connection with a private equity financing that the Company closed on January 17, 2000. All of such shares of Series B preferred stock issued to CIBC were thereafter converted into 226,816 shares of the Company's Common Stock upon the Company's initial public offering of its Common Stock. On September 29, 2000, due to a miscalculation of the number of shares of the Company's Series B preferred stock that should have been issued to CIBC on January 28, 2000 under the terms of the Letter Agreement, the Company instructed its transfer agent to issue an additional 16,450 shares of the Company's Common Stock to CIBC World Markets.

         3.       Warrants.

         On August 31, 2000, the Company granted Research in Motion Limited, a corporation organized under the laws of the Province of Ontario ("RIM"), warrants which were not registered securities under the Securities Act in partial consideration for certain obligations assumed by RIM under the terms of a certain Marketing Agreement and the Strategic Alliance Agreement by and between RIM and the Company. All such warrants were granted at an exercise price of $16.00 per share, with a three year exercise period from the date of grant. The aggregate number of shares of Common Stock underlying such warrant grants totaled 333,000.

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

Use of Proceeds

         On April 6, 2000, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-94801) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect. Pursuant to such Registration Statement, on April 12, 2000 the Company consummated the issuance and sale of an aggregate of 10,000,000 shares of its Common Stock, for a gross aggregate offering price of $160 million. The Company incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, the Company incurred total expenses of approximately $1.4 million. As of September 30, 2000, approximately $134.9 million of the $148.8 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $13.9 million of the net proceeds have been specifically applied as follows: (i) $1.0 million for the acquisition of other businesses, (ii) $4.2 million for sales and marketing expenses, (iii) $900,000 for the purchase of capital assets; and (iv) $7.8 million for working capital needs.

ITEM 5.           OTHER INFORMATION.

         Resignation of Director.

         Effective July 24, 2000, Nelson Schwab III resigned his position as a Class B member of the Company's Board of Directors to pursue other interests.

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

         Subsequent Events.

                  (a)      Option Grants.

         On October 6, 2000, the Company granted stock options to various employees pursuant to its 1999 Stock Plan which were not registered securities under the Securities Act. All of such stock options were granted at an exercise price of $6.96 per share, the then current fair market value of the Common Stock, with four year vesting. The aggregate number of shares of Common Stock underlying such stock option grants totaled 326,050.

                  (b) Registration Statement on Form S-8 and Form S-3 Reoffer Prospectus.

         On October 11, 2000, the Company filed a Registration Statement on Form S-8 (Registration Statement No. 333-47736), with a Form S-3 Reoffer Prospectus, in order to register an aggregate of 10,678,000 shares of the Company's Common Stock, as follows: (i) 1,878,000 shares of Common Stock issued or issuable pursuant to options previously granted under the GoAmerica Communications Corp. 1999 Stock Option Plan; (ii) 3,054,931 shares of Common Stock issued or issuable pursuant to options previously granted under the Company's 1999 Stock Option Plan; (iii) 1,745,069 shares of Common Stock issuable pursuant to options to be granted under the Company's 1999 Stock Plan; and (iv) 4,000,000 shares of Common Stock issuable pursuant to the Company's Employee Stock Purchase Plan. Accordingly, all shares issued upon the exercise of options or purchase rights granted pursuant to the foregoing plans will be registered securities under the Securities Act.

                  (c)      Acquisition of Assets of Flash Creative
                           Management, Inc.

         On November 7, 2000, GoAmerica Communications Corp., a Delaware corporation and wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Flash Creative Management, Inc., a New Jersey corporation ("Flash"), including the payment of deferred bonus compensation to Flash employees in an aggregate amount of approximately $560,000. Flash is a provider of consulting services to business customers in the areas of business improvement, strategy and redesign and in software development and integration. The acquisition will add professional services to the Company's suite of wireless offerings for corporate customers.

         In consideration for the acquisition, GoAmerica Communications Corp. paid $6,000,000 in cash to Flash ($2,000,000 of which is to be paid out subject to earn-out provisions contained in the Asset Purchase Agreement) and the Company issued 466,302 restricted shares of the Company's Common Stock to Flash. Pursuant to the provisions of an Escrow Agreement entered into by and among the Company, Flash, the existing stockholders of Flash and American Stock Transfer & Trust Company, as escrow agent, fifteen percent (15%) of the shares issued by the Company will be held in escrow for a 15 month period in the event of any breach of the covenants, representations or warranties and to secure certain indemnification rights that the Company has under the Asset Purchase Agreement.

                  (d) Employment of Chief Operating Officer and Chief Information Officer.

         Commencing November 1, 2000, David Blumenthal was employed as the Chief Operating Officer of the Company and Y. Alan Griver was employed as the Chief Information Officer of the Company. Mr. Blumenthal founded Flash in 1987 where he has served as its President and Chief Executive Officer since its inception. Mr. Blumenthal has extensive experience in developing business strategies, corporate policies and organizations. Prior to founding Flash, Mr. Blumenthal managed sales operations for a leading healthcare software developer. He holds a masters of business administration with a concentration on organizational development and personnel training and management as well as a bachelor of arts in journalism and mass communications from New York University.

         Mr. Griver also founded Flash where he served as Chief Information Officer, responsible for overseeing the development of Flash's methods and development frameworks. Mr. Griver has extensive experience in developing internal systems and professional consulting groups as well as methods and development frameworks. Prior to founding Flash, Mr. Griver headed the IS department of a mid-sized accounting firm. Mr. Griver has written articles that have been published in many leading publications, has lectured throughout the world on computer systems and software design and has received the "Most Valuable Professional" award from Microsoft for his expertise in applying Microsoft technology to real world applications.

                  (e)      Promotions.

         Effective November 7, 2000, Joseph Korb was promoted to the position of President of the Company and Jesse Odom was promoted to the position of Chief Technology Officer. In connection with Mr. Korb's promotion, Aaron Dobrinsky resigned from the position of President but maintained his position of Chief Executive Officer. The President will report directly to the Chief Executive Officer.

                  (f)      Anticipated Warrant Issuance.

         In November 2000, the Company agreed to grant Dell Ventures, L.P., a Texas limited partnership, warrants which will not be registered securities under the Securities Act. All such warrants will be granted at an exercise price of $16.00 per share, with a net exercise option and a three year exercise period from the date of grant. The aggregate number of shares of Common Stock underlying such warrant grants will be 563,864, which shares will be subject to a registration rights agreement upon issuance.

         The Company did not employ an underwriter in connection with the issuance of the securities described in this Item 5. The Company believes that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  27 -     Financial Data Schedule.

         (b)      Reports on Form 8-K.

         During the quarter ended September 30, 2000, the Company filed two reports on Form 8-K with the Commission. On July 13, 2000, the Company filed a Current Report of Form 8-K with regard to the Company's acquisition of all of the issued and outstanding capital stock of Wynd Communications Corporation, a California corporation ("Wynd"), pursuant to which GoAmerica Acquisition I Corp., a Delaware corporation and wholly-owned subsidiary of the Company, merged with and into Wynd (the "Wynd Merger") and Wynd became a wholly-owned subsidiary of the Company.

         On September 11, 2000, the Company filed an amended Current Report on Form 8-K/A to file the required historical and pro forma financial statements with respect to the Wynd Merger.

         On September 15, 2000, the Company filed a Current Report on Form 8-K with regard to the Hotpaper Merger. The required historical and pro forma financial statements with respect to the Hotpaper Merger are to be filed by amendment no later than November 14, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            GOAMERICA, INC.




DATE:    November 13, 2000                  By:   /s/ Aaron Dobrinsky
                                                  -----------------------------
                                                  Aaron Dobrinsky
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)





DATE:    November 13, 2000                  By:   /s/ Francis J. Elenio
                                                  -----------------------------
                                                  Francis J. Elenio
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)