Form 10-K
period 2000-12-31
GOAMERICA INC
filed 2001-04-02
CIK 1101268

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                         Commission File Number 0-29359
                                 GOAMERICA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                        Delaware                                                  22-3693371
            -------------------------------                          ------------------------------------
            (State or Other Jurisdiction of                          (I.R.S. Employer Identification No.)
             Incorporation or Organization)

    433 Hackensack Avenue, Hackensack, New Jersey                                    07601
    ---------------------------------------------                     -----------------------------------
      (Address of Principal Executive Offices)                                     (Zip Code)

Registrant's telephone number, including area code (201) 996-1717
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                               Name of Each Exchange on Which Registered
          -------------------                               -----------------------------------------
                 None
          -------------------                               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes:    X         No:
                             --------         --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $95,381,683 at March 23, 2001 based on the last sales price on that date.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 23, 2001:

                           Class                                                 Number of Shares
                           -----                                                 ----------------
               Common Stock, $0.01 par value                                        53,216,963

         The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

               Item                                                                                     Page
               ----                                                                                     ----

PART I           1.     Business...............................................................            2
                 2.     Properties.............................................................           27
                 3.     Legal Proceedings......................................................           27
                 4.     Submission of Matters to a Vote of Security Holders....................           27

PART II          5.     Market for our Common Equity, Related Stockholder Matters and Use
                             of Proceeds.......................................................           28
                 6.     Selected Consolidated Financial Data...................................           30
                 7.     Management's Discussion and Analysis of Financial Condition and
                             Results of Operations.............................................           32

                 7A.    Quantitative and Qualitative Disclosures About Market Risk.............           40
                 8.     Financial Statements and Supplementary Data............................           40
                 9.     Changes in and Disagreements with Accountants on Accounting and
                             Financial Disclosure..............................................           40

PART III        10.     Directors and Executive Officers.......................................           41
                11.     Executive Compensation.................................................           41

                12.     Security Ownership of Certain Beneficial Owners and Management.........           41
                13.     Certain Relationships and Related Transactions.........................           41


PART IV         14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......           42

SIGNATURES.....................................................................................           43

EXHIBIT INDEX..................................................................................           45


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE....................          F-1

                                     PART I

ITEM 1.  BUSINESS.

FORWARD-LOOKING STATEMENTS

         The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, subscriber base, profit margins and other statements regarding matters that are not historical facts, involve predictions with risks and uncertainties. Potential risks and uncertainties that could affect our future operating results include, but are not limited to: (i) our ability to increase and maintain a subscriber base; (ii) uncertainties relating to the future demand for services in the emerging wireless data services market; and (iii) our ability to successfully grow our infrastructure, manage expanded operations, integrate acquired businesses and offer new services. Such risks and others are more fully described in Risk Factors included elsewhere in this Annual Report. Our actual results may differ materially from the results expressed in, or implied by, such forward-looking statements. Each reference herein to "GoAmerica," the "Company" or "We," or any variation thereof, is a reference to GoAmerica, Inc. and its subsidiaries.

GENERAL

         GoAmerica, Inc. is a nationwide wireless Internet services provider. We enable our enterprise and individual subscribers to access wirelessly the Internet, email and corporate intranets through a wide variety of mobile computing and communications devices. Through operation of our Wireless Internet Connectivity Center, we can offer our subscribers comprehensive and flexible mobile data solutions for wireless Internet access. Our turnkey solution provides wireless network services, mobile devices, software and subscriber service and support.

         Our proprietary Go.Web(TM) technology, which is hosted within our Wireless Internet Connectivity Center, enables our subscribers to access data and the Internet. Enterprise customers utilize Go.Web to wirelessly access mission critical corporate data residing behind firewalls in a secure, wireless environment. This ability empowers mobile workers with the means to access customer relationship management systems, sales/field force automation information time management software and other important corporate systems in real time. Enterprise customers, as well as our mobile professionals can also access a wide variety of Internet content, such as business and financial data, news, sports, travel, entertainment, personal contact and other information. Our subscribers can also conduct ecommerce transactions, such as shopping, reservations and stock trading, to the extent permitted by their mobile device of choice. Additionally, we offer a personal Web page, or "personal portal," www.mygoweb.com, to access their favorite Web sites quickly. We also offer a variety of email solutions which allow our subscribers to access their email at their existing Internet and business email accounts as well as a GoAmerica email address.

         We provide our subscribers with flexible and reliable wireless Internet services across a variety of wireless networks and mobile device platforms. To provide our subscribers with nationwide access, we have established strategic relationships with the leading wireless network carriers, such as AT&T Wireless Services, Cingular Interactive, Metricom, Motient and Verizon Wireless. Our subscribers are able to use our wireless Internet services with their choice of a wide variety of leading mobile devices, including Palm operating system-based computing devices, Research In Motion's, or RIM's, interactive devices, laptop computers, Microsoft Windows CE-based computers, Pocket PC-based personal digital assistants and wireless application protocol-enabled, or WAP-enabled, smart phones. We also have engineered our wireless Internet services to operate with new versions of many wireless devices.

CORPORATE HISTORY

        GoAmerica Communications Corp. was incorporated in Delaware in 1996. In December 1999, GoAmerica, Inc. was incorporated in Delaware and each of the security holders of GoAmerica Communications Corp. exchanged all their outstanding securities for newly issued securities of GoAmerica, Inc. with equivalent rights and preferences. As a result, GoAmerica Communications Corp. became a wholly-owned subsidiary of GoAmerica, Inc. Our principal offices are located at 433 Hackensack Avenue, Hackensack, New Jersey 07601, and our telephone number is (201) 996-1717. GoAmerica, Inc. consummated its initial public offering of its common stock in April 2000.

         On June 28, 2000, we acquired Wynd Communications Corporation, a California corporation. Wynd is a leading provider of wireless telecommunications services for people who are deaf or hard of hearing, a line of business that we have continued. In the acquisition, the former shareholders of Wynd received an aggregate of 3,964,975 shares of our common stock in exchange for all outstanding shares of Wynd capital stock. Such aggregate amount equaled seven percent (7%) of the total fully-diluted issued and outstanding shares of our common stock on the date of issue.

         On August 31, 2000, we acquired Hotpaper.com, Inc., a Delaware corporation. Hotpaper provides Web-based document automation software, infrastructure and content. Pursuant to the terms of the acquisition, the former stockholders of Hotpaper received an aggregate of 1,006,111 newly-issued shares of our common stock in exchange for a portion of the outstanding shares of Hotpaper capital stock. In addition, one stockholder of Hotpaper received a cash payment of $750,000 in exchange for a portion of his shares of Hotpaper capital stock.

         On November 7, 2000, GoAmerica Communications Corp. consummated the acquisition of substantially all the assets of Flash Creative Management, Inc. Flash provides consulting services to business customers in the areas of business improvement, strategy and redesign and in software development and integration, a line of business we have continued. We intend to utilize their expertise to integrate the wireless solutions offered by GoAmerica to its enterprise customers. We acquired substantially all the assets and assumed certain liabilities of Flash. In consideration for the assets purchased, we (i) paid an aggregate purchase price of $6,000,000 cash ($2,000,000 of which was deferred and is payable within 12 months of the purchase), (ii) issued 466,302 shares of restricted common stock and (iii) assumed certain liabilities of Flash.

THE GOAMERICA WIRELESS SOLUTION

         We provide our subscribers with secure and easy-to-use wireless access to the Internet, email and corporate intranets. Through operation of our Wireless Internet Connectivity Center, we offer our subscribers comprehensive and flexible mobile data solutions for wireless Internet access by providing wireless network services, mobile devices, software and subscriber service and support. The following are key components of our comprehensive wireless Internet solution:

         Extend Enterprise Desktop Functionality to Wireless Devices. We wirelessly extend the power of Web-based desktop applications, email, corporate intranets and the Internet to enterprise mobile workers. Our wireless service and Go.Web technology provide the following enterprise products and services across multiple handheld devices and laptops:

        - Corporate email and groupware applications - Mobile workforces can view and interact real-time with their email, calendar, public and private folders, address books, memos and tasks.

        - E-business - Mobile professionals can access and interact virtually real-time with their corporate customer relationship management or sales/field force automation systems in order to shorten sales cycles and identify customer opportunities faster.

        - Financial services - MobileMarkets(TM) is a wireless financial services product that delivers comprehensive financial information designed for portfolio managers, analysts, equity and research sales professionals, traders and brokers. This product enables instant access to real-time equity and option quotes, market indices, time and sales, customized watch lists, currency tables, news and alerts.

        - Intranet access and corporate data enablement - We work with enterprise Information Technology personnel to enable mobile employees, secure, wireless access to corporate data bases stored behind firewalls.

        - Enterprise security - Our solutions incorporate over-the-air security for wireless transport and physical security from our Wireless Internet Connectivity Center to/from the Internet or corporate servers. For corporations requiring a higher degree of security, we can provide a virtual private network that allows for a direct connection behind a firewall.

        - Professional services - Our professional service capabilities extend to providing support at the enterprise's location and help implement mobile commerce applications.

         Offer Easy-To-Use Wireless Internet Access, Ecommerce and Email. Through our proprietary Go.Web technology, we provide our subscribers with easy-to-use access to the Internet. Our subscribers can access Web sites to obtain a broad variety of content, such as business and financial data, news, sports, travel, entertainment, personal contact and other information. Our subscribers can also conduct ecommerce transactions, such as shopping, reservations and stock trading, to the extent permitted by their mobile device of choice. We also offer our subscribers their own personal Web page, www.mygoweb.com, where each subscriber can customize their views in order to access their favorite Web sites quickly. In addition, we offer a variety of public and corporate email solutions, which allow our subscribers to access their email at their existing Internet and business email accounts.

         Provide Nationwide Services Across Multiple Wireless Networks. We have established relationships with many of the leading wireless network carriers, including AT&T Wireless Services, Cingular Interactive, Metricom, Motient and Verizon Wireless, which enable our subscribers to access their information on a nationwide basis. Our network carriers operate on a variety of different network technologies, such as Cellular Digital Packet Data, or CDPD, Mobitex, dataTAC, Ricochet and Code Division Multiple Access, or CDMA, which allow us to offer our services through a broad range of wireless devices. Our airtime agreements with wireless carriers permit us to offer our subscribers a flat-rate pricing plan and a variable pricing plan with rates which vary depending upon the level of data traffic utilized by a subscriber. In addition, our relationships with wireless network carriers enable us continually to adapt our existing solutions and develop new systems to integrate with new technologies and platforms as they emerge for commercial use.

         Enable Wireless Services Through a Wide Variety of Mobile Devices. We currently offer our services through a wide variety of wireless access devices including Palm OS-based computing devices, RIM's interactive devices, laptop computers, Windows CE-based computers, Pocket PC-based personal digital assistants and WAP-enabled smart phones. We are able to provide service through these devices because we support a range of wireless networks and utilize our own and third-party device software. This capability enables us to offer service through devices that we believe will achieve the greatest market acceptance and penetration.

         Integrate Various Wireless Technologies and Networks to Provide Seamless Internet Solutions. We deliver content across a broad range of wireless carrier networks to a wide variety of mobile devices. We are able to do so through our Wireless Internet Connectivity Center, which serves as a secure link between broadband networks, such as the Internet, and narrowband wireless communications networks. By using our own and third-party software, we compress data content from broadband sources to enable faster and more cost-effective data delivery over wireless networks. We support leading wireless protocols, such as wireless application protocol, or WAP, or wireless markup language, or WML. In addition, our Wireless Internet Connectivity Center has the flexibility to format content automatically to meet the requirements of a subscriber's wireless device. Our Wireless Internet Connectivity Center is also scalable and redundant, enabling us to move quickly to meet the demands of increased data traffic and expanding wireless network capabilities.

         We provide enterprise customers with a broad range of secure and reliable wireless solutions through our Wireless Internet Connectivity Center and wireless networking expertise. Through our services, corporate customers can enable employees and customers to access the Internet, intranets and email. Businesses can also enable wireless access to their internal corporate databases and systems by securely interconnecting with our Wireless Internet Connectivity Center.

         Focus on Subscriber Service and Support. We strive to provide our subscribers with easy-to-use wireless Internet services. This begins with providing customers with flexible wireless solutions that include all the necessary components to enable service. In addition, we provide our customers with advice during their purchase decision process through our direct sales representatives, dealers, resellers and Web site, in order to help them choose the appropriate combination of device, carrier service and pricing plan. Once a subscriber has initiated services, we offer extensive customer service and support. We maintain toll free customer service phone lines Monday through Friday, 24 hours a day. Existing subscribers can inquire about their accounts or receive technical support through the same toll free service.

THE GOAMERICA STRATEGY

         Our goal is to be the leading provider of nationwide wireless Internet services and mobile data solutions for enterprise and mobile professionals. We seek to enhance our offerings with value-added services and additional functionality to expand our subscriber base and increase our recurring revenues. Our strategy includes the following key elements:

         Enhance and Capitalize on the Go.Web Technology. Our Go.Web technology enables subscribers to access the Internet and company intranets. This technology also brings the same enterprise desktop functionality to the mobile workforce over various devices and through various networks. Go.Web is a scalable and secure technology that can be leveraged across enterprises in numerous vertical industries.

         Expand Sales Capabilities and Distribution Relationships. We currently sell our services through a variety of channels including enterprise distributors, direct sales representatives, retail relationships and inbound telemarketers. We plan to leverage our enterprise distributors to significantly expand our subscriber base. Such distributors currently include among others Compaq, Dell, RIM and Sony. Each of these distributors has a large enterprise presence and we believe that our agreements with these distributors will allow us to penetrate enterprise customers. Further, we will continue to look for other leading distributors to expand our enterprise sales capabilities. We enhance our distributor relationships with our direct sales representatives who periodically work in conjunction with our enterprise distributors. Additionally, our direct sales representatives focus on small to mid-sized enterprise customers. We will continue to expand our direct sales capabilities to achieve strong subscriber growth. In addition to our enterprise focus, we have established a national retail presence through our relationships with Staples and CompUSA. Our goal in focusing on such channels is to reach the small business user and mobile professional, as well as to generate enterprise sales leads. We supplement these channels with an inbound telemarketing group, as well as sales through our Web site.

         Leverage Strategic Alliances with Best of Class Partners. We have established strategic alliances with several systems integrators and independent software vendors. These companies, such as Electronic Data Systems and Siebel Systems, have Fortune 1000 enterprise customers for which they provide and/or implement mission critical systems. Many of these enterprises are beginning to focus on wireless initiatives to empower their mobile workforces. We provide the systems integrators and independent software vendors with the wireless know-how and technology to implement such wireless initiatives. We plan to expand and leverage these and other similar relationships to gain access to Fortune 1000 customers and ultimately grow our subscriber base.

         Provide Superior Customer Service and Technical Support. Wireless Internet access is an evolving and growing communications process. Consequently, subscribers may face a number of potential problems. We believe that even sophisticated subscribers periodically have questions or encounter problems as applications adapted to, or designed for, wireless data proliferate. Consequently, we focus on providing high levels of customer service and technical support in an effort to achieve maximum levels of customer satisfaction. Additionally, for our enterprise customers, we offer dedicated technical and customer support representatives. We have expanded our customer service and technical support 24 hours a day, five days a week and ultimately will move to 24 hours a day, seven days a week. In addition, through our planned automation system, subscribers will be able to manage their accounts and troubleshoot 24 hours a day at our Web site. We believe that superior customer service will help us minimize subscriber deactivations and promote customer referrals.

         Pursue Strategic Acquisitions. We intend to pursue additional acquisitions that we believe will allow us to increase quickly the scale and scope of our resources. In particular, we expect to seek acquisitions that will expand our technology or engineering force, enable us to enter new markets or industry sectors or to provide new services.

SERVICE OFFERINGS

         We offer comprehensive and flexible wireless data solutions that permit subscribers to access their email, corporate intranets, personal Web pages and the Internet anytime on a nationwide basis.

         Access to Corporate Intranets. Our enterprise customers often require secure connections to their enterprise systems, but do not want to change the way that their systems are configured. Through our virtual private network and data hosting services, we provide the required secure and reliable wireless access to corporate data. Enterprise users can access their corporate databases through Web servers either inside our firewall or within their own security system. Through standard Internet interfaces, our corporate subscribers can access their enterprise messaging systems such as Microsoft Exchange and Lotus Notes or use value-added services such as sales force automation, customer retention management and Web dispatch offerings.

         Access to the Internet. Our subscribers efficiently and reliably access virtually all public Web sites from all of our supported devices. Through our Go.Web service, we provide a personal menu of popular Web sites which enable our subscribers to access a wide variety of Internet content, such as business and financial data, news, sports, travel, entertainment, personal contact and other information. Our subscribers can also conduct ecommerce transactions, such as shopping, reservations and stock trading, to the extent permitted by their mobile device of choice. This menu is organized by major content categories and reduces the amount of time and the amount of data input it takes for our customers to access these sites. The dynamic nature of the menu allows us to update it periodically and add valuable wireless Web sites for our subscribers. Our menu also allows our corporate customers to pre-determine the choices available to their users.

         Email Services. Our services provide business and individual subscribers access to the wide variety of Internet based and corporate email services. We also provide an email address at goamerica.net for all of our subscribers as a free service. Our business subscribers are also able to fully manage their email accounts if their corporate networks permit remote access. In such cases, our subscribers can send, receive, read, reply, forward and delete their regular corporate email on a remote basis. Individual subscribers who have accounts at Internet service providers or Web portals, such as Earthlink or Yahoo!, can access those email accounts when they are using their GoAmerica wireless Internet service.

         Enhanced Mobile Solutions. We continually seek to enhance and expand our service offerings which we believe is a critical element in growing our subscriber base and maintaining customer satisfaction. Specifically, we have a growing suite of applications available to our corporate customers. For example, we acquired Hotpaper, a Web-based infrastructure company dedicated to the automated creation and delivery of business documents, in order to integrate Hotpaper's technology with our Go.Web services to enable mobile professionals to create customized Microsoft Word and Adobe PDF documents from wireless devices and transmit them via fax or email. We have also introduced MobileMarkets, a wireless financial services product that delivers comprehensive financial information designed for portfolio managers, analysts, equity and research sales professionals, traders and brokers. This product enables access to virtually real-time equity and option quotes, market indices, time and sales, customized watch lists, currency tables, news and alerts.

         Enhanced Consulting Services. Our acquisition of Flash has added professional services to GoAmerica's suite of wireless service offerings for its corporate customers. As part of our engagements with enterprises, we are providing development and consulting services with these acquired resources. Historically, Flash had focused on customized project management, technology development, integration and implementation for Fortune 500 companies. With our wireless expertise and Flash's consulting services strength, we believe we are now better suited to help enterprises analyze, create and implement wireless strategies.

CUSTOMERS

         We sell and market to enterprise and individual customers. Our subscriber base has grown from 1,630 subscribers at December 31, 1998 to 5,859 subscribers at December 31, 1999 to 47,632 subscribers at December 31, 2000. We generally target our enterprise marketing and selling efforts toward decision-makers within businesses with large numbers of mobile professionals. These customers often have a wireless strategy and need assistance with the implementation and maintenance of such a plan. Mobile professionals typically have computer and Internet access, use a cellular phone or pager, and have a strong professional or personal need to stay in touch with Web-based information. The majority of our subscribers today are corporate customers, but we expect over time that individual consumers will represent a larger portion of our subscriber base, as the wireless data industry gains broader consumer acceptance. We also develop corporate solutions which enable us to expand our subscriber base while allowing our corporate partner to enhance its service offerings to its customers.

SALES AND MARKETING

Sales

         We currently sell our services through a variety of channels including enterprise distributors, direct sales representatives, inbound telemarketers, retail relationships and our Web site. As of February 28, 2001, we had 49 employees working in our sales department.

         Enterprise Distributors. We seek to generate sales and expand our subscriber base by leveraging our relationship with enterprise distributors. Such distributors include, among others, Compaq, Dell, RIM and Sony. The relationships we have with these distributors provide them with value-added services to sell to their customers and provide us with access to their large enterprise customers which in turn expands our subscriber base.

         Direct Sales Representatives. Our direct sales professionals focus primarily on mid-sized to large corporate customers seeking to establish wireless Internet services for their employees or customers. In certain situations, our sales professionals will work directly with our strategic partners such as System Integrators or Independent Software Vendors to offer an enterprise a complete wireless solution. In addition, our business development personnel and senior executives also spend a considerable amount of their time developing potential customer relationships and selling and promoting our services.

         Value-Added Resellers and Dealers. Through our GoAmerica Alliance Program, we provide commissions to value-added resellers and dealers for each sale they bring to us. Our channel manager professionals supervise a four-tiered program that includes resellers, master dealers, dealers and agents.

         Resellers buy GoAmerica service at a wholesale price and sell it at a retail price. Resellers are not paid a commission. Resellers are responsible for selling the GoAmerica service and mobile devices, and billing and supporting the customer. We are responsible for billing the reseller. For example, we have a reselling relationship with Motient pursuant to which Motient resells our Go.Web service as a part of Motient's suite of services to its customers through its distribution channels.

         Master dealers sell GoAmerica service through a network of other dealers and are paid a higher commission than dealers but are assigned a quota. Master dealers are responsible for selling the GoAmerica service, training their dealer network, providing the mobile devices, and supporting the subscriber. Under such arrangements, we are responsible for billing the subscriber. Our dealers and agents sell the GoAmerica service through their own sales efforts, and are not assigned a quota. Dealers are paid a smaller commission than a master dealer. Dealers are responsible for selling the GoAmerica service and providing the mobile devices. We bill and support the subscribers provided by our dealers. Agents are paid a smaller commission than dealers because they are only responsible for selling the GoAmerica service. We sell and provide the mobile devices and bill and support the subscribers provided by our agents.

         Retail Relationships. We have established a national retail presence with Staples and CompUSA. Our products and services are offered in over 600 stores which cater to the small business and mobile professional.

         Telemarketing. Our telemarketing professionals respond to queries generated as a result of Web site visits and our marketing efforts which usually list our toll-free sales telephone number.

         GoAmerica Web Site. Our Web site seeks to educate and inform potential customers about wireless data networks and devices. When a customer is ready to order, they can order directly through an online subscription form that is automated with our order entry and product fulfillment operations. We receive no advertising or sponsorship revenues from our Web site currently. We will continue to explore ways to gain revenues from our Web site.

Marketing

         We market and advertise in order to increase our brand name recognition and create sales opportunities. We conduct market awareness tracking research to measure awareness of the GoAmerica brand and related sales. Our efforts have been and will continue to be targeted in market segments and geographic markets where we believe there is opportunity for substantial subscriber penetration. We believe that high concentrations of potential subscribers reduce our subscriber acquisition costs. As of February 28, 2001, we had 29 employees working in our marketing department.

         We continually seek new ways to reach potential subscribers that are learning about wireless Internet communications. On occasion, we have teamed with certain enterprise distributors and co-marketed our services. Most recently, through our relationship with Sony Electronics, Inc., we have jointly marketed our wireless modems for laptop computers in cable television advertisements primarily geared toward mobile workers. We plan to continue to develop a variety of co-marketing programs that make use of brand loyalties and existing customer relationships. For example, in October 2000, we joined the Oracle Wireless Partner Initiative to develop joint marketing programs designed to reach both existing and potential corporate customers.

         Go.Web Alliance Program. We have entered into 24 strategic relationships with leading wireless ASPs and software developers as part of our newly launched Go.Web Alliance Program. These alliance members, which include 2 Roam, Any Device, Everypath, Giant Bear and SmartServ, have committed to providing efficient, secure and flexible end-to-end wireless solutions to their enterprise customers by utilizing the Go.Web technology. Under these agreements, ASPs and software developers will incorporate our Go.Web functionality into their existing and future applications offerings, adding the ability to deliver content and Web applications to multiple wireless devices over multiple networks. The ASP creates the wireless application, and we enable the delivery to mobile professionals via our Go.Web service.

         We have also developed joint marketing relationships with several manufacturers of wireless devices which we believe will benefit from being able to market our value-added services. For example, we have a preferred service provider agreement with Novatel Wireless, a leading supplier of wireless modems for the CDPD networks, and a reseller and joint marketing agreement with Sierra Wireless, the manufacturer of Aircard 300, a wireless PC Card for the CDPD networks. Additionally, we have a strategic alliance with RIM pursuant to which Go.Web is included as a value-added service in various RIM devices sold in North America.

TECHNOLOGY AND OPERATIONS

Service Infrastructure

         Wireless Internet Connectivity Center. In order to provide our subscribers with the highest availability of services, we recently opened a 4,000 square foot data center facility in New York City. This facility is our primary Wireless Internet Connectivity Center. This state-of-the-art facility was built to provide high performance and reliable and secure wireless access to mission critical data. This Wireless Internet Connectivity Center utilizes the EMC Celerra Enterprise Storage system to provide our services with a dedicated network file server, offering industry-leading scalability, availability and reliability.

         This Wireless Internet Connectivity Center is connected to multiple Tier-1 Internet backbone providers such as UUNET/MCI Worldcom, Sprint, and AT&T via redundant high-capacity, high-speed leased T-1 telecommunications lines as well as fixed location frame-relay circuits. These circuits connect to our customers' data sources and to the wireless data networks we use. Our Wireless Internet Connectivity Center is supported by a switched fiber optic backbone provided by Cisco Systems. The center is equipped with proven, industry standard equipment, including Cisco and Paradyne networking equipment, Sun Sparc Enterprise UNIX servers, high-end clustered Compaq servers, Network Appliance NFS Servers and Clarion Raid Arrays. We believe our Wireless Internet Connectivity Center is capable of meeting the capacity demands and security standards for services we developed or are developing for our customers. We staff the data center from 8:00 a.m. to 11:00 p.m. Eastern time on weekdays. Our technical staff monitor network traffic, service quality, and security 24 hours a day, seven days a week. We intend to continue to invest in improved network monitoring software and hardware systems. Our original data center in Hackensack, New Jersey now functions as a backup facility, providing redundant infrastructure and network connectivity.

         Wireless Networks. Through our relationships with third-party provider-owned wireless networks, our subscribers are able to wirelessly access the Internet in most major metropolitan areas in the continental United States via a local wireless network. We purchase access to wireless networks through services agreements with a variety of carriers including AT&T Wireless Services, Cingular Interactive, Verizon Wireless, Motient and Metricom. Using a combination of third-party wireless network providers enables us to provide wireless Internet access and services on a nationwide basis while managing the timing and magnitude of our capital expenditures. We employ a strategy of using different third-party network providers in locations where it is most economical to do so. We periodically reevaluate the economics of this strategy and, if warranted, move subscribers to different networks.

         In addition to our direct relationships with various wireless carriers, we also purchase access to wireless networks in the United States and Canada through RIM as part of the RIM Blackberry Wireless Email Solution, a "bundle" of products and services that also includes RIM handheld devices and proprietary software. Under our agreement with RIM, we have agreed to purchase a minimum number of units, each which includes a minimum service commitment. Our agreement with RIM is for three (3) years commencing on May 1, 2001, subject to earlier termination after May 1, 2001 at RIM's convenience on 120 days notice. On expiration of termination of the agreement, we are allowed up to eighteen (18) months to deplete our remaining inventory of RIM Blackberry products. There can be no assurance that RIM will not exercise its termination right or agree to renew the agreement upon its expiration.

Our Software Technology

         We have developed a proprietary services platform, Go.Web, that we believe is a competitive advantage because it enables our subscribers to access and personalize data from virtually any leading wireless device. Go.Web also allows qualified developers to introduce standard Web-based applications for virtually any wireless device or network. As a result of our Go.Web development efforts, our engineering staff has acquired substantial wireless and Web formatting expertise, which will enable us to develop solutions quickly as new wireless devices are introduced. In addition, our proprietary compression technology and enhanced wireless transport protocol included in our software provides bandwidth efficiency and maximizes data transmission speeds. We also have employed industry standard SSL, or secure sockets layer, and use Certicom's cryptography within the Go.Web infrastructure.

         We developed our software technology to better serve our customers and provide the following features:

        -       simplify installation;

        - provide a convenient and intuitive starting place for subscribers;

        -       enhance the efficiency of our support services; and

        -       provide state-of-the-art wireless applications.

Licensed Software Technology

         Cingular Interactive. The Cingular Interactive Paging Service, or IPS, is based on server software that we have licensed. We are one of a limited number of companies that have deployed an IPS gateway. This service provides two-way messaging on devices such as the RIM interactive devices.

        Openwave. Openwave Systems Inc. has developed software technology that runs on phones that combine voice and data. They have created a page display language, HDML, to show Web content on small screen devices, and now support the WAP standard. We have licensed and deployed this technology and provide services to cellular carriers and individual customers.

         Oracle. We have licensed and deployed the Oracle IAS platform that allows us to rapidly develop and deploy wireless data solutions for existing databases, intranets and Web sites. We are also a founding member of the Oracle Wireless Alliance program and undertake joint selling and marketing with Oracle.

Customer Service, Billing and Fulfillment

         We provide customer service and billing at our customer service center. Our customer service program provides our subscribers with the ability to contact us via a toll free telephone number, the Web, or email. Through our goamerica.net Web site, subscribers can access answers to Frequently Asked Questions and information about our services 24 hours a day. Through our Web site and customer service representatives, we verify that a potential subscriber will have wireless network coverage where such customer plans to use the service.

         For product fulfillment, we maintain a limited inventory of mobile devices and wireless modems at our headquarters which we buy from third-party manufacturers and resellers and use to fill rush orders. The majority of our fulfillment is completed by a third party vendor. We work closely with people on site at the third party vendor to load and configure custom software on mobile devices, activate wireless modems and perform quality assurance checks. Devices are then packed, shipped and tracked until the subscriber receives the product. For customers who already own a mobile device, we provide only the wireless modem and software application. Our subscribers are able to deal directly with us for all repair, replacement and warranty issues for devices we provide to them.

         As of February 28, 2001, we had 62 customer service and technical support representatives who handle inquiries about our services, device features and wireless communications. Our customer service and technical support personnel are available Monday through Friday, 24 hours a day. We also intend to expand our ecommerce Web site capabilities to include self provisioning, on-line billing, and interactive customer care during 2001. We provide corporate or individual customer billing for all subscription fees, devices and modems, and other fees.

COMPETITION

         The market for our wireless Internet services is becoming increasingly competitive. The widespread adoption of industry standards in the wireless data communications market may make it easier for new market entrants and existing competitors to introduce services that compete against ours. We developed our solutions using standard industry development tools. Many of our agreements with wireless carriers, wireless handheld device manufacturers and data providers are non-exclusive. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services.

         Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. In the event such companies decide to compete directly with us, such relationships will likely be terminated, which may have a material adverse effect on our business and reduce our market share or force us to lower prices to unprofitable levels.

INTELLECTUAL PROPERTY RIGHTS

         We have not yet obtained patents on our technology that would preclude or inhibit competitors from using our technology. We have, however, recently filed a patent application on certain aspects of our Go.Web technology. The application is presently pending in the United States Patent and Trademark Office and has been filed internationally under the Patent Cooperation Treaty and in Argentina, Venezuela, Chile, Taiwan and Thailand. We also acquired two patent applications from Hotpaper relating to document generation over the Internet. The applications are presently pending before the United States Patent and Trademark Office and have been filed internationally under the Patent Cooperation Treaty and in Argentina, Venezuela, Chile, Taiwan and Thailand. We rely on a combination of patent, copyright, trademark, service mark, trade secret laws, unfair competition law and contractual restrictions to establish and protect certain proprietary rights in our technology and intellectual property. We have applied for registration of our GoAmerica names and marks in the United States Patent and Trademark Office and in trademark offices in jurisdictions throughout the world, including but not limited to, U.S. federal trademark applications for the marks "GoAmerica", "Go.Web" and "Law-on-the-Go(SM)". The steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. In addition, the laws of certain foreign countries may not protect our technologies or intellectual property rights to the same extent as do the laws of the United States. We also rely on certain technologies that we license from third parties. These third-party technology licenses may not continue to be available to us on commercially attractive terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on our business, financial condition or results of operations. Third parties could claim infringement by us with respect to current or future technology. We expect that we and other participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause service or installation interruptions or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, financial condition or results of operations. We received a claim in November 1999, on behalf of ROTIS Technologies Corporation, that our technology relating to the wireless provision of stock quotes infringes a patent relating to a price quotation system, which patent expires on September 25, 2001. We believe that such claim is not material and is without merit. We intend to defend against such claim vigorously. Such claim has not been pursued by ROTIS and no specific claim for damages has been asserted. Therefore, no assurance can be made that such claim could not become material in the future. We also received in January 2000 an offer from NTP Incorporated to enter into negotiations to obtain a license under one or more of NTP's patent properties relating to wireless email systems. We have reviewed NTP's patents and do not believe that GoAmerica requires a license under those patents. NTP has not pursued its license offer.

GOVERNMENT REGULATION

         We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. The wireless network carriers we contract with to provide airtime are subject to regulation by the Federal Communications Commission. Changes in FCC regulations could affect the availability of wireless coverage these carriers are willing or able to sell to us. We could also be adversely affected by developments in regulations that govern or may in the future govern the Internet, the allocation of radio frequencies or the placement of cellular towers. Also, changes in these regulations could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition or results of operations.

         We currently do not collect sales or other taxes with respect to the sale of services or products in states and countries where we believe we are not required to do so. We do collect sales and other taxes in the states in which we have offices and are required by law to do so. One or more jurisdictions have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on our products and services, or remit payment of sales or other taxes for prior periods, could have a material adverse effect on our business, financial condition or results of operations.

         Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have an adverse effect on our business.

EMPLOYEES

         As of February 28, 2001, we had a total of 305 full-time employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

RISK FACTORS

RISKS PARTICULAR TO GOAMERICA

WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES WILL CONTINUE IN THE FORESEEABLE FUTURE.

         We have never earned a profit. We had net losses of $64.8 million, $11.5 million and $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Since our inception, we have invested significant capital to build our wireless network operations and customer support centers as well as our customized billing system. Recently, we have invested additional capital in the development of our software application Go.Web. We have acquired, and will continue to acquire and implement, new operational and financial systems, continue to invest in our network operations and customer support centers, and expand our sales and marketing efforts. We also provide and expect to continue to provide mobile devices made by third parties to our customers at prices below our costs for such devices. In addition, our costs of subscriber revenue, consisting principally of our purchase of wireless airtime from network carriers, have historically exceeded our subscriber revenue. Further, we have previously experienced negative overall gross margins, which consist of margins on our subscriber revenues, equipment sales and other revenue, and may experience negative overall gross margins again in the future. We have incurred operating losses since our inception and expect to continue to incur increasing operating losses for at least the next several quarters. Therefore, we will need to generate significant revenue to become profitable and sustain profitability on a quarterly and annual basis.

         We may not achieve or sustain our revenue or profit goals, and our ability to do so depends on the factors specified elsewhere in "Risk Factors" as well as on a number of factors outside of our control, including the extent to which:

        - our competitors announce and develop, or lower the prices of, competing services;

        - wireless network carriers, data providers and manufacturers of mobile devices dedicate resources to selling our services or increase the costs of services or devices that we purchase from them; and

        - prices for our services decrease as a result of reduced demand or competitive pressures.

         As a result, we may not be able to increase revenue or achieve profitability on a quarterly and annual basis.

WE HAVE ONLY A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE AN INVESTMENT IN OUR COMMON STOCK.

         We have only a limited operating history on which you can evaluate our business, financial condition and operating results. We face a number of risks encountered by early stage technology companies that participate in new technology markets, including our ability to:

        - manage our dependence on wireless data services which have only limited market acceptance to date;

        - expand our marketing, sales, engineering and support organizations, as well as our distribution channels;

        - negotiate and maintain favorable usage rates with telecommunications carriers;

        -       retain and expand our subscriber base at profitable rates;

        - recoup our expenses associated with the wireless devices we resell to subscribers;

        - manage expanding operations, including our ability to expand our systems if our subscriber base grows substantially;

        -       attract and retain management and technical personnel; and

        - anticipate and respond to market competition and changes in technologies such as wireless data protocols and wireless devices.

         We may not be successful in addressing or mitigating these risks and uncertainties, and if we are not successful our business could be significantly and adversely affected.

TO GENERATE INCREASED REVENUE WE WILL HAVE TO INCREASE SUBSTANTIALLY THE NUMBER OF OUR SUBSCRIBERS, WHICH MAY BE DIFFICULT TO ACCOMPLISH.

         We will have to increase substantially the number of our subscribers in order to achieve our business plan. In addition to increasing our subscriber base, we will have to limit our churn, or the number of subscribers who deactivate our service. Adding new subscribers will depend to a large extent on the success of our direct and indirect marketing campaigns, and there can be no assurance that they will be successful. Limiting our churn rate will require that we provide our subscribers with a favorable experience in using our wireless service. Our subscribers' experience may be unsatisfactory to the extent that our service malfunctions or our customer care efforts, including our Web site and 800 number customer service efforts, do not meet or exceed subscriber expectations. In addition, factors beyond our control, such as technological limitations of certain of the current generation of wireless devices, which may cause our subscribers' experience with our service to not meet their expectations, could increase our churn rate and adversely affect our revenues. Our churn rates could increase in the future because some of our subscribers have low or no usage rates for our services.

WE NEED TO IMPROVE OUR SYSTEMS TO MONITOR OUR WIRELESS AIRTIME COSTS MORE EFFECTIVELY.

         We seek to reduce our wireless airtime costs by periodically matching our subscribers' airtime usage needs to the most appropriate, lowest cost wireless carrier plans. It is possible for a small number of subscribers, if we do not assign them to the proper airtime pricing plan, to significantly increase our costs. The current systems that we use to monitor the airtime charges that we incur from our wireless carriers do not permit us to timely and effectively respond to changes in volume and geographic location of subscriber usage, which directly impact our costs of subscriber revenue. We currently use a manual system to track such costs and monitor wireless plan usage. We have commenced acquisition, development and implementation of automated control systems; however, some of those automated systems are in their initial stages of operation. Therefore, we cannot assure you that we will be able to successfully complete such acquisitions or developments or, if implemented, that our automated control systems will be able to monitor all subscriber usage or improve our gross margins.

WE HAVE HISTORICALLY EXPERIENCED AND MAY AGAIN EXPERIENCE NEGATIVE GROSS MARGINS ON OUR SUBSCRIBER REVENUE.

         We intend to pass through to our subscribers all the airtime charges that we incur from our wireless carriers; however, we have not always been and will not always be able to pass through such charges because the pricing plans offered to us by our wireless carriers and to which we assign our subscribers may not allow us to always cover our subscriber costs. For example, many of our subscribers have contracted for our Go.Unlimited Plan, which provides for unlimited nationwide wireless Internet service for a fixed monthly fee. If we assign those subscribers to a carrier plan that charges us an increasing fee as subscriber usage increases, then as subscriber usage and our related airtime costs increase, our margins on subscriber revenues would decrease and may become negative. Our airtime costs also increase substantially when subscribers use our services outside of their pre-determined geographic area, which results in roaming charges to us by the carriers that we do not pass on to our subscribers. We have commenced acquisition and development of automated control systems. We may not be able to successfully complete the acquisition or development of the automated systems necessary to monitor our subscribers' usage and roaming patterns and quickly switch our subscribers to a more appropriate, lower cost airtime plan. In addition, while we continually seek to negotiate better pricing of wireless airtime plans with our carriers, we cannot assure you that we will be successful in that regard.

WE SUBSIDIZE THE MOBILE DEVICES THAT WE RESELL WHICH RESULTS IN NEGATIVE GROSS MARGINS ON OUR EQUIPMENT REVENUE.

         In order to facilitate the sale of our wireless Internet services, the sales prices of the mobile devices manufactured by third parties that we sell to our subscribers are generally below our costs for such devices. Additionally, we have also provided many of our resellers and marketing partners with complimentary mobile devices and GoAmerica service during a trial period in order to facilitate additional sales of our services. As a result, we have experienced, and expect to continue to experience, negative gross margins on the mobile devices that we resell.

WE MAY EXPAND OUR OPERATIONS INTO INTERNATIONAL MARKETS WHICH WILL SUBJECT US TO ADDITIONAL RISKS THAT MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

         We may expand our existing operations and enter international markets, which could demand significant management attention and financial commitment. Our management has limited experience in international operations, and we cannot guarantee that we will successfully implement and expand our international operations, which could have a material adverse effect on our business, financial condition and results of operations. Operating in international markets will subject us to additional risks, including unexpected changes in regulatory requirements, political and economic conditions, taxes, tariffs or other barriers, difficulties in staffing and managing international operations, potential exchange and repatriation controls on foreign earnings, longer sales and payment cycles and difficulty in accounts receivable collection. Such risks may adversely affect our business, financial condition and results of operations.

WE HAVE LIMITED RESOURCES AND WE MAY BE UNABLE TO SUPPORT EFFECTIVELY OUR ANTICIPATED GROWTH IN OPERATIONS.

         We have begun aggressively expanding our operations in anticipation of an increase in the number of our subscribers. The number of our employees increased from 23 on December 31, 1998 to 49 on December 31, 1999 and to 260 on December 31, 2000. Additionally, we must continue to develop and expand our systems and operations as the number of subscribers and the amount of information they wish to receive, as well as the number of services we offer, increases. This development and expansion has placed, and we expect it to continue to place, significant strain on our managerial, operational and financial resources. We may be unable to develop and expand our systems and operations for one or more of the following reasons:

        - we may not be able to locate or hire at reasonable compensation rates qualified engineers and other employees necessary to expand our capacity on a timely basis;

        - we may not be able to obtain the hardware necessary to expand the subscriber capacity of our systems on a timely basis;

        - we may not be able to expand our customer service, billing and other related support systems; and

        - we may not be able to obtain sufficient additional capacity from wireless carriers on a timely basis.

         If we cannot manage our growth effectively, our business and operating results will suffer. Additionally, any failure on our part to develop and maintain our wireless data services if we experience rapid growth could significantly adversely affect our reputation and brand name which could reduce demand for our services and adversely affect our business, financial condition and operating results.

OUR BUSINESS PROSPECTS DEPEND IN PART ON OUR ABILITY TO MAINTAIN AND IMPROVE OUR SERVICES AS WELL AS TO DEVELOP NEW SERVICES.

         We believe that our business prospects depend in part on our ability to maintain and improve our current services and to develop new services, such as professional consulting services, on a timely basis. Our services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our service offerings, major new wireless data services and service enhancements require long development and testing periods. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. Additionally, our new services and service enhancements may not achieve market acceptance.

IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, OUR BUSINESS COULD SUFFER.

         The wireless and data communications industries are characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our services are integrated with wireless handheld devices and the computer systems of our corporate customers. Our services must also be compatible with the data networks of wireless carriers. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our success will depend, in part, on our ability to accomplish all the following in a timely and cost-effective manner:

        -       effectively use and integrate new technologies;

        -       continue to develop our technical expertise;

        - enhance our wireless data, engineering and system design services;

        -       develop applications for new wireless networks and services;

        - develop services that meet changing customer needs, such as professional consulting services;

        -       advertise and market our services; and

        - influence and respond to emerging industry standards and other changes.

WE DEPEND UPON WIRELESS CARRIERS' NETWORKS. IF WE DO NOT HAVE CONTINUED ACCESS TO SUFFICIENT CAPACITY ON RELIABLE NETWORKS, OUR BUSINESS WILL SUFFER.

         Our success partly depends on our ability to buy sufficient capacity on the networks of wireless carriers such as AT&T Wireless Services, Motient, Verizon Wireless, Cingular Interactive and Metricom and on the reliability and security of their systems. We depend on these companies to provide uninterrupted and "bug free" service and would be adversely affected if they failed to provide the required capacity or needed level of service. In addition, although we have some forward price protection in our existing agreements with certain carriers, we could be adversely affected if wireless carriers were to increase the prices of their services. Our existing agreements with the wireless carriers generally have one-to-three year terms. Some of these wireless carriers are, or could become, our competitors.

WE DEPEND ON THIRD PARTIES FOR SALES OF OUR SERVICES WHICH COULD RESULT IN VARIABLE AND UNPREDICTABLE REVENUES.

         We rely substantially on the efforts of others to sell many of our wireless data communications services. While we monitor the activities of our resellers, we cannot control how those who sell and market our service perform and we cannot be certain that their performance will be satisfactory. If the number of customers we obtain through these efforts is substantially lower than we expect for any reason, this would have an adverse effect on our business, operating results and financial condition.

OUR GOAL OF BUILDING THE GOAMERICA BRAND IS LIKELY TO BE DIFFICULT AND EXPENSIVE AND OUR INABILITY TO DO SO COULD ADVERSELY AFFECT OUR BUSINESS.

         We believe that a quality brand identity will be essential if we are to increase our number of subscribers and our revenues. In 2000, we have substantially increased and intend to further increase our marketing expenditures as part of our efforts to build the GoAmerica brand in both our current and targeted markets. Our sales and marketing expenses were approximately $35.8 million, $3.3 million and $909,000 for the years ended December 31, 2000, 1999 and 1998, respectively. If our marketing efforts cost more than anticipated, if we cannot increase our brand awareness or if the GoAmerica brand is not well received by our existing and potential subscribers, our losses will increase and our business will be adversely affected.

WE DEPEND ON OUR KEY MANAGEMENT AND ON RECRUITING AND RETAINING KEY PERSONNEL. THE LOSS OF OUR KEY EMPLOYEES COULD ADVERSELY AFFECT OUR BUSINESS.

         We are particularly dependent on Aaron Dobrinsky, our chairman and chief executive officer, and Joseph Korb, our president, for most of our strategic, managerial and marketing initiatives. The unexpected loss of such officers would likely have an adverse effect on our business. In addition, because of the technical nature of our services and the dynamic market in which we compete, our performance depends on attracting and retaining other key employees. Competition for qualified personnel in the wireless data, communications and software industries is intense and finding and retaining such qualified personnel with experience in such industries is even more difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions, and it is becoming increasingly difficult to hire and retain these persons. Competitors and others may attempt to recruit our employees. A major part of our compensation to our key employees is in the form of stock option grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel. We currently maintain and are the beneficiary of key person life insurance policies on the lives of Aaron Dobrinsky and Joseph Korb. We do not maintain insurance policies for any of our other employees.

WIRELESS DATA SYSTEMS FAILURES COULD HARM OUR BUSINESS BY INJURING OUR REPUTATION OR LEAD TO CLAIMS OF LIABILITY FOR DELAYED, IMPROPER OR UNSECURED TRANSMISSION OF DATA.

         A significant barrier to the growth of electronic commerce and wireless data services has been the need for secure and reliable transmission of confidential information. Our existing wireless data services are dependent on real-time, continuous feeds from various sources. The ability of our subscribers to access data in real-time requires timely and uninterrupted connections with our wireless network carriers. Any significant disruption from our backup landline feeds could result in delays in our subscribers' ability to receive such information. In addition, our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third party were able to misappropriate our subscribers' personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could adversely impact our business. There can be no assurance that our systems will operate appropriately if we experience a hardware or software failure. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could adversely affect our business.

AN INTERRUPTION IN THE SUPPLY OF PRODUCTS AND SERVICES THAT WE OBTAIN FROM THIRD PARTIES COULD CAUSE A DECLINE IN SALES OF OUR SERVICES.

         In designing, developing and supporting our wireless data services, we rely on wireless carriers, mobile device manufacturers, content providers and software providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services, unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

WE MAY FACE INCREASED COMPETITION WHICH MAY NEGATIVELY IMPACT OUR PRICES FOR OUR SERVICES OR CAUSE US TO LOSE BUSINESS OPPORTUNITIES.

         The market for our services is expected to become increasingly competitive. The widespread adoption of industry standards in the wireless data communications market may make it easier for new market entrants and existing competitors to introduce services that compete against ours. We developed our solutions using standard industry development tools. Many of our agreements with wireless carriers, wireless handheld device manufacturers and data providers are non-exclusive. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

        - emerging wireless Internet services providers, including OmniSky, Yada Yada, Wireless Knowledge, a joint venture of Microsoft and Qualcomm, Incorporated, Infospace.com and those, such as Aether Systems, Inc., focusing on specific industries;

        -       wireless device manufacturers, such as Palm, Motorola and RIM;

        - wireless network carriers, such as AT&T Wireless Services, Verizon Wireless, Cingular Interactive, Sprint PCS and Nextel Communications, Inc.; and

         - wireline Internet service providers and portals, such as America Online and Yahoo!.

         Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. In addition, we have established strategic relationships with many of our potential competitors. In the event such companies decide to compete directly with us, such relationships would likely be terminated, which might have an adverse effect on our business and reduce our market share or force us to lower prices to unprofitable levels.

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT BE ADEQUATELY PROTECTED UNDER THE CURRENT STATE OF THE LAW.

         Our success substantially depends on our ability to sell services which are dependent on certain intellectual property rights. We currently do not have patents on any of our intellectual property. We have filed for a patent on certain aspects of our Go.Web technology and have also acquire two patent applications from Hotpaper. We cannot assure you we will be successful in protecting our intellectual property through patent law. In addition, although we have applied for U.S. federal trademark protection, we do not have any U.S. federal trademark registrations for the marks "GoAmerica", "Go.Web", or certain of our other marks and we may not be able to obtain such registrations. We rely primarily on trade secret laws, patent law, copyright law, trademark law, unfair competition law and confidentiality agreements to protect our intellectual property. To the extent that our technology is not adequately protected by intellectual property law, other companies could develop and market similar products or services which could adversely affect our business.

WE MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS AND WE MAY INCUR DEFENSE COSTS AND POSSIBLY ROYALTY OBLIGATIONS OR LOSE THE RIGHT TO USE TECHNOLOGY IMPORTANT TO OUR BUSINESS.

         The telecommunications and software industries are characterized by protection and vigorous enforcement of applicable intellectual property law. As the number of participants in our market increases, the possibility of an intellectual property claim against us could increase. Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our business. A third party asserting infringement claims against us or our customers with respect to our current or future products may adversely affect us by, for example, causing us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.

WE MAY BE SUBJECT TO LIABILITY FOR TRANSMITTING CERTAIN INFORMATION, AND OUR INSURANCE COVERAGE MAY BE INADEQUATE TO PROTECT US FROM THIS LIABILITY.

         We may be subject to claims relating to information transmitted over systems we develop or operate. These claims could take the form of lawsuits for defamation, negligence, copyright or trademark infringement or other actions based on the nature and content of the materials. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

WE MAY ACQUIRE OR MAKE INVESTMENTS IN COMPANIES OR TECHNOLOGIES THAT COULD CAUSE LOSS OF VALUE TO OUR STOCKHOLDERS AND DISRUPTION OF OUR BUSINESS.

         We intend to explore opportunities to acquire companies or technologies in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

        - failure to integrate the acquired assets and/or companies with our current business;

        -       the price we pay may exceed the value we eventually realize;

        - loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;

        - potential loss of key employees from either our current business or the acquired business;

        - entering into markets in which we have little or no prior experience;

        - diversion of management's attention from other business concerns;

        - assumption of unanticipated liabilities related to the acquired assets; and

        - the business or technologies we acquire or in which we invest may have limited operating histories and may be subject to many of the same risks we are.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND, AS A RESULT, PERIOD-TO-PERIOD COMPARISONS OF OUR RESULTS OF OPERATIONS ARE NOT NECESSARILY MEANINGFUL.

         Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors. These factors include:

        -       the demand for and market acceptance of our services;

        - downward price adjustments by our competitors on services they offer that are similar to ours;

        -       changes in the mix of services sold by our competitors;

        - technical difficulties or network downtime affecting wireless communications generally;

        - the ability to meet any increased technological demands of our customers; and

        -       economic conditions specific to our industry.

         Therefore, our operating results for any particular quarter may differ materially from our expectations or those of security analysts and may not be indicative of future operating results. The failure to meet expectations may cause the price of our common stock to decline substantially.

WE MAY NEED ADDITIONAL FUNDS WHICH, IF AVAILABLE, COULD RESULT IN INCREASED INTEREST EXPENSES OR ADDITIONAL DILUTION TO OUR STOCKHOLDERS. IF ADDITIONAL FUNDS ARE NEEDED AND ARE NOT AVAILABLE, OUR BUSINESS COULD BE NEGATIVELY IMPACTED.

         We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 18 months, including the continued expansion of our sales and marketing program and potential international operations. Thereafter, we may require additional financing. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes. If our plans or assumptions change or are inaccurate, we may be required to seek additional capital sooner than anticipated. We may need to raise such capital through public or private debt or equity financing.

         If funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders will be reduced and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of such indebtedness would have rights senior to your rights and the terms of such indebtedness could impose restrictions on our operations. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise adequate funds on acceptable terms, we may not be able to continue to fund our operations.

RISKS PARTICULAR TO OUR INDUSTRY

THE MARKET FOR OUR SERVICES IS NEW AND HIGHLY UNCERTAIN.

         The market for wireless data services is still emerging and continued growth in demand for and acceptance of these services remains uncertain. Current barriers to market acceptance of these services include cost, reliability, functionality and ease of use. We cannot be certain that these barriers will be overcome. If the market for our services does not grow or grows slower than we currently anticipate, our business, financial condition and operating results could be adversely affected.

NEW LAWS AND REGULATIONS THAT IMPACT OUR INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

         We are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers who supply us airtime are subject to regulation by the FCC and regulations that affect them could adversely affect our business. Our business could suffer depending on the extent to which our activities or those of our customers or suppliers are regulated.

RISKS PARTICULAR TO STOCK PRICE

OUR STOCK PRICE, LIKE THAT OF MANY TECHNOLOGY COMPANIES, HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

         We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to a variety of factors, including:

        -       announcements of technological or competitive developments;

        -       acquisitions or strategic alliances by us or our competitors;

        -       the gain or loss of a significant customer or order;

        - changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry; or

        -       general market or economic conditions.

         This risk may be heightened because our industry is new and evolving, characterized by rapid technological change and susceptible to the introduction of new competing technologies or competitors.

         In addition, equity securities of many technology companies have experienced significant price and volume fluctuations. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. Volatility in the market price of our common stock could result in securities class action litigation. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources.

WE HAVE ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION AND COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

         Provisions of our certificate of incorporation and bylaws and provisions of Delaware law could delay or prevent an acquisition or change of control of GoAmerica or otherwise adversely affect the price of our common stock. For example, our certificate of incorporation authorizes undesignated preferred stock which our board of directors can designate and issue without further action by our stockholders, establishes a classified board of directors, eliminates the rights of stockholders to call a special meeting of stockholders, eliminates the ability of stockholders to take action by written consent, and requires stockholders to comply with advance notice requirements before raising a matter at a stockholders' meeting. As a Delaware corporation, we are also subject to the Delaware anti-takeover statute contained in Section 203 of the Delaware General Corporation Law.

BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR SHARES OF COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

         We have never paid or declared any cash dividends on our common stock or other securities and intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

ITEM 2.  PROPERTIES.

FACILITIES

         We own no real property. Our principal offices are located in Hackensack, New Jersey, and we recently expanded from 401 Hackensack Avenue to 433 Hackensack Avenue. The premises located at 401 Hackensack Avenue consists of approximately 15,917 square feet and the lease expires on May 14, 2007. The newly leased premises at 433 Hackensack Avenue consists of approximately 22,458 square feet and the lease expires on August 31, 2010. We occupy an additional 12,333 square feet of space at 433 Hackensack Avenue as a result of our assumption of Flash's principal office lease. Such lease expires on April 29, 2001. In addition to the network operating facility at our Hackensack office, in December 1999, we entered into a Facilities Maintenance Agreement with Data General, a division of EMC Corporation, pursuant to which we operate a network operating center at their facility in New York City. The initial term of the Facilities Maintenance Agreement shall run until February 29, 2004. The New York facility, located at 55 Broad Street, is our primary network operating center. The New York facility consists of approximately 4,000 square feet. The lease for the New York facility expires on February 29, 2004. The offices of Wynd are located in San Luis Obispo, California and consist of 7,391 square feet. Our lease on the Wynd offices expires on January 31, 2004. The offices of Hotpaper are located in San Francisco, California. The Hotpaper offices consist of 9,203 square feet and the lease expires on December 5, 2002. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an "as needed" basis.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND USE OF PROCEEDS.

MARKET FOR OUR COMMON STOCK

         Prior to April 7, 2000, there was no established market for our common stock. Since April 7, 2000, our common stock has traded on the Nasdaq National Market under the symbol "GOAM."

         The following table sets forth the high and low sales prices for our common stock from its first day of trading on April 7, 2000 through December 31, 2000 as reported on the Nasdaq National Market.

            QUARTER ENDED                       HIGH                  LOW
--------------------------------------------------------------------------
June 30, 2000(1)..................             $19.31                $5.25
September 30, 2000................             $15.69                $7.06
December 31, 2000.................             $12.19                $4.25

------------

(1) Represents high and low sales prices for the period from April 7, 2000, when our common stock began trading on the Nasdaq National Market to the end of the second quarter.

         As of March 23, 2001, the approximate number of holders of record of our common stock was 279 and the approximate number of beneficial holders of our common stock was 17,726.

RELATED STOCKHOLDER MATTERS

         We have never declared or paid any cash dividends on our common stock. We intend to retain earnings, if any, to fund future growth and the operation of our business.

         The following information relates to all securities issued by us during the fourth quarter of 2000 which were not registered under applicable securities laws at the time of grant, issuance and/or sale:

         1.       Option Grants

                  On October 6, 2000, we granted stock options to various employees pursuant to our 1999 Stock Plan. All of such stock options were granted at an exercise price of $6.69 per share, the then current fair market value of our common stock, with four year vesting. The aggregate number of shares of common stock underlying such stock option grants totaled 326,050.

                  On November 21, 2000, we granted stock options to various employees and directors pursuant to our 1999 Stock Plan. All of such stock options were granted at an exercise price of $7.50 per share, the then current fair market value of our common stock, with four year vesting except for an option to purchase 32,000 shares granted to Brian Bailey at an exercise price of $15.00 per share with three year vesting. The aggregate number of shares of common stock underlying such stock option grants totaled 666,500.

         2.       Common Stock Issuances

                  Acquisition of Flash

                  On November 7, 2000, we acquired, through GoAmerica Communications Corp., substantially all of the assets and assumed certain liabilities of Flash pursuant to that certain Asset Purchase Agreement by and among GoAmerica, Inc., GoAmerica Communications Corp. and the shareholders of Flash. In partial consideration for the acquisition, we issued 466,302 restricted shares of our common stock to Flash equal in value to $4,000,000 based upon the average closing price of our common stock on the Nasdaq National Market for the ten (10) trading days ending three (3) days prior to the closing of the asset purchase.

         3.       Warrants

                  On November 14, 2000, we issued warrants to Dell Ventures, L.P. in partial consideration for certain obligations assumed by Dell Products, L.P. by and on behalf of itself, Dell Computer Corporation and its affiliates, or Dell, under the terms of a certain Products Purchase and Distribution Agreement entered into by and between GoAmerica and Dell. All such warrants were granted at an exercise price of $16.00 per share, with a three year exercise period from the date of grant. The aggregate number of shares of common stock underlying such warrant grants totaled 563,864.

                  On January 1, 2001, we granted Sony Electronics, Inc., a Delaware corporation, warrants which were not registered under the Securities Act in partial consideration for certain obligations of Sony, under the terms of a certain Services Agreement by and between GoAmerica and Sony. All such warrants were granted at an exercise price of $16.00 per share, with a three year exercise period from the date of grant. The aggregate number of shares of common stock underlying such warrant grants totaled 500,000.

                  We did not employ an underwriter in connection with the issuance of the securities described in this Item 5. We believe that the issuances of the foregoing securities were exempt from registration under either
(i) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.

USE OF PROCEEDS

         On April 6, 2000, the Commission declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the Commission in connection with our initial public offering of common stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect, now CSFBdirect. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 10,000,000 shares of our common stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6 million. As of December 31, 2000, approximately $114.4 million of the $146.2 million in net proceeds received by us upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $31.8 million of the net proceeds have been specifically applied as follows: (i) $5.0 million for the acquisition of other businesses, (ii) $9.6 million for sales and marketing expenses, (iii) $1.7 million for the purchase of capital assets, and (iv) $15.5 million for working capital needs.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA.

         The selected consolidated financial data set forth below with respect to our statement of operations data for the years ended December 31, 1998, 1999 and 2000, and with respect to the consolidated balance sheet data at December 31, 1999 and 2000 are derived from and are qualified by reference to our audited consolidated financial statements and related notes thereto found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." Our consolidated statement of operations data for the period from August 6, 1996, our date of inception, to December 31, 1996 and for the year ended December 31, 1997 and consolidated balance sheet data as of December 31, 1996, 1997 and 1998 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.


                                                YEARS ENDED DECEMBER 31,            PERIOD FROM
                                         -----------------------------------------   AUGUST 6,
(IN THOUSANDS EXCEPT FOR                                                              1996 TO
 PER SHARE DATA)                                                                    DECEMBER 31,
                                          2000       1999       1998       1997        1996
                                         --------   --------   --------   --------  ------------
CONSOLIDATED STATEMENT OF OPERATIONS
   DATA:
   Revenues:
     Subscriber .......................  $  9,006   $  1,183   $    360   $    115   $     --
     Equipment ........................     4,626      1,341        449         33         --
     Other ............................       242        207         18         25         --
                                         --------   --------   --------   --------   --------
   Total revenue ......................    13,874      2,731        827        173         --
                                         ========   ========   ========   ========   ========
   Costs and expenses:
     Cost of subscriber revenue .......     7,194      4,051        304         88         --
     Cost of equipment revenue ........     6,090      1,648        532         15         --
     Sales and marketing ..............    35,807      3,283        909        243         43
     General and administrative .......    28,238      4,810      1,549        841        175
     Depreciation and amortization ....       994        275        124         32          3
     Amortization of goodwill and other
        intangibles ...................     7,247         --         --         --         --
     Settlement costs .................        --        297         --         --         --
                                         --------   --------   --------   --------   --------
   Total costs and expenses ...........    85,570     14,364      3,418      1,219        221
                                         --------   --------   --------   --------   --------
   Loss from operations ...............   (71,696)   (11,633)    (2,591)    (1,046)      (221)
   Interest income, net ...............     6,944        165         14         --         --
                                         --------   --------   --------   --------   --------
   Net loss ...........................  $(64,752)  $(11,468)  $ (2,577)  $ (1,046)  $   (221)
   Beneficial conversion feature and
     accretion of redemption value of
     mandatorily redeemable convertible
     preferred stock ..................   (30,547)   (10,464)        --         --         --
                                         --------   --------   --------   --------   --------
   Net loss applicable to common
     stockholders .....................  $(95,299)  $(21,932)  $ (2,577)  $ (1,046)  $   (221)
                                         ========   ========   ========   ========   ========
   Basic net loss per share applicable
     to common stockholders ...........  $  (2.19)  $  (1.02)  $  (0.14)  $  (0.07)  $  (0.02)
   Diluted net loss per share
     applicable to common stockholders   $  (2.18)  $  (1.00)  $  (0.14)  $  (0.06)  $  (0.02)
                                         ========   ========   ========   ========   ========
   Weighted average shares used in
     computation of basic net loss per
     share applicable to common
     stockholders .....................    43,426     21,590     18,391     16,083     13,947
   Weighted average shares used in
     computation of diluted net loss
     per share applicable to common
     stockholders .....................    43,678     22,025     18,826     16,518     14,382

                                                        AS OF DECEMBER 31,
                                      --------------------------------------------------
                                                         (IN THOUSANDS)
                                        2000      1999       1998      1997       1996
                                      --------  --------   --------  --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents ..........  $114,411  $  6,344   $  1,961  $     20   $    587
Working capital (deficit) ..........   113,531     2,426      1,476      (143)       700
Total assets .......................   207,746     9,757      3,010       324        791
Series A redeemable convertible
   preferred stock .................        --    20,755         --        --         --
Series B redeemable convertible
preferred stock ....................        --        --         --        --         --
Total stockholders' equity (deficit)   181,530   (16,659)     2,225       148        779



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this prospectus. The results shown in this prospectus are not necessarily indicative of the results we will achieve in any future periods.

OVERVIEW

         We provide nationwide wireless Internet services. We derive our revenue primarily from the sale of wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and customer support centers as well as our customized billing system. Recently, we have invested additional capital in the development of our software application Go.Web and other software applications. Our plan is to continue to invest in our network operations and customer support centers, as well as to expand our sales and marketing efforts. We provide and expect to continue to provide mobile devices made by third parties to our customers at prices below our costs for such devices. We also expect to continue to incur significant sales and marketing, systems development and administrative expenses. We have incurred operating losses since our inception and expect to continue to incur increasing operating losses for at least the next several quarters. Therefore, we will need to generate significant revenue to become profitable and sustain profitability on a quarterly or annual basis. We will have to increase substantially our subscriber base in order to achieve our business plan.

         Our subscriber revenue primarily consists of monthly service fees, which we recognize as revenue when the services are provided to the subscriber. Subscriber revenue accounted for approximately 64.9%, 43.3% and 43.5% of our total revenue during 2000, 1999 and 1998, respectively. We currently offer two types of mobile data service plans. Our Go.Unlimited Plan provides unlimited data usage on any mobile device for a fixed monthly fee, which currently ranges from $39.95 to $74.95 for retail subscribers. Our Go.Lite Plan provides a fixed amount of data usage on any mobile computing device for a significantly lower base monthly fee, which is currently $9.95 for retail subscribers. Under the Go.Lite Plan, subscribers incur additional charges for data usage in excess of the predetermined volume. However, we do not charge our subscribers any additional amounts for roaming, which is using a mobile device outside of a designated geographical area. We also generally charge a non-refundable activation fee upon initial subscription. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts which is generally six months or twelve months. We offer new subscribers a 14-day trial period during which they can cancel our service without any penalty, although we do not refund the pro-rated fee for that trial period, which we include in our revenue. Subscribers to our plans are subject to six-month, one-year or two-year contracts that provide for early cancellation fees.

         We also typically sell third-party mobile devices in conjunction with a service agreement to a new subscriber. Equipment revenue accounted for approximately 33.4%, 49.1% and 54.3% of our total revenue during 2000, 1999 and 1998, respectively. We recognize equipment revenue at the time of the shipment of the mobile device to a subscriber. During 2000, approximately 37% of our subscribers purchased a mobile device upon their initial subscription. Over time, we expect that such percentage will decrease as mobile devices for data transmission become more prevalent.

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

         During 2000, we experienced positive overall gross margins, which consist of margins on our subscriber revenue, equipment revenue and other revenue. We expect to continue to experience positive overall gross margins primarily because of positive gross margins on our subscriber revenue, which were partially offset by negative gross margins on our resale of equipment. We believe that our gross margins on subscriber revenue will improve during 2001. Our cost of subscriber revenue consists primarily of wireless airtime costs. Our airtime costs are determined by agreements we have with several wireless carriers. Typically, we have one to three-year contracts to buy data network capacity either for an agreed amount of kilobytes per subscriber at a flat fee or on a cents-per-kilobyte basis. We intend to pass through to our subscribers all the airtime charges that we incur from our wireless carriers; however, we have not always been and will not always be able to pass through such charges because the pricing plans offered to us by our wireless carriers to which we assign our subscribers may not allow us to always cover our subscriber costs. For example, if we assign our Go.Unlimited Plan subscribers to a carrier plan that charges us an increasing fee as subscriber usage increases, then as subscriber usage and our related airtime costs increase, our margins on subscriber revenues would decrease. Our airtime costs also increase substantially when subscribers use our services outside of their pre-determined geographic area, which results in roaming charges to us by the carriers that we do not pass on to our subscribers. We do not have and may not be able to develop the automated systems necessary to monitor our subscribers' usage and roaming patterns and quickly switch our subscribers to a more appropriate, lower cost airtime plan. In addition, while we continually seek to negotiate better pricing of wireless airtime plans with our carriers, we cannot assure you that we will be successful in that regard. We also have experienced, and expect to continue to experience, negative gross margins on the mobile devices that we resell.

See "Risk Factors" for a discussion of the risks relating to our historically negative gross margins through the second quarter and our need to improve our systems. We also have experienced, and expect to continue to experience, negative gross margins on the mobile devices that we resell.

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

         During 1999 and the first quarter of 2000, we granted options to certain of our employees at exercise prices below the deemed fair market value per share of our common stock. Such grants resulted in non-cash employee compensation expenses based on the difference, on the date of grant, between the fair market value and the exercise price of stock options granted to employees. The resulting deferred employee compensation will be amortized over the vesting periods of the grants. During 2000, we incurred an aggregate of $11.3 million in non-cash employee compensation as a result of stock option and warrant grants during 1999 and the first quarter of 2000 which were granted at prices below the deemed fair market value of our common stock. During 2001, we expect to incur an aggregate of $4.2 million in non-cash employee compensation expense as a result of these grants and the remaining balance of deferred compensation will be amortized in future periods.

         Net interest income consists primarily of interest earned on cash and cash equivalents.

         During 2000, we acquired Wynd and Hotpaper as well as certain assets and liabilities of Flash for an aggregate purchase price of approximately $65.7 million. The purchase price of these entities included the issuance of an aggregate of 5,437,388 shares of our common stock and cash (net of cash acquired) of approximately $7.7 million, including merger related costs. As a result of these acquisitions, we have recorded intangibles including trade names, developed technology, assembled work force and customer lists aggregating approximately $22.5 million and goodwill of approximately $44.8 million. These intangibles will be amortized over a period of three to five years.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                     PERCENTAGE OF REVENUE
                                          YEARS ENDED
                                          DECEMBER 31,
                                     2000     1999     1998
                                    ------   ------   ------
Revenue:
     Subscriber ..................    64.9%    43.3%    43.5%
     Equipment ...................    33.4     49.1     54.3
     Other .......................     1.7      7.6      2.2
                                    ------   ------   ------
         Total revenue ...........   100.0    100.0    100.0
Costs and expenses:
     Cost of subscriber revenue ..    51.9    148.4     36.7
     Cost of equipment revenue ...    43.9     60.4     64.4
     Sales and marketing .........   258.1    120.2    109.9
     General and administrative ..   203.5    176.1    187.4
     Depreciation and amortization     7.2     10.0     15.0
     Amortization of intangibles..    52.2       --       --
     Settlement costs ............      --     10.9       --
                                    ------   ------   ------
         Total costs and expenses    616.8    526.0    413.4
                                    ------   ------   ------
         Loss from operations ....   516.8    426.0    313.4
Interest income ..................    50.1      6.0      1.7
                                    ------   ------   ------
         Net loss ................   466.7%   420.0%   311.7%
                                    ======   ======   ======


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Subscriber revenue. Subscriber revenue increased to $9.0 million for the year ended December 31, 2000 from $1.2 million for the year ended December 31, 1999. The increase was primarily due to having a larger average subscriber base in the year ended December 31, 2000 than in the year ended December 31, 1999 as a result of increased sales and marketing efforts and the Company's acquisition of Wynd. Our subscriber base increased to 47,632 subscribers at December 31, 2000 from 5,859 subscribers at December 31, 1999. The increase in subscriber revenue was offset in part by lower average revenue per subscriber resulting primarily from an increase in the number of new subscribers from our Go.Web channel partners. We expect the number of our subscribers to increase as a result of our expanded sales and marketing efforts.

         Equipment revenue. Equipment revenue increased to $4.6 million for the year ended December 31, 2000 from $1.3 million for the year ended December 31, 1999. This increase was primarily due to an increase in the number of the mobile devices sold during the year ended December 31, 2000 compared to the year ended December 31, 1999.

         Other revenue. Other revenue increased to $242,000 for the year ended December 31, 2000 from $206,000 for the year ended December 31, 1999. This increase was primarily due to the acquisition of Flash. Consulting services are not expected to be a significant element of our business in the future.

         Cost of subscriber revenue. Cost of subscriber revenue increased to $7.2 million for the year ended December 31, 2000 from $4.1 million for the year ended December 31, 1999. This increase was primarily due to an increase in our subscriber base and a related increase in airtime usage during the year ended December 31, 2000 compared to the year ended December 31, 1999. Our cost of subscriber revenue consists primarily of wireless airtime costs. We achieved positive gross margin for the year ended December 31, 2000 due to our placement of subscribers in more favorable rate plans. We expect the number of subscribers and related use of our services to increase which will result in an increase in the cost of subscriber revenue.

         Cost of equipment revenue. Cost of equipment revenue increased to $6.1 million for the year ended December 31, 2000 from $1.6 million for the year ended December 31, 1999. This increase was primarily due to an increase in the number of mobile devices sold during the year ended December 31, 2000 compared to the year ended December 31, 1999.

         Sales and marketing. Sales and marketing expenses increased to $35.8 million for the year ended December 31, 2000 from $3.3 million for the year ended December 31, 1999. This increase was primarily due to increased advertising costs paid to third parties of approximately $23.7 million, increased salaries and benefits of approximately $2.2 million for the additional personnel performing sales and marketing activities, non-cash stock-based compensation of approximately $2.1 million and non-cash amortization of approximately $1.1 million related to warrants issued in connection with certain marketing and distribution agreements. We expect sales and marketing expenses to further increase as we expand our advertising program to increase brand awareness and add personnel to our sales and marketing department.

         General and administrative. General and administrative expenses increased to $28.2 million for the year ended December 31, 2000 from $4.8 million for the year ended December 31, 1999. This increase was primarily due to the addition of salaries and benefits of $2.5 million for personnel performing business development and general corporate activities, non-cash stock-based compensation of $8.5 million, as well as incremental costs associated with the operations of Wynd, Hotpaper and Flash, acquired during 2000. We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the anticipated growth of our business and costs associated with our operation as a public company.

         Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles amounted to $7.2 million for the year ended December 31, 2000. This was a result of our acquisitions of Wynd, Hotpaper and Flash. We expect amortization of goodwill and other intangibles to increase as we recognize a full year of amortization in 2001.

         Settlement costs. Settlement costs for the year ended December 31, 1999 represent the non-cash charge resulting from the settlement of our obligations arising from claims by certain stockholders relating to the sale of equity securities. Such settlement costs represent the fair value of options and warrants issued to such stockholders. No such costs were incurred during 2000.

         Interest income. Interest income increased to $6.9 million for the year ended December 31, 2000 from $165,000 for the year ended December 31, 1999. Such income was primarily due to increased cash balances as a result of our initial public offering and private placement financings completed in 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Subscriber revenue. Subscriber revenue increased to $1.2 million for the year ended December 31, 1999 from $359,000 for the year ended December 31, 1998. The increase primarily was due to having a larger subscriber base in the year ended December 31, 1999 than in the year ended December 31, 1998. Our increase in subscriber revenue was offset in part by lower average revenue per subscriber. Our subscriber base increased to 5,859 subscribers at December 31, 1999 from 1,630 subscribers at December 31, 1998.

         Equipment revenue. Equipment revenue increased to $1.3 million for the year ended December 31, 1999 from $449,000 for the year ended December 31, 1998. This increase primarily was due to an increase in the number of the mobile devices sold during the year ended December 31, 1999 compared to the year ended December 31, 1998.

         Other revenue. Other revenue increased to $206,000 for the year ended December 31, 1999 from $18,000 for the year ended December 31, 1998. This increase primarily was due to the performance of a single systems integration consulting project for a third party during the year ended December 31, 1999 compared to the year ended December 31, 1998.

         Cost of subscriber revenue. Cost of subscriber revenue increased to $4.1 million for the year ended December 31, 1999 from $303,000 for the year ended December 31, 1998. This increase primarily was due to an increase in our subscriber base and a related increase in airtime usage during the year ended December 31, 1999 compared to the year ended December 31, 1998. Our negative gross margin for the year ended December 31, 1999 was a substantial increase over prior periods and was due in part to our placement of subscribers in more expensive carrier plans and to extensive usage by a few subscribers.

         Cost of equipment revenue. Cost of equipment revenue increased to $1.6 million for the year ended December 31, 1999 from $532,000 for the year ended December 31, 1998. This increase was primarily due to an increase in the number of mobile devices sold during the year ended December 31, 1999 compared to the year ended December 31, 1998.

         Sales and marketing. Sales and marketing expenses increased to $3.3 million for the year ended December 31, 1999 from $909,000 for the year ended December 31, 1998. This increase was primarily due to increased advertising costs paid to third parties and the salaries and benefits, including stock-based compensation, for the additional personnel performing sales and marketing activities.

         General and administrative. General and administrative expenses increased to $4.8 million for the year ended December 31, 1999 from $1.5 million for the year ended December 31, 1998. This increase was primarily due to the addition of salaries and benefits, including stock-based compensation, for personnel performing business development and general corporate activities.

         Settlement costs. Settlement costs for the year ended December 31, 1999 represent the non-cash charge resulting from the settlement of our obligations arising from claims by certain stockholders relating to the sale of equity securities. Such settlement costs represent the fair value of options and warrants issued to such stockholders.

         Interest income. Interest income increased from $14,000 for the year ended December 31, 1998 to $165,000 for the year ended December 31, 1999. Such income was primarily due to increased cash balances as a result of our private placement financings completed in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through private placements of our equity securities and our redeemable convertible preferred stock, which have resulted in aggregate net proceeds of approximately $18.4 million through December 31, 1999. During 2000, we issued and sold 648,057 shares of Series B Preferred Stock for net proceeds of approximately $24.6 million. We also consummated our initial public offering of 10,000,000 shares of our common stock at a price to the public of $16.00 per share, all of which were issued and sold for net proceeds of $146.2 million. As of December 31, 2000, we had $114.4 million in cash and cash equivalents and $113.5 million of working capital.

         Net cash used in operating activities was $49.3 million, $6.7 million and $2.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

         Net cash used in investing activities was $13.5 million, $643,000 and $498,000 for the years ended December 31, 2000, 1999 and 1998, respectively. For the year ended December 31, 2000, we used cash in investment activities for purchases of $5.5 million of property, equipment and leasehold improvements and $7.7 million for acquisitions, including Hotpaper and Flash. For the years ended December 31, 1999 and 1998, we used cash in investment activities for purchases of property, equipment and leasehold improvements.

         Net cash provided by financing activities was $170.8 million, $11.8 million and $4.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash provided by financing activities in each of these periods was primarily attributable to proceeds from public and private equity offerings.

         As of December 31, 2000, our principal commitments consisted of obligations outstanding under operating leases. As of December 31, 2000, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $14.3 million, of which $3.0 million is payable in 2001. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the deployment of additional network equipment. Additionally, during 2000, we entered into a supply agreement with an equipment manufacturer under which we are obligated to purchase an aggregate of approximately $10 million of wireless devices during 2001.

         We have entered into employment agreements with certain of our key executives which provide for fixed compensation and bonuses based upon our operating results. Our maximum aggregate cash liability under the agreements, if we terminated these employees, is approximately $3,202,000 at December 31, 2000.

         We have undertaken several operating initiatives that will require significant use of our cash resources. In addition, we are continuing to pursue the acquisition and development of automated systems to track our airtime usage costs and monitor subscribers' wireless plan usage. We also intend to acquire new billing and business process software and systems. We expect that the acquisition and implementation of our automated subscriber usage monitoring systems and new billing and business process software will cost approximately $3.5 million to $5.0 million over the next twelve months. We anticipate that our development costs related to improving our service offerings will also increase as we respond to technological changes in the wireless data industry and as new competitors emerge. We expect that our development costs will be approximately $1.0 million to $2.0 million for 2001, which will be funded primarily from our current cash position. We may also use funds to complete any business acquisitions that we may decide to pursue and to integrate such businesses, technologies and personnel upon completion of any such transaction.

         As of December 31, 2000, we had net operating loss carryforwards of approximately $69.4 million for Federal income tax purposes that will expire through 2020. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to limitations imposed by the Tax Reform Act of 1986, and as a result of a significant change in our ownership in 1999, the utilization of net operating loss carryforwards that arose prior to such ownership change is subject to an annual limitation of $1.4 million. In addition, we acquired additional operating losses through our acquisitions of Wynd and Hotpaper. The Company believes that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before change. We have not performed a detailed analysis to determine the amount of the potential limitations.

         We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 18 months. Thereafter, we may require additional financing. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes. If our plans or assumptions change or are inaccurate, we may be required to seek additional capital or to seek capital sooner than anticipated. We may need to raise funds through public or private debt or equity financing. In the event additional financing is not available, we will be required to significantly reduce our expenses and substantially curtail operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         We have adopted the provisions of the Emerging Issues Task Force, or EITF, Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus states that all shipping and handling billings to a customer is a sale transaction represent the fees earned for the goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. Prior to January 1, 2000, such costs were insignificant.

         In May 2000, the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective April 1, 2001, for us. We are currently evaluating the impact of this new guidance.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," or SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As we do not currently intend to engage in derivatives or hedging transactions, we do not anticipate any effect on our results of operations, financial position or cash flows upon the adoption of SFAS 133.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that we have limited exposure to financial market risks, including changes in interest rates. At December 31, 2000, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $1.1 million based on cash and cash equivalent balances at December 31, 2000. We currently hold no derivative instruments and do not earn foreign-source income.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and the notes thereto which contain supplementary data required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS.

         Effective March 28, 2001, Zachary Prensky and Andrew Seybold resigned as Class A members of our Board of Directors for personal reasons. In order to facilitate the even distribution of the number of directors among the three classes of directors, on the same date, Joseph Korb resigned as a Class B member of our Board of Directors. The remaining members of the Board of Directors, acting by unanimous written consent effective March 28, 2001, decreased the size of the entire Board of Directors from nine to seven members and elected Joseph Korb as a Class A director, filling the one remaining vacancy on the Board of Directors.

         All other information relating to our directors, nominees for election as directors and executive officers may be found under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Reporting Compliance" in our definitive proxy statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

ITEM 11.      EXECUTIVE COMPENSATION.

         The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)      (1)     Consolidated Financial Statements.

                 Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1.

         (2)     Consolidated Financial Statement Schedule.

                 Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1.

                 All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

         (3)     Exhibits.

                 Reference is made to the Exhibit Index on Page 45.

(b)              Reports on Form 8-K.

               We filed a Current Report on Form 8-K, effective November 7, 2000, relating to our acquisition of substantially all the assets of Flash. We were not required to file any financial statements in conjunction with such filing.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2001.

                                           GOAMERICA, INC.


                                           By:    /s/ Aaron Dobrinsky
                                                ------------------------------
                                                Aaron Dobrinsky,
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                             DATE
--------------------------------------------------------------------------------------------------------------
/s/ Aaron Dobrinsky                                Chairman of the Board and Chief              March 30, 2001
--------------------------------------------       Executive Officer (Principal
    Aaron Dobrinsky                                Executive Officer)


/s/ Francis J. Elenio                              Chief Financial Officer, Treasurer           March 30, 2001
--------------------------------------------       and Secretary (Principal Financial
    Francis J. Elenio                              and Accounting Officer)


/s/ Joseph Korb                                    President and Director                       March 30, 2001
--------------------------------------------
    Joseph Korb

/s/ Robi Blumenstein                               Director                                     March 30, 2001
--------------------------------------------
    Robi Blumenstein

/s/ Adam Dell                                      Director                                     March 30, 2001
--------------------------------------------
    Adam Dell

/s/ Alan Docter                                    Director                                     March 29, 2001
--------------------------------------------
    Alan Docter

/s/ Mark Kristoff                                  Director                                     March 29, 2001
--------------------------------------------
    Mark Kristoff

/s/ Brian D. Bailey                                Director                                     March 30, 2001
--------------------------------------------
    Brian D. Bailey

                                  EXHIBIT INDEX**


EXHIBIT NO.         DESCRIPTION OF EXHIBIT
-----------         ----------------------
2.1(a)              Merger Agreement and Plan of Reorganization, dated as of June 13, 2000, by and among
                    GoAmerica, Inc., GoAmerica Acquisition I Corp., Wynd Communications Corporation and, as
                    to certain sections, the existing shareholders of Wynd Communications Corporation.
2.2(b)              Agreement and Plan of Merger, dated as of August 11, 2000, by and among GoAmerica, Inc.,
                    GoAmerica Acquisition II Corp. and Hotpaper.com, Inc.
2.3(c)              Asset Purchase Agreement, dated as of October 31, 2000, by and among GoAmerica, Inc., GoAmerica
                    Communications Corp., Flash Creative Management, Inc. and the shareholders of Flash Creative
                    Management, Inc. listed on Annex I thereto.
3.1(d)              Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the
                    State of Delaware on May 8, 2000.
3.2(e)              By-laws.
4.1*                Warrant to Purchase Common Stock of GoAmerica, Inc. issued to Research In Motion Limited by
                    GoAmerica, Inc. on August 31, 2000.
4.2*                Warrant to Purchase Common Stock of GoAmerica, Inc. issued to Dell Ventures, L.P. by GoAmerica,
                    Inc. on November 14, 2000.
4.3*                Warrant to Purchase Common Stock of GoAmerica, Inc. issued to Sony Electronics, Inc. by
                    GoAmerica, Inc. on January 1, 2001.
10.1+(e)            CDPD Value Added Reseller Agreement by and between GoAmerica and AT&T Wireless Data, Inc., dated
                    May 6, 1997, as amended.
10.2+(e)            AirBridge Packet Service Agreement by and between GoAmerica and Bell Atlantic NYNEX Mobile, Inc.
                    (now Verizon Wireless), dated May 13, 1997, as amended.
10.3+(e)            Value Added Reseller Agreement by and between GoAmerica and BellSouth Wireless Data L.P. (now
                    Cingular Interactive, L.P.), dated August 31, 1999.
10.4+(e)            Reseller Agreement for Messaging Services by and between GoAmerica and ARDIS Company, dated
                    August 25, 1999.
10.5(e)             Form of Invention Assignment and Non-Disclosure Agreement by and between GoAmerica and its employees.
10.6(e)             Form of Indemnification Agreement by and between GoAmerica and each of its directors and executive officers.
10.7(e)             Employment Agreement by and between GoAmerica and Aaron Dobrinsky, dated as of December 31,
                    1999.
10.8(e)             Employment Agreement by and between GoAmerica and Joseph Korb, dated as of December 31, 1999.
10.9(e)             Employment Agreement by and between GoAmerica and Francis Elenio, dated as of December 31, 1999.

EXHIBIT NO.         DESCRIPTION OF EXHIBIT
-----------         ----------------------
10.10(e)            Employment Agreement by and between GoAmerica and Jesse Odom, dated as of December 31, 1999.
10.11(e)            GoAmerica Communications Corp. 1999 Stock Option Plan.
10.12(e)            GoAmerica, Inc. 1999 Stock Plan.
10.13(e)            GoAmerica, Inc. Employee Stock Purchase Plan.
10.14(e)            Lease Agreement by and between GoAmerica and Continental Investors, L.P., dated August 7, 1996, as amended.
10.15(e)            Facilities Maintenance Agreement by and between GoAmerica and Data General, a division of EMC
                    Corporation, dated December 13, 1999.
10.16(e)            Registration Rights Agreement, dated October 15, 1996, by and between GoAmerica Communications
                    Corp. and the Investors set forth therein.
10.17(e)            Registration Rights Agreement, dated June 25, 1999, by and between GoAmerica Communications
                    Corp. and CIBC WMV Inc. and other investors.
10.18(e)            Registration Rights Agreement, dated January 28, 2000, by and between GoAmerica, Inc., Dell USA
                    L.P., Carousel Capital Partners, L.P., Forstmann Little & Co. Equity Partnership-VI, L.P. and
                    Impact Venture Partners, L.P.
10.19(a)            Registration Rights Agreement, dated June 28, 2000, by and between GoAmerica, Inc. and the existing shareholders of Wynd Communications Corporation.
10.20(b)            Registration Rights Agreement, dated August 31, 2000, by and between GoAmerica, Inc. and the existing stockholders of Hotpaper.com, Inc.
10.21(a)            Escrow Agreement, dated as of June 28, 2000, by and among GoAmerica, Inc., the existing shareholders of Wynd Communications Corporation and American Stock Transfer & Trust Company.
10.22(b)            Escrow Agreement, dated as of August 31, 2000, by and among GoAmerica, Inc., the existing stockholders of Hotpaper.com, Inc. and American Stock Transfer & Trust Company.
10.23(c)            Escrow Agreement, dated as of November 7, 2000, by and among GoAmerica, Inc., Flash Creative
                    Management, Inc., the shareholders of Flash Creative Management, Inc. listed on Schedule A thereto and American Stock Transfer & Trust Company.
10.24*++            Strategic Alliance Marketing Agreement by and between GoAmerica, Inc. and Research in Motion
                    Limited, dated July 1, 2000.
10.25*++            Service Agreement by and between GoAmerica Communications Corp. and Rogers Wireless, Inc., dated
                    July 26, 2000.
10.26*++            Channel Partner Agreement by and between GoAmerica and Metricom, Inc., dated September 1, 2000,
10.27*++            Amendment to the September 1, 2000 Channel Partner Agreement by and between GoAmerica and
                    Metricom, Inc., dated September 1, 2000.
10.28*++            Supply Agreement by and between GoAmerica and Sierra Wireless Data, Inc., dated November 28,
                    2000.

EXHIBIT NO.         DESCRIPTION OF EXHIBIT
-----------         ----------------------
10.29*++            Amending Agreement to the November 28, 2000 Supply Agreement by and between GoAmerica and Sierra
                    Wireless Data, Inc., dated December 29, 2000.
10.30*++            Service Agreement by and between GoAmerica and Personal Network Solutions Company, a division of
                    Sony Electronics Inc., dated October 1, 2000.
10.31*++            Letter Amendment to the May 6, 1997 CDPD Value Added Reseller Agreement by and between GoAmerica and AT&T Wireless Data, Inc., dated January 31, 2001.
10.32*++            Amendment No. 1 to the May 13, 1997 Airbridge Packet Service Agreement by and between GoAmerica and Bell Atlantic Mobile (now Verizon Wireless), dated January 7, 2000.
10.33*++            Amendment No. 2 to the May 13, 1997 Airbridge Packet Service Agreement by and between GoAmerica and Bell Atlantic Mobile (now Verizon Wireless), dated March 6, 2000.
10.34*++            Amendment No. 3 to the May 13, 1997 Airbridge Packet Service Agreement by and between GoAmerica and Bell Atlantic Mobile (now Verizon Wireless), dated February 13, 2001.
10.35*++            Amendment No. 1 to the August 31, 1999 Value Added Reseller Agreement by and between GoAmerica and BellSouth Wireless Data L.P. (now Cingular Interactive, L.P.), dated March 9, 2000.
10.36*++            Amendment No. 2 to the August 31, 1999 Value Added Reseller Agreement by and between GoAmerica and BellSouth Wireless Data L.P. (now Cingular Interactive, L.P.), dated March 21, 2000.
10.37*              Employment Agreement by and between GoAmerica and David Blumenthal, dated as of November 1, 2000.
10.38*              Employment Agreement by and between GoAmerica and Yair Alan Griver, dated as of November 1, 2000.
10.39*              Third Amendment to the August 7, 1996 Lease Agreement by and between GoAmerica and Continental
                    Investors, L.P., dated December 1, 1999.
10.40*              Fifth Amendment to the August 7, 1996 Lease Agreement by and between GoAmerica and Continental
                    Investors, L.P., dated August 22, 2000, and entered into by and between GoAmerica and Stellar
                    Continental LLC, the successor landlord.
10.41*              Amendment to the December 13, 1999 Facilities Maintenance Agreement by and between GoAmerica and
                    Data General, a division of EMC Corporation, dated March 14, 2001.
10.42*              Registration Rights Agreement, dated November 14, 2000, by and between GoAmerica, Inc. and Dell
                    Ventures, L.P.
10.43*              Registration Rights Agreement, dated January 1, 2001, by and between GoAmerica, Inc. and Sony
                    Electronics Inc.
21.1*               List of subsidiaries of the Company.
23.1*               Consent of Ernst & Young LLP.

+ Confidential treatment has been requested and granted for a portion of this Exhibit. Confidential materials have been omitted and filed separately with the Securities and Exchange Commission.

++ Confidential treatment has been requested for a portion of this Exhibit and the Company is awaiting a final determination. Confidential materials have been omitted and filed separately with the Securities and Exchange Commission.

(a) Incorporated by reference to the Company's Current Report on Form 8-K (File Number 000-29359) filed with the Commission on July 13, 2000.

(b) Incorporated by reference to the Company's Current Report on Form 8-K (File Number 000-29359) filed with the Commission on September 15, 2000.

(c) Incorporated by reference to the Company's Current Report on Form 8-K (File Number 000-29359) filed with the Commission on November 21, 2000.

(d) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File Number 000-29359) filed with the Commission on August 7, 2000.

(e) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-94801) which became effective on April 6, 2000.

*    Filed herewith.

** Certain schedules and exhibits to the documents listed in this index are not being filed herewith because we believe that the information contained therein is not material. Upon request therefor, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.

                                 GOAMERICA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                               PAGE
                                                               ----

Report of Independent Auditors ..........................       F-2

Consolidated Balance Sheets as of
    December 31, 2000 and 1999 ..........................       F-3

Consolidated Statements of Operations
  for the years ended December 31, 2000, 1999 and 1998 ..       F-4

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2000, 1999 and 1998 ..       F-5

Consolidated Statements of Cash Flows
   for the years ended December 31, 2000,1999 and 1998 ..       F-6

Notes to Consolidated Financial Statements ..............       F-8

Financial Statement Schedule:

  Valuation and Qualifying Accounts and Reserves for the
     years ended December 31, 2000, 1999 and 1998 .......       F-25


     All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
GoAmerica, Inc.


         We have audited the accompanying consolidated balance sheets of GoAmerica, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule as listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoAmerica, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          /s/ Ernst & Young LLP


MetroPark, New Jersey
February 20, 2001

                                 GOAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                              ------------------------------------
 ASSETS                                                                               2000                 1999
                                                                              ------------------------------------
 Current assets:
      Cash and cash equivalents.....................................          $   114,410,561       $    6,343,793
      Accounts receivable, less allowance for doubtful accounts of
       $388,000 in 2000 and $75,000 in 1999, respectively...........                5,016,986              541,865
      Merchandise inventories.......................................               14,021,118              589,307
      Prepaid expenses and other current assets.....................                5,802,076              471,455
                                                                              ---------------       --------------
 Total current assets...............................................              139,250,741            7,946,420
 Restricted cash....................................................                  738,270                   --
 Property, equipment and leasehold improvements, net................                6,901,793              959,243
 Trade names, net of accumulated amortization of $1,101,720 in 2000                 9,798,280                  --
 Other intangible assets, net of accumulated amortization of  $1,420,895
     in 2000 and $16,667 in 1999, respectively......................               10,179,105               33,333
 Goodwill, net of accumulated amortization of $4,690,841 in 2000....               40,102,930                  --
 Deferred costs.....................................................                      --               510,748
 Other assets.......................................................                  774,419              306,940
                                                                              ---------------       --------------
 Total assets.......................................................          $   207,745,538       $    9,756,684
                                                                              ===============       ==============

 LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
      EQUITY (DEFICIT)
 Current liabilities:
    Accounts payable................................................          $     9,935,473       $    3,837,715
    Accrued expenses................................................               13,087,594            1,460,936
    Deferred revenue................................................                2,181,966               64,300
    Other current liabilities.......................................                  514,860              157,854
                                                                              ---------------       --------------
 Total current liabilities..........................................               25,719,893            5,520,805
 Other long term liabilities........................................                  495,463              139,274
 Commitments and contingencies

 Series A redeemable preferred stock, $.01 par value; authorized: 10,500;
     shares issued and outstanding: none in 2000 and 10,500 1999,
     respectively...................................................                       --           20,755,323
 Series B redeemable preferred stock, $.01 par value; authorized: 648,057 shares in 2000 and none in 1999; issued and outstanding: none in
     2000 and 1999..................................................                       --                   --
 Stockholders' equity (deficit):
    Preferred stock, $.01 par value; authorized: 4,351,943 in 2000 and
     5,000,000 in 1999; issued and outstanding:  none in 2000 and 1999,
     respectively...................................................                       --                   --
    Common stock, $.01 par value; authorized: 100,000,000 in 2000 and
       45,000,000 shares in 1999; issued and outstanding: 53,128,715 in
       2000 and 23,687,184 shares in 1999, respectively.............                  531,289              236,872
    Additional paid-in capital......................................              268,848,536            5,483,655
    Deferred employee compensation..................................               (7,785,899)          (7,067,533)
    Accumulated deficit.............................................              (80,063,744)         (15,311,712)
                                                                              ---------------       --------------
 Total stockholders' equity (deficit)...............................              181,530,182          (16,658,718)
                                                                              ---------------       --------------

  Total liabilities, redeemable convertible preferred stock and
    stockholders' equity (deficit)..................................          $   207,745,538       $    9,756,684
                                                                              ===============       ==============

                            SEE ACCOMPANYING NOTES.

                                 GOAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                      2000              1999             1998
                                                                 ------------------------------------------------
REVENUES:
     Subscriber............................................      $    9,005,805    $    1,182,695     $    359,364
     Equipment.............................................           4,626,019         1,341,356          449,027
     Other.................................................             241,825           206,496           18,264
                                                                 --------------    --------------     ------------
                                                                     13,873,649         2,730,547          826,655

COSTS AND EXPENSES:
     Cost of subscriber revenue............................           7,194,266         4,051,182          303,477
     Cost of equipment revenue.............................           6,089,950         1,648,160          532,074
     Sales and marketing...................................          35,806,871         3,283,021          908,694
     General and administrative............................          28,237,793         4,809,232        1,549,188
     Depreciation and amortization.........................             993,887           275,067          123,616
     Amortization of goodwill and other intangibles........           7,246,789                --               --
     Settlement costs......................................                  --           297,310               --
                                                                 --------------    --------------     ------------
                                                                     85,569,556        14,363,972        3,417,049
                                                                 --------------    --------------     ------------
Loss from operations.......................................       (71,695,907)        (11,633,425)      (2,590,394)
     Interest income, net..................................           6,943,875           165,137           13,685
                                                                 --------------    --------------     ------------
Net loss...................................................      $  (64,752,032)  $   (11,468,288)    $ (2,576,709)

Beneficial conversion feature and accretion of redemption
     value of mandatorily redeemable convertible preferred
     stock.................................................         (30,547,340)      (10,463,472)              --
                                                                 --------------    --------------     ------------
Net loss applicable to common stockholders.................      $  (95,299,372)  $   (21,931,760)  $ (2,576,709)
                                                                 ==============    ==============     ============

Basic net loss per share applicable to common stockholders.      $        (2.19)    $       (1.02)     $     (0.14)
Diluted net loss per share applicable to common stockholders     $        (2.18)    $       (1.00)     $     (0.14)
                                                                 ==============    ==============     ============
Weighted average shares used in computation of basic net loss
     per share applicable to common stockholders...........          43,426,493        21,590,259       18,391,368
Weighted average shares used in computation of diluted net
     loss per share applicable to common stockholders......          43,677,912        22,025,283       18,826,392

                             SEE ACCOMPANYING NOTES.

                                 GOAMERICA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)







                                                            COMMON STOCK
                                                       ----------------------
                                                         NUMBER                        ADDITIONAL
                                                       OF SHARES       AMOUNT        PAID-IN CAPITAL
                                                       ---------       ------        ---------------
BALANCE AT JANUARY 1, 1998 ....................       16,409,440       $164,095       $   1,250,905
    Sale of common stock and
        purchase warrants .....................        4,918,336         49,183           4,604,527
    Net loss ..................................               --             --                  --
                                                      ----------       --------       -------------

BALANCE AT DECEMBER 31, 1998 ..................       21,327,776        213,278           5,855,432
    Sale of common stock ......................        1,875,416         18,754           1,999,322
    Issuance of common stock upon exercise of
        warrants ..............................          483,992          4,840              (4,235)
    Non-cash capital contribution by principal
        shareholders in connection with
        settlement agreements .................               --             --             148,572
    Issuance of warrants to purchase common
        stock in connection with settlement
        agreements ............................               --             --             148,738
    Deferred employee compensation ............               --             --           7,799,298
    Amortization of deferred employee
        compensation ..........................               --             --                  --
    Beneficial conversion feature and
        accretion of redemption value of
        redeemable convertible preferred stock                --             --         (10,463,472)
    Net loss ..................................               --             --                  --

                                                      ----------       --------       -------------
BALANCE AT DECEMBER 31, 1999 ..................       23,687,184        236,872           5,483,655

    Sale of common stock ......................       10,000,000        100,000         146,118,741
    Issuance of common stock pursuant to:
        exercise of employee stock
           options and warrants ...............          318,252          3,183           3,260,754
         exercise of warrants .................          219,865          2,199               2,305
         compensation for financing ...........          243,266          2,433           3,646,559
         purchase of businesses ...............        5,437,388         54,374          53,280,991
    Beneficial conversion feature and
        accretion of redemption value of
        redeemable convertible preferred stock                --             --         (30,547,340)
    Issuance of common stock upon conversion
        of preferred stock ....................       13,222,760        132,228          72,158,545
    Conversion of options of acquired
        businesses ............................               --             --           4,656,971
    Deferred employee compensation ............               --             --           8,456,680
    Amortization of deferred employee
        compensation ..........................               --             --                  --
    Issuance of warrant in exchange for
        marketing services ....................               --             --           2,330,675
    Net loss ..................................               --             --                  --

                                                      ----------       --------       -------------
BALANCE AT DECEMBER 31, 2000 ..................       53,128,715       $531,289       $ 268,848,536
                                                      ==========       ========       =============

                                                                                                   TOTAL
                                                   DEFERRED EMPLOYEE      ACCUMULATED          STOCK-HOLDERS'
                                                     COMPENSATION           DEFICIT           EQUITY/ (DEFICIT)
                                                     -------------          -------           -----------------
BALANCE AT JANUARY 1, 1998 ....................                  --        $ (1,266,715)       $     148,285
    Sale of common stock and
        purchase warrants .....................                  --                                4,653,710
    Net loss ..................................                  --          (2,576,709)          (2,576,709)
                                                       ------------        -------------       -------------

BALANCE AT DECEMBER 31, 1998 ..................                  --          (3,843,424)           2,225,286
    Sale of common stock ......................                  --                  --            2,018,076
    Issuance of common stock upon exercise of
        warrants ..............................                  --                  --                  605
    Non-cash capital contribution by principal
        shareholders in connection with
        settlement agreements .................                  --                  --              148,572
    Issuance of warrants to purchase common
        stock in connection with settlement
        agreements ............................                  --                  --              148,738
    Deferred employee compensation ............        $ (7,799,298)                 --                   --
    Amortization of deferred employee
        compensation ..........................             731,765                  --              731,765
    Beneficial conversion feature and
        accretion of redemption value of
        redeemable convertible preferred stock                   --                  --          (10,463,472)
    Net loss ..................................                  --         (11,468,288)         (11,468,288)

                                                       ------------        -------------       -------------
BALANCE AT DECEMBER 31, 1999 ..................          (7,067,533)        (15,311,712)         (16,658,718)

    Sale of common stock ......................                  --                  --          146,218,741
    Issuance of common stock pursuant to:
        exercise of employee stock
           options and warrants ...............          (3,087,600)                 --              176,337
         exercise of warrants .................                  --                  --                4,504
         compensation for financing ...........                  --                  --            3,648,992
         purchase of businesses ...............                  --                  --           53,335,365
    Beneficial conversion feature and
        accretion of redemption value of
        redeemable convertible preferred stock                   --                  --          (30,547,340)
    Issuance of common stock upon conversion
        of preferred stock ....................                  --                  --           72,290,773
    Conversion of options of acquired
        businesses ............................            (519,514)                 --            4,137,457
    Deferred employee compensation ............          (8,456,680)                 --                   --
    Amortization of deferred employee
        compensation ..........................          11,345,428                  --           11,345,428
    Issuance of warrant in exchange for
        marketing services ....................                  --                  --            2,330,675
    Net loss ..................................                  --         (64,752,032)         (64,752,032)

                                                       ------------        -------------       -------------
BALANCE AT DECEMBER 31, 2000 ..................        $ (7,785,899)       $(80,063,744)       $ 181,530,182
                                                       ============        ============        =============

                             SEE ACCOMPANYING NOTES.

                                 GOAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                       2000               1999               1998
                                                                   -------------------------------------------------
OPERATING ACTIVITIES
Net loss...................................................        $ (64,752,032)    $  (11,468,288)    $(2,576,709)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization..........................            8,240,676            275,067         123,616
    Increase in provision for losses on accounts receivable              727,746            215,297          15,000
    Non-cash employee compensation.........................           11,345,428            731,765              --
    Non-cash settlement costs..............................                   --            297,310              --
    Deferred rent..........................................              101,906            139,274              --
    Non-cash marketing expense.............................            1,057,500                 --              --
    Other non-cash charges.................................              255,700                 --              --
    Changes in operating assets and liabilities:
       Increase in accounts receivable.....................           (4,702,763)          (558,141)       (199,651)
       Increase in inventory...............................          (13,345,092)          (523,085)         (3,202)
       Increase in prepaid expenses and other assets.......           (6,399,903)          (432,601)        (78,316)
       Increase (decrease) in accounts payable.............            4,843,996          3,672,332         (20,125)
       Increase in accrued expenses........................           11,203,936            856,130         510,303
       Increase in deferred income.........................            2,117,666             49,792          14,508
                                                                   -------------     --------------     -----------
Net cash used in operating activities......................          (49,305,236)        (6,745,148)     (2,214,576)
                                                                   =============     ==============     ===========
INVESTING ACTIVITIES

Purchase of property, equipment and leasehold improvements.           (5,499,482)          (387,116)       (297,769)
Acquisition of businesses, net of cash acquired............           (7,659,017)                --        (200,000)
Other assets...............................................             (300,000)          (255,700)             --
                                                                   -------------     --------------     -----------
Net cash used in investing activities......................          (13,458,499)          (642,816)       (497,769)
                                                                   =============     ==============     ===========
FINANCING ACTIVITIES
Issuance of common stock, net of related expenses..........          146,399,582          2,018,681       4,653,710
Issuance of preferred stock, net of related expenses.......           24,637,100         10,291,851              --
Deferred financing costs...................................                   --           (510,748)             --
Payments made on capital lease obligations.................             (206,179)           (28,981)             --
                                                                   -------------     --------------     -----------
Net cash provided by financing activities..................          170,830,503         11,770,803       4,653,710
                                                                   =============     ==============     ===========
Increase in cash and cash equivalents......................          108,066,768          4,382,839       1,941,365
Cash and cash equivalents at beginning of period...........            6,343,793          1,960,954          19,589
                                                                   -------------     --------------     -----------
Cash and cash equivalents at end of period.................         $114,410,561     $    6,343,793     $ 1,960,954
                                                                   =============     ==============     ===========
Supplemental disclosure of cash flow information:
     Interest paid.........................................        $      34,198     $        5,361              --

Non-cash investing and financing activities:
     Acquisition of equipment through capital leases.......              614,882            186,841              --
     Issuance of common stock purchase warrants in exchange
        for sales and marketing services...................            2,856,815                 --              --

                                 GOAMERICA, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                        2000                    1999         1998
                                                                   ------------------------------------------------
Non-cash investing and financing activities (continued):
 Purchase of businesses, net of cash acquired:
     Working capital surplus (deficit), net of cash acquired       $  (2,886,111)                --           --
     Property, equipment and leasehold improvements........              822,073                 --           --
     Goodwill..............................................           44,793,770                 --           --
     Trade names...........................................           10,900,000                 --           --
     Other intangibles.....................................           11,600,000                 --           --
     Other assets..........................................               32,660                 --           --
     Non-current liabilities...............................             (130,553)                --           --
     Common stock and options issued.......................           57,472,822                 --           --

                             SEE ACCOMPANYING NOTES.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS

         GoAmerica, Inc. (the "Company") offers wireless access to the internet and corporate intranet systems to customers located in the United States. The Company has formed strategic relationships with wireless carriers, software providers, and hardware manufacturers who provide the mobile computer user wireless communications, services and devices that complement the Company's services. The Company also distributes wireless communication devices, principally to customers of its wireless services.

         The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

         The Company is highly dependent on third-party providers for wireless communication services.

         On December 31, 1999, the stockholders of GoAmerica Communications Corp., the predecessor to GoAmerica, Inc., exchanged all of the outstanding common and Series A Preferred shares of GoAmerica Communications Corp. for the same number of shares of similar securities of GoAmerica, Inc., and as a result, GoAmerica Communications Corp. became a wholly-owned subsidiary of GoAmerica, Inc. All outstanding options and warrants of GoAmerica Communications Corp. were exchanged into similar securities of GoAmerica, Inc. Prior to December 31, 1999, GoAmerica, Inc. had no operations, assets or liabilities. This corporate reorganization was accounted for as an exchange of shares between entities under common control and no changes were made to the historical cost basis of GoAmerica Communications Corp.'s net assets.

Basis of Consolidation

         The consolidated financial statements include the accounts of GoAmerica, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

         Cash equivalents consist of highly liquid investments with a maturity of three month or less when purchased.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of certain expenses during the reporting periods. Actual results could differ from those estimates.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Merchandise Inventories

         Merchandise inventories, principally wireless devices, are stated at the lower of cost (first-in, first-out) basis or market. The inventory of the Company is subject to rapid technological changes which could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of the Company's inventory.

Property, Equipment and Leasehold Improvements

         Property, equipment and leasehold improvements are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets ranging from two to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Computer Software Developed or Obtained For Internal Use

         All direct internal and external costs incurred in connection with the application development stage of software for internal use are capitalized. All other costs associated with internal use software are expensed when incurred. Amounts capitalized are included in property, equipment and leasehold improvements and are amortized on a straight-line basis over three years beginning when such assets are placed in service.

Intangibles

         Goodwill, trade names and other intangibles arise from acquisitions. Goodwill is amortized over periods principally ranging from 3 to 4 years, using a straight-line method. Trade names are amortized over 5 years, using a straight-line method. Other intangibles, which include developed technology, assembled work force and customer lists, are amortized over periods principally ranging from 3 to 4 years, using the straight-line method. Intangibles are periodically reviewed to assess recoverability from future operations when events and circumstances indicate that the undiscounted cash flows estimated to be generated by these assets, is less than the carrying amounts of those assets. To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

Revenue and Deferred Revenue

         The Company derives subscriber revenue from the provision of wireless communication services. Subscriber revenue consists of monthly charges for access and usage and is recognized as the service is provided. Also included in subscriber revenue are one-time non-refundable activation fees. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts generally six months or twelve months. Equipment revenue is recognized upon shipment to the end user. Sales into retail channels, where a right of return exits, are deferred and recognized at the time such equipment is sold to the end consumer. Consulting revenue, included in other revenue, is recognized as the related services are provided.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Revenues

         Cost of subscriber revenue consists principally of airtime costs charged by carriers. Cost of equipment revenue consists of the cost of equipment sold.

Income Taxes

         Deferred income taxes are determined using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Advertising Costs

         Advertising costs are expensed as incurred. During 2000, 1999 and 1998, advertising expense was approximately $19,490,000, $1,081,000 and $203,000, respectively.

Research and Development Costs

         Research and development costs are expensed as incurred. During 2000, 1999 and 1998, research and development costs totaled approximately $762,000, $465,000 and $155,000, respectively.

Stock-Based Employee Compensation

         The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", using an intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair value based method, as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), are also reflected in the accompanying notes to the financial statements. Options issued to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services", using a fair value approach.

Net Loss Available for Common Stockholders

         Net loss available for common stockholders represents net loss increased by accretion of the redeemable preferred stock to redemption value and an amount representing beneficial conversion features on preferred stock.

Stock Splits

         On April 15, 1998, the Company's Board of Directors declared a 2000 for 1 stock split. Additionally, on February 23, 2000, the Company's Board of Directors approved an amendment to the Company's certificate of incorporation to increase the number of common shares

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

authorized from 45,000,000 to 100,000,000. On that same date, the Company's Board of Directors declared an eight for one stock split to become effective upon the filing of the amendment to the certificate of incorporation. All share and per share data included in the financial statements have been retroactively adjusted to reflect the stock splits, and the amendment to the certificate of incorporation.

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains a significant portion of its cash and cash equivalents with one financial institution. The Company performs periodic credit evaluations of its customers but generally does not require collateral.

Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and redeemable convertible preferred stock approximate their fair values.

Segment Information

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single segment. The chief operating decision maker allocates resources and assesses the performance associated with wireless services, and related equipment sales on a single segment basis. Consulting services are not a material component of the Company's business.

Start-Up Activities

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5, effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As the Company expensed these costs as incurred, the adoption of this standard as of January 1, 1999 had no impact on the Company's results of operations, financial position or cash flows.

Reclassifications

         The Company has reclassified certain prior year information to conform with current year presentation.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

         The Company has adopted the provisions of the EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus states that all shipping and handling billings to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. Prior to January 1, 2000, such costs were insignificant.

         In May 2000, the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives," which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective for the Company on April 1, 2001. The Company is currently evaluating the impact of this new guidance.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently intend to engage in derivatives or hedging transactions, the Company does not anticipate any effect on its results of operations, financial position or cash flows upon the adoption of SFAS 133.

3.       ACQUISITIONS

         The Company acquired three companies during 2000. Payment of the aggregate purchase price for these acquisitions of approximately $65.7 million consisted of (i) 5,437,388 shares of the Company's common stock at a weighted-average value of $9.81 per share (based on the average closing prices of the common stock on the date of announcement of each acquisition); (ii) $7.7 million in cash (net of cash acquired of $484,315) including merger related costs and $2 million held in escrow; (iii) the conversion of options to purchase 559,373 shares of common stock the vested portion of which were valued at approximately $4.1 million as of the date of acquisition. These acquisitions were accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based upon estimates of fair market values at the dates of acquisition. The results of operations of the acquired businesses are included in the consolidated results of operations of the Company from their respective dates of acquisition. The excess of the purchase price over the fair value of the acquired net assets aggregating approximately $44.8 million has been recorded as goodwill and is being amortized on a straight-line basis over useful lives ranging from three to four years. The 2000 acquisitions are further described below.

         On June 28, 2000, the Company acquired Wynd Communications Corporation ("Wynd"), a provider of wireless telecommunications services for the hearing impaired. The total purchase price of approximately $44.0 million included the issuance of 3,964,975 shares of common stock

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valued at $39.5 million ($9.96 per share) and the payment of approximately $469,000 in merger related costs. Under the terms of the merger agreement, 396,498 shares of the common stock issued is being held in escrow for a period of one year from the acquisition date. In addition, outstanding options to acquire Wynd shares were converted into options to purchase, at a weighted average exercise price of $1.61 per share, 477,722 shares of the Company's common stock. Options vested at the date of acquisition with an estimated fair market value of approximately $4.0 million were included in the determination of the total purchase price. Based upon preliminary valuation reports, the Company has recorded identified intangible assets including trade names, developed technology, assembled work force and customer lists aggregating approximately $19.5 million. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $25.8 million which has been recorded as goodwill and is being amortized on a straight-line basis over 4 years.

         On August 31, 2000, the Company acquired Hotpaper.com, Inc. ("Hotpaper"), a provider of Web-based document automation software, infrastructure and content. The total purchase price of approximately $10.1 million included the issuance of 1,006,111 shares of common stock, valued at $8.8 million ($8.75 per share), cash consideration of $750,000 and approximately $356,000 in merger related costs. Under the terms of the merger agreement, 100,612 shares of the common stock issued is being held in escrow for a period of one year from the acquisition date. In addition, outstanding options to acquire Hotpaper shares were converted into options to purchase, at a weighted average exercise price of $0.59 per share, 81,651 shares of the Company's common stock. Options vested at the date of acquisition with an estimated fair market value of approximately $147,000 were included in the determination of the total purchase price. Based upon preliminary valuation reports, the Company recorded identified intangible assets including developed technology and assembled work force aggregating approximately $3.0 million. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $7.9 million which has been recorded as goodwill and is being amortized on a straight-line basis over 3 years.

         On November 7, 2000, the Company acquired certain assets and assumed certain liabilities of Flash Creative Management, Inc. ("Flash"), a provider of consulting services to business customers in the areas of business improvement, strategy and redesign and in software development and integration. The total purchase price of approximately $11.6 million included the issuance of 466,302 shares of common stock valued at $5.0 million ($10.81 per share), cash consideration of $6.0 million and approximately $568,000 in merger related costs. Under the terms of the purchase agreement, payment of $2.0 million of the cash consideration has been deferred and is included in accrued expenses, and 69,945 shares of the common stock issued are being held in escrow for a period of one year from the acquisition date. The cost of the acquisition exceeded the fair market value of the acquired net assets by approximately $11.1 million which has been recorded as goodwill and is being amortized on a straight-line basis over 3 years.

         The following unaudited pro forma summary presents the combined results of operations as if the acquisitions described above had occurred as of January 1, 1999, and does not purport to be indicative of the results that would have occurred had the transactions been completed as of that date or of results that may occur in the future.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            Year ended December 31,
                                                 --------------------------------------
                                                        2000                  1999
                                                 --------------------------------------
Net revenues .............................       $    18,637,112        $     8,607,363
Net loss applicable to common stockholders          (111,462,851)           (42,417,051)
Net loss per share-basic .................                 (2.39)                 (1.57)
Net loss per share-diluted ...............                 (2.39)                 (1.54)

         In July 1998, the Company acquired certain assets and liabilities of a segment of Data Transmission Services, Inc. ("DTS"), known as ZAP.IT, for approximately $200,000. Had the acquisition of DTS occurred as of January 1, 1998, the unaudited pro forma combined results of operations of the Company during 1998 would have reflected combined revenues of $889,122; net loss of $3,902,552; and net loss per basic and diluted share of $0.21.

4.       SUPPLEMENTAL BALANCE SHEET INFORMATION

         Property, equipment and leasehold improvements consists of the following:

                                                               December 31,
                                                 --------------------------------------
                                                        2000                  1999
                                                 --------------------------------------
Furniture, fixtures and equipment ............       $ 1,188,278        $   328,142
Computer equipment and software ..............         6,977,608          1,018,443
Leasehold improvements .......................           148,638             31,502
                                                     -----------        -----------
                                                       8,314,524          1,378,087
Less accumulated depreciation and amortization        (1,412,731)          (418,844)
                                                     -----------        -----------
                                                     $ 6,901,793        $   959,243
                                                     ===========        ===========

         At December 31, 2000 and 1999, the Company leased equipment, furniture and fixtures with a cost basis of $986,749 and $186,841, respectively, which is included in property, equipment and leasehold improvements. Accumulated amortization on leased equipment was $89,695 and $1,062 at December 31, 2000 and 1999, respectively.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Accrued expenses consisted of the following:

                                                               December 31,
                                                 --------------------------------------
                                                        2000                  1999
                                                 --------------------------------------
Carrier Services ............................       $ 2,925,133       $  164,134
Inventory purchases .........................         2,884,642           85,025
Employee compensation .......................         2,086,071          213,750
Deferred purchase price - Flash .............         2,000,000               --
Marketing expenses ..........................         1,844,415          400,000
Professional fees ...........................           839,811          233,007
Equipment and leasehold improvement purchases           100,949          125,000
Accrued legal settlement ....................                --           80,000
Other .......................................           406,573          160,020
                                                    -----------       ----------
                                                    $13,087,594       $1,460,936
                                                    ===========       ==========

5.       COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities under operating leases which expire at various dates through 2010. The Company has the option to renew certain leases for an additional five year period.

         The Company is obligated under capital leases for computer and office equipment that expire at various dates through December 2005 with interest ranging from 9.85% to 14.9%. Future minimum capital lease payments and future minimum lease payments relating to office space under noncancelable operating leases as of December 31, 2000 are as follows:

                                                        CAPITAL          OPERATING
Year ended December 31,                                  LEASES            LEASES
                                                      -----------        -----------

2001 ..............................................     $ 523,000        $ 3,047,000
2002 ..............................................       275,000          2,563,000
2003 ..............................................        23,000          1,698,000
2004 ..............................................        14,000          1,283,000
2005 ..............................................         2,000          1,273,000
Thereafter ........................................            --          4,427,000
                                                      -----------        -----------
Total minimum lease payments ......................       837,000        $14,291,000
                                                                         ===========
Less amount representing interest .................       (76,000)
                                                      -----------
Present value of net minimum capital
  lease payments ..................................       761,000
Less current portion of capital lease obligations..      (507,000)
                                                      -----------
Obligations under capital lease, net of current
  portion .........................................     $ 254,000
                                                      ===========

         During 2000, 1999 and 1998 total rent expense was approximately $1,992,000, $287,000 and $60,000, respectively.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 2000, standby letters of credit totaling approximately $731,000 were outstanding as security deposits on certain facility leases. Such letters of credit expire on various dates through August 2002. As of December 31, 2000, $738,270 of cash held in the Company's bank accounts is restricted to secure these letters of credit.

         During 2000 and 1999, the Company entered into employment agreements with certain of its key executives which provide for fixed compensation and bonuses based upon the Company's operating results, as defined. These agreements generally continue until terminated by the employee or the Company and, under certain circumstances, provide for salary continuance for a specified period. The Company's maximum aggregate liability under the agreements, if these employees were terminated by the Company, is approximately $3,202,000 at December 31, 2000.

         During 1999, the Company became a defendant in litigation involving its use of certain computer software. On April 22, 1999, the Company entered into a settlement agreement under which it paid $170,000 during 1999 and 2000 to settle all claims. The Company recorded a charge to operating results as a result of the settlement during 1999.

         During 2000, the Company entered into a supply agreement with an equipment manufacturer under which it is obligated to purchase an aggregate of approximately $10 million of wireless devices during 2001.

6.       BENEFIT PLAN

         The Company has established a defined contribution plan under Section 401(k) of the Internal Revenue Code which provides for voluntary employee contributions of up to 15 percent of compensation for employees meeting certain eligibility requirements. The Company does not contribute to the plan.

7.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On June 25, 1999, the Company sold 7,500 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") to various investors at a purchase price of $1,000 per share, the estimated fair value at such date, resulting in net proceeds of approximately $7,335,000. On August 30, 1999, the Company sold an additional 2,500 shares of Series A Preferred Stock to various investors at a purchase price of $1,000 per share, the estimated fair value at such date, resulting in net proceeds of approximately $2,457,000. During November 1999, the Company sold an additional 500 shares of Series A Preferred Stock. The purchase price of such shares was $1,000 per share, resulting in net proceeds of $500,000. The Company recorded an adjustment to net loss applicable to common stockholders of approximately $500,000 relating to the beneficial conversion feature inherent in the November 1999 issuance. This amount was determined based upon the excess of the estimated fair value of the Company's common stock into which the Series A Preferred Stock was immediately convertible less the initial conversion price of $1.31 per share and in accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conversion Ratios" limited to the amount of proceeds received for the 500 shares of Series A Preferred Stock.

         Each share of Series A Preferred Stock had a liquidation value of $1,000 per share and was convertible into shares of common stock at an initial conversion price of $1.31 per share, subject to adjustments, under certain circumstances. On December 9, 1999, the Company's Board of Directors adopted a resolution which provided for the conversion of the Series A Preferred into common stock upon the consummation of the Company's initial public offering. To the extent not previously converted, upon the five year anniversary of the issuance of the Series A Preferred Stock, a stockholder had the right to request the Company to redeem any or all shares of Series A Preferred Stock held at their then fair market value, as defined.

         The Series A Preferred Stock paid no dividends; however, such stockholders were entitled to participate in the event dividends are paid to the holders of the Company's common stock.

         The holders of the Series A Preferred Stock voted together with all other classes of stock on all actions taken by the stockholders of the Company as a single class. Each holder of Series A Preferred Stock was entitled to that number of votes such holder would be entitled to if the holder had converted the shares of Series A Preferred Stock into shares of common stock.

         The holders of the Series A Preferred Stock had registration rights under an agreement dated June 25, 1999 which provided for the registration of common stock held by such stockholders within the periods specified by such agreements.

         The holders of the Series A Preferred Stock had anti-dilution rights granted pursuant to an agreement dated August 30, 1999 which allowed such stockholders to purchase additional securities of the Company upon the issuance or sale of certain equity instruments, as defined.

         In January 2000, the Company sold 648,057 shares of its Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") for aggregate net proceeds of approximately $24,637,000. Each share of the Series B Preferred Stock had a liquidation value of $40.12 per share and was convertible at any time at the option of the holder into eight shares of common stock, subject to adjustments, under certain circumstances. The Series B Preferred Stock was subject to automatic conversion upon the completion by the Company of a qualified initial public offering, as defined, of its common stock. To the extent not converted, commencing August 30, 2004 a holder of Series B Preferred Stock had the right to require the Company to redeem any or all of the shares of Series B Preferred Stock held at their then fair market value, as defined. The Series B Preferred Stock paid no dividends; however, such stockholders were entitled to participate in the event dividends were paid on the Company's common and preferred stock. The Series B Preferred Stock had voting and registration rights similar to those of the Company's Series A Preferred Stock. In connection with the sale of the Series B Preferred Stock, the Company paid to its financial advisors certain cash consideration and issued approximately 243,266 shares of its common stock. Based on the beneficial conversion terms of the Series B Preferred Stock, assuming an initial public offering price of $15.00 per share the Company

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded an adjustment to net loss applicable to common stockholders for approximately $21.0 million at the date of issuance as a beneficial conversion in accordance with EITF 98-5.

8.       STOCKHOLDERS' EQUITY

         In connection with the sale of certain equity securities, the Company entered into agreements with such stockholders which provided certain rights, including the right to purchase additional equity securities to maintain their respective proportionate ownership in the event of subsequent equity issuances by the Company and certain registration rights in the event the Company was to complete a qualified initial public offering, as defined.

         During 1998, in conjunction with the sale of certain shares of its common stock, the Company issued to the purchasers warrants to purchase an aggregate of 891,792 additional shares of the Company's common stock. Exercise prices under the warrants range from $1.23 per share to $1.93 per share. The warrants were exercisable at the date of issue and expire at various dates through January 2003. As of December 31, 2000, 703,088 of these warrants remain outstanding.

         In connection with certain equity financings during 1998, two of the Company's principal shareholders issued to an existing investor in the Company, warrants to purchase 408,160 currently outstanding shares of the Company's common stock owned by the principal shareholders at an exercise price of $.92 per share. Such warrants were exercisable at the date of grant and expire on February 6, 2003.

         During May 1999, the Company issued to certain stockholders warrants to purchase 113,976 shares of the Company's common stock at a price of $.00125 per share. These warrants were issued to settle the Company's obligations based upon claims by certain stockholders arising from the sale of certain common stock. Also, as part of this settlement, two of the Company's principal stockholders issued options to purchase 113,848 currently outstanding shares of the Company's common stock owned by the principal stockholders at an exercise price of $.00125 per share. As a result of these agreements and the related warrant and option issuances by both the Company and the principal stockholders, the Company recorded a non-cash charge of $297,310 during 1999 based on the estimated fair value of the warrants and options on the date of issuance. Such fair value was determined to equal the fair value of the underlying common stock. The options issued by the principal stockholders have been accounted for as a capital contribution.

         In connection with the issuance of certain shares of its common stock during 1998, the Company agreed to issue additional shares in the event certain subscriber levels were not achieved. To satisfy its obligation, in May 1999, the Company issued warrants to purchase 435,024 shares of its common stock at a price of $.00125 per share.

         The warrants and options described in the two immediately preceding paragraphs were exercisable at the date of grant and were exercised as of December 31, 2000.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During the fourth quarter of 1999, the Company sold an additional 1,871,008 shares of its common stock to certain existing common stockholders in connection with the exercise of anti-dilution rights granted to them upon their initial purchase of common stock. The net proceeds to the Company were approximately $1,882,000.

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

         On August 31, 2000, the Company granted Research in Motion Limited, a supplier of wireless devices and related software, a warrant to purchase 333,000 shares of the Company's common stock at $16.00 per share as partial consideration for certain obligations pursuant to certain marketing and strategic alliance agreements. The warrant is exercisable one year after the date of grant and expires in three years. As of December 31, 2000, the warrant had an estimated fair market value of approximately $526,000 of which approximately $281,000 was recognized by the Company during 2000 as sales and marketing expense. The Company will recognize the unamortized portion and any change in value over the remaining term of the agreement. All such warrants remain outstanding as of December 31, 2000.

         On November 14, 2000, the Company granted Dell Ventures, L.P., an affiliate of Dell Products, a warrant to purchase 563,864 shares of the Company's common stock at a price of $16.00 per share as partial consideration for certain obligations pursuant to a product distribution agreement. This warrant was immediately exercisable at the date of grant and expires in three years. As of December 31, 2000, Dell USA, L.P. and its affiliates own in the aggregate approximately 5.9% of the outstanding common stock of the Company. The warrant had an estimated fair market value at the date of grant of approximately $2.3 million of which approximately $777,000 was recognized by the Company during 2000 as sales and marketing expense. The Company will recognize the unamortized portion over the remaining term of the agreement. All such warrants remain outstanding as of December 31, 2000.

         As of December 31, 2000, the Company had reserved shares of common stock for issuance as follows:

Exercise of common stock options .........       6,552,723
Exercise of common stock purchase warrants       1,599,952
Employee stock purchase plan .............       4,000,000

9.       STOCK OPTION PLANS AND OTHER STOCK-BASED COMPENSATION

         On August 3, 1999, the Company adopted the GoAmerica Communications Corp. 1999 Stock Option Plan. This plan provided for the granting of awards to purchase shares of common stock. No further options will be made under the GoAmerica Communications Corp. 1999 Stock Option Plan.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In December 1999, the Company's Board of Directors adopted the GoAmerica, Inc. 1999 Stock Plan (the "Plan") as a successor plan to the GoAmerica Communications Corp. 1999 Stock Option Plan, pursuant to which 4,800,000 additional shares of the Company's common stock have been reserved for issuance to selected employees, non-employee directors and consultants.

         Under the terms of the Plan, a committee of the Company's Board of Directors may grant options to purchase shares of the Company's common stock to employees and consultants of the Company at such prices as may be determined by the committee. The Plan provides for award grants in the form of incentive stock options and non-qualified stock options. Options granted under the Plan generally vest annually over 4 years and expire after 10 years.

         The following table summarizes activity on a combined basis for the plans during 2000 and 1999:

                                                Number of      Weighted-Average
                                                 Options        Exercise Price
                                               -------------    --------------
Outstanding at January 1, 1999 .........               --        $   --
Granted ................................        2,440,008           .92
Cancelled ..............................               --            --
                                                ---------     ---------
Outstanding at December 31, 1999                2,440,008           .92
Granted ................................        3,581,523          8.34
Exercised ..............................         (125,277)         1.41
Cancelled ..............................         (150,700)        11.81
                                                ---------     ---------
Outstanding at December 31, 2000 .......        5,745,554          5.26
                                                =========     =========
Exercisable at December 31, 2000 .......        1,859,278          1.84
                                                =========     =========
Exercisable at December 31, 1999 .......          856,000           .95
                                                =========     =========
Available for grant at December 31, 2000          807,169
                                                =========

          The following table summarizes information about fixed price stock options outstanding at December 31, 2000:


                                            Outstanding                                     Exercisable
                         ----------------------------------------------------     ------------------------------
                                                                 Weighted-
                                                                  Average                               Weighted-
 Range of Exercise         Number        Weighted- Average       Remaining            Number        Average Exercise
       Prices            Outstanding       Exercise Price    Contractual Life      Exercisable            Price
       ------            -----------       --------------    ----------------      -----------            -----
        $.25                 160,000            $.25             8.6 years               53,333           $.25
      .45--.56             1,133,699             .55             8.0 years              660,524            .56
     1.05--1.31            1,200,062            1.17             8.9 years              562,364           1.13
     2.09--2.44              340,891            2.18             9.1 years              183,057           2.20
     5.02--7.50            1,808,550            6.19             8.6 years              400,000           5.02
     7.97--8.27              172,152            7.97             9.7 years                   --             --
    15.00--16.00             930,200           15.36             9.2 years                   --             --

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For certain options granted during 2000 and 1999, the Company has recorded pursuant to APB No. 25 approximately $8,457,000 and $7,799,000, respectively, of deferred compensation expense representing the difference between the exercise price and the market value of the common stock on the date of grant. These amounts are being amortized over the vesting period of each option and amounted to approximately $8,258,000 and $732,000 during the years ended December 31, 2000 and 1999, respectively.

         During 1996, the Company granted an employee a warrant to purchase up to 320,000 shares of the Company's common stock at $0.44 per share, an amount in excess of the estimated fair value at the date of grant. During 2000, the warrant was exercised on a cashless basis in accordance with the terms of the original agreement resulting in the issuance of 192,975 shares of common stock. As a result, the Company recorded a compensation charge of approximately $4,980,000 representing the difference between the exercise price and the market value of the common stock as of the date of exercise.

         The following table discloses, for the year ended December 31, 2000 and 1999, the number of options granted and certain weighted-average information:

                                                                             Year ended December 31,
                                              -------------------------------------------------------------------------------
                                                                2000                                       1999
                                              ---------------------------------------  --------------------------------------
                                                  Number        Fair       Exercise        Number         Fair       Exercise
                                               of Options       Value        Price        of Options      Value        Price
                                              ---------------------------------------  --------------------------------------
Exercise price greater than market price..        37,000       $ 2.97       $16.00         160,000       $ 0.00       $ 2.24
Exercise price equals market price .......     2,137,150         7.32        11.08         288,000         0.22         1.31
Exercise price less than market price ....     1,407,373        10.64         3.60       1,992,008         4.04         0.76


         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000 and 1999: weighted-average risk-free interest rate of 6.20% and 6.11% respectively; expected volatility of 0.80 and zero; no dividends; and a weighted-average expected life of the options of 4.2 years and 3.0 years, respectively. There were no options granted prior to August 1999.

                                GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          Year ended December 31,
                                                 ----------------------------------------
                                                       2000                     1999
                                                 --------------           ---------------
Pro forma net loss applicable to common
stockholders ..........................          $  (99,279,565)          $  (22,044,352)
Pro forma loss per share -- basic .....                   (2.29)                   (1.02)
Pro forma loss per share -- diluted ...                   (2.27)                   (1.00)

         The pro forma impact reflected above is not likely to be representative of the effects on reported net loss for future years as options are generally granted each year and vest over several years.

         In December 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan effective upon the Company's initial public offering of its common stock which was completed on April 12, 2000. The Company initially reserved 4,000,000 shares of common stock for issuance under the plan. There were no shares sold pursuant to the plan during 2000.

10.      INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          Year ended December 31,
                                                       -----------------------------
                                                           2000             1999
                                                       ------------      -----------
Deferred tax assets:
    Net operating loss carryforward ................   $ 27,752,000      $ 6,087,000
    Deferred compensation ..........................      5,659,000
    Other ..........................................      1,827,000
Less valuation allowance ...........................    (27,227,000)      (6,071,000)
                                                       ------------      -----------
Deferred tax assets ................................      8,011,000           16,000
Deferred tax liabilities:
    Intangible assets ............................       (8,011,000)              --
    Property, equipment and leasehold improvements..             --          (16,000)
                                                       ------------      -----------
Net deferred tax assets ............................   $         --      $        --
                                                       ============      ===========

                                GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

                                                                     Year ended December 31,
                                                       ----------------------------------------------
                                                           2000              1999             1998
                                                       ------------      -----------      -----------
Statutory federal income tax (benefit) at 34% ......   $(22,016,000)     $(3,855,000)     $  (876,000)
State income tax (benefit), net of federal benefit..     (3,597,000)        (680,000)        (155,000)
Non-deductible expenses ............................      1,425,000               --               --
Increase in valuation allowance ....................     24,188,000        4,535,000        1,031,000
                                                       ------------      -----------      -----------
Total ..............................................   $         --      $        --      $        --
                                                       ============      ===========      ===========

         At December 31, 2000, the Company has a federal and state net operating loss ("NOL") carryforward of approximately $69.4 million. The federal NOL carryforwards expire from 2011 to 2020. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 1999, such a change in ownership occurred. As a result of the change, the Company's ability to utilize certain of its net operating loss carryforwards will be limited to approximately $1,400,000 of taxable income, per year. In addition, the Company acquired additional operating losses through its acquisitions of Wynd and Hotpaper. The Company believes that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. The Company has not performed a detailed analysis to determine the amount of the potential limitations.

11.      EARNINGS (LOSS) PER SHARE

        The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

         Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares utilized in arriving at basic earnings per share reflect an adjustment for 245,356 common shares for the year ended December 31, 2000, for shares held in escrow as a result of the Wynd, Hotpaper and Flash acquisitions. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The weighted average number of shares utilized in arriving at diluted earnings per share presented reflect adjustments for 6,063, 435,024 and 435,024 common

                                GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares in each of the years ended December 31, 2000, 1999 and 1998, respectively, issuable pursuant to warrants which were previously issued for nominal consideration. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants as issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.

12.      SUBSEQUENT EVENTS

         During January 2001, the Company entered into a service agreement with Sony Electronics Inc. with an initial term of one year. In conjunction with the agreement, the Company issued a warrant to purchase 500,000 shares of the Company's common stock at a price of $16.00 per share. Such warrants were exercisable at the date of grant and have a three year term. The agreement also requires the Company to provide up to $3.5 million of marketing funds. During 2001, the Company will incur a non-cash sales and marketing charge as a result of the issuance.

13.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The table below summarizes the Company's unaudited quarterly operating results for years ended December 31, 2000 and 1999.


                                                                          Quarter Ended
                                                     March 31           June 30      September 30       December 31
                                                 ------------      ------------      ------------      ------------
2000
Net revenue and other income .................   $  1,440,667      $  2,054,830      $  4,268,014      $  6,110,138
Cost of revenue ..............................     (1,972,697)       (2,386,896)       (3,811,834)       (5,112,789)
Operating expenses ...........................    (11,506,368)      (16,736,124)      (17,831,913)      (17,970,259)
Depreciation and amortization expenses .......       (100,547)         (222,265)       (3,467,271)       (4,450,593)
Interest income, net .........................        188,141         2,322,898         2,425,522         2,007,314
Net (loss) ...................................   $(11,950,804)     $(14,967,557)     $(18,417,482)     $(19,416,189)
Net (loss) applicable to common stockholders..   $(41,889,313)     $(15,576,388)     $(18,417,482)     $(19,416,189)
Net (loss) per common share:
    - Basic ..................................   $      (1.75)     $      (0.34)     $      (0.36)     $      (0.37)
    - Diluted ................................   $      (1.75)     $      (0.34)     $      (0.36)     $      (0.37)

1999
Net revenue and other income .................   $    354,778      $    514,386      $    611,779      $  1,249,604
Cost of revenue ..............................       (418,951)         (900,325)       (1,402,131)       (2,977,935)
Operating expenses ...........................       (858,911)       (1,531,400)       (2,171,826)       (3,530,116)
Depreciation and amortization expenses .......        (52,843)          (42,598)          (87,087)          (92,539)
Settlement costs .............................             --                --          (297,310)               --
Interest income, net .........................         14,647            13,388            52,535            84,567
Net (loss) ...................................   $   (961,280)     $ (1,946,549)     $ (3,294,040)     $ (5,266,419)
Net (loss) applicable to common stockholders     $   (961,280)     $ (1,946,549)     $ (3,304,207)     $(15,719,724)
Net (loss) per common share:
    - Basic ..................................   $      (0.05)     $      (0.09)     $      (0.15)     $      (0.68)
    - Diluted ................................   $      (0.04)     $      (0.09)     $      (0.15)     $      (0.66)

                                                                     SCHEDULE II
                                 GOAMERICA, INC.
                          FINANCIAL STATEMENT SCHEDULE

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                        BALANCE AT         ADDITIONS:                             BALANCE AT
                                                       BEGINNING OF   CHARGED TO COSTS AND                          END OF
                                                          PERIOD            EXPENSES          DEDUCTIONS            PERIOD
                                                       ------------   ---------------------   ----------          ----------
YEAR ENDED DECEMBER 31, 2000
     Allowance for doubtful accounts                     $75,000            $728,000          $415,000(1)         $388,000
     Inventory Reserve                                        --             117,000                --             117,000
     Sales allowances, discounts & returns                    --             820,000           575,000(2)          245,000
YEAR ENDED DECEMBER 31, 1999
     Allowance for doubtful accounts                      20,000             215,000           160,000(1)           75,000

YEAR ENDED DECEMBER 31, 1998
     Allowance for doubtful accounts                       5,000              15,000                --              20,000


(1)  Uncollectible accounts written-off, net of recoveries.

(2)  Returns and discounts charged to reserve.