Form 10-Q
period 2001-03-31
GOAMERICA INC
filed 2001-05-11
CIK 1101268

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                           Commission File No. 0-29359


                                 GoAmerica, Inc.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                       22-3693371
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


         433 Hackensack Avenue, Hackensack, New Jersey      07601
         --------------------------------------------------------
           (Address of Principal Executive Offices)       (Zip Code)

                                 (201) 996-1717
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/       No / /

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 2001:

                     Class                   Number of Shares
                     -----                   ----------------

        Common Stock, $.01 par value            53,239,963

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I.       FINANCIAL INFORMATION.....................................................................        1

       Item 1.  Financial Statements (unaudited)........................................................        1

                Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000........        2

                Condensed Consolidated Statements of Operations for the Three Months Ended
                        March 31, 2001 and 2000.........................................................        3

                Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                        March 31, 2001 and 2000.........................................................        4

                Notes to Condensed Consolidated Financial Statements....................................        5

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...        7

                General.................................................................................        7

                Results of Operations...................................................................        7

                Liquidity and Capital Resources.........................................................        8

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................        9

PART II.      OTHER INFORMATION.........................................................................        10

       Item 2.  Changes in Securities and Use of Proceeds...............................................        10

       Item 5.  Other Information.......................................................................        10

       Item 6.  Exhibits and Reports on Form 8-K........................................................        11

SIGNATURES..............................................................................................        12

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                                                                  March 31,          December 31,
                                                                                     2001                2000
                                                                                -------------        ------------
                                                                                 (unaudited)
Assets
Current assets:
     Cash and cash equivalents...............................................    $     92,071        $    114,411
     Accounts receivable, net................................................           6,838               5,017
     Merchandise inventories.................................................          20,296              14,021
     Prepaid expenses and other current assets...............................           4,655               5,802
                                                                                -------------        ------------
Total current assets.........................................................         123,860             139,251
Restricted cash..............................................................             797                 738
Property, equipment and leasehold improvements, net..........................           7,867               6,902
Goodwill, net................................................................          36,986              40,103
Trade names and other intangables, net.......................................          18,639              19,978
Other assets.................................................................             797                 774
                                                                                -------------        ------------
                                                                                $     188,946        $    207,746
                                                                                =============        ============

Liabilities  and stockholders' equity
Current liabilities:
     Accounts payable........................................................   $       9,716        $      9,935
     Accrued expenses........................................................           8,629              13,088
     Deferred revenue........................................................           3,893               2,182
     Other current liabilities...............................................             614                 515
                                                                                -------------        ------------
Total current liabilities....................................................          22,852              25,720
Other long term liabilities..................................................             484                 496

Commitments and contingencies

Stockholders' equity:
     Preferred stock,  $.01 par value, authorized: 4,351,943 shares in
     2001 and 2000; issued and outstanding: none in 2001 and 2000............              --                  --
     Common stock,  $.01 par value, authorized: 100,000,000 shares in
     2001 and 2000;  issued and outstanding: 53,239,963 in 2001 and
     53,128,715 in 2000......................................................             532                 531
     Additional paid-in capital..............................................         269,084             268,849
     Deferred employee compensation..........................................          (5,810)             (7,786)
     Accumulated deficit.....................................................         (98,196)            (80,064)
                                                                                -------------        ------------
Total stockholders' equity ..................................................         165,610             181,530
                                                                                -------------        ------------
                                                                                $     188,946        $    207,746
                                                                                =============        ============


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                -------------------------------
                                                                      2001              2000
                                                                -------------------------------
Revenues:
     Subscriber..............................................   $        5,406   $          831
     Equipment...............................................            2,348              606
     Other...................................................              245                4
                                                                --------------   --------------
                                                                         7,999            1,441
Costs and expenses:
     Cost of subscriber airtime..............................            1,730            1,082
     Cost of network operations..............................              755               98
     Cost of equipment revenue...............................            2,909              891
     Sales and marketing.....................................            7,779            4,823
     General and administrative..............................            9,340            6,585
     Depreciation and amortization...........................              560              101
     Amortization of goodwill and other intangibles..........            4,537               --
                                                                --------------   --------------
                                                                        27,610           13,580
                                                                --------------   --------------
Loss from operations.........................................          (19,611)         (12,139)
Interest income, net.........................................            1,479              188
                                                                --------------   --------------
Net loss.....................................................   $      (18,132)  $      (11,951)

Beneficial conversion feature and accretion of redemption
   value of mandatorily redeemable convertible preferred                    --          (29,938)
       stock.................................................   --------------   --------------

Net loss applicable to common stockholders...................   $      (18,132)  $      (41,889)
                                                                ==============   ==============

Basic net loss per share applicable to common stockholders...   $        (0.34)  $        (1.75)
Diluted net loss per share applicable to common
       stockholders..........................................   $        (0.34)  $        (1.75)
                                                                ===============  ===============

Weighted average shares used in computation of basic net
   loss per share applicable to common stockholders..........       52,608,875       23,885,029

Weighted average shares used in computation of diluted net
   loss per share applicable to common stockholders..........       53,175,929       23,909,198

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                          ------------------------------
                                                                                2001           2000
                                                                          ------------------------------
Operating activities
Net loss.............................................................     $    (18,132)    $    (11,951)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................              560              101
  Amortization of intangible assets..................................            4,537               --
  Provision for losses on accounts receivable........................              255               --
  Non-cash employee compensation.....................................            1,339            5,050
  Deferred rent expense..............................................               20               52
  Non-cash marketing expense.........................................              551               --
    Changes in operating assets and liabilities:
    Increase in accounts receivable..................................           (2,076)            (207)
    Increase in inventory............................................           (6,275)            (113)
    Decrease (increase) in prepaid expenses and other assets.........            1,065           (1,845)
    (Decrease) Increase in accounts payable..........................             (219)             794
    (Decrease) increase in accrued expenses..........................           (4,244)             552
    Increase (decrease) in deferred income...........................            1,711              (25)
                                                                          ------------     -------------
Net cash used in operating activities................................          (20,908)          (7,592)

Investing activities
Purchase of property, equipment and leasehold improvements...........           (1,314)          (1,167)
Acquisition of business, net of acquired cash........................              (82)              --
                                                                          -------------    ------------
Net cash used in investing activities................................           (1,396)          (1,167)

Financing activities
Proceeds from sale of common stock, net..............................              108                5
Proceeds from sale of preferred stock................................               --           24,637
Deferred financing costs.............................................               --             (835)
Payments made on capital lease obligations...........................             (144)             (57)
                                                                          -------------    ------------
Net cash (used) provided by financing activities.....................              (36)          23,750
                                                                          -------------    ------------

(Decrease) increase in cash and cash equivalents.....................          (22,340)          14,991
Cash and cash equivalents at beginning of period.....................          114,411            6,344
                                                                          ------------     ------------
Cash and cash equivalents at end of period...........................     $     92,071     $     21,335
                                                                          ============     ============

Non-cash investing and financing activities
Acquisition of equipment through capital leases......................     $        211     $         --
Issuance of common stock purchase warrants in exchange for sales and
marketing services                                                        $        765     $         --
Common stock issued in connection with sale of preferred stock.......     $         --     $      3,649

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of its financial position as of March 31, 2001 and the results of its operations and its cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year. During the first quarter of 2001, the Company renegotiated certain contractual obligations. As a result, the Company recorded a $1.9 million one-time reduction of accruals for certain subscriber-related costs recorded in prior periods.

Note 2 - Significant Accounting Policies:

Cost of Network Operations

         Effective January 1, 2001, the Company began reporting cost of network operations as a separate cost component in the Statements of Operations. Costs included are facility lease and related employee salaries and benefits. Previously, these costs were reported as a component of general and administrative expenses. All prior period results reflect such reclassification.

 Recent Accounting Pronouncements

            In May 2000, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective April 1, 2001. The Company does not expect the adoption of EITF 00-14 to have a material impact on its financial position, results of operations or cash flows.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS
133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as "derivatives") and for hedging activities. SFAS 133, as amended, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 had no impact on the Company's results of operations, financial position or cash flows as the Company does not currently or intend to engage in derivatives or hedging transactions.

Note 3 -- Earnings Per Share:

         The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128") and Staff Accounting Bulletin No. 98 ("SAB 98").

         Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted-average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. The weighted average number of shares utilized in arriving at basic earnings per share reflect an adjustment to exclude 567,054 common shares for the three month period ended March 31, 2001 for outstanding shares held in escrow as a result of the Company's acquisitions during 2000. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The weighted average number of shares utilized in arriving at diluted earnings per share presented reflect adjustments to include 24,169 common shares for the three month period ended March 31, 2000 issuable pursuant to warrants which were previously issued for nominal consideration. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.

Note 4 - Warrant Issuance

         During January 2001, the Company entered into a service agreement with Sony Electronics Inc. ("Sony") with an initial term of one year. In conjunction with the agreement, the Company issued Sony a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $16.00 per share. This warrant was exercisable at the date of grant and expires in three years. The warrant had an estimated fair market value at the date of grant of approximately $765,000 of which approximately $191,000 was recognized by the Company during the three months ended March 31, 2001 as sales and marketing expense. The Company will recognize the unamortized portion over the remaining term of the agreement. All such warrants remain outstanding as of March 31, 2001. The agreement also requires the Company to provide up to $3.5 million of marketing funds.

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

         We derive our revenue primarily from the sale of wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and customer support centers as well as our customized billing system. Recently, we have invested additional capital in the development of our software application Go.Web and other software applications. Our plan is to continue to invest in our network operations and customer support centers, as well as to expand our sales and marketing efforts. We provide and expect to continue to provide mobile devices made by third parties to our customers at prices below our costs for such devices. We also expect to continue to incur significant sales and marketing, systems development and administrative expenses. We have incurred operating losses since our inception and expect to continue to incur operating losses for at least the next several quarters. Therefore, we will need to generate significant revenue to become profitable and sustain profitability on a quarterly or annual basis. We will have to increase substantially our subscriber base in order to achieve our business plan.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Subscriber revenue. Subscriber revenue increased 551%, to $5.4 million for the three months ended March 31, 2001 from $831,000 for the three months ended March 31, 2000. The increase was due to increased subscriber levels as well as the June 2000 acquisition of Wynd Communications Corporation ("Wynd"). Our subscriber base increased to 71,587 subscribers at March 31, 2001 from 8,698 subscribers at March 31, 2000. We expect the number of our subscribers will increase as a result of our expanded sales and marketing efforts. Our average monthly revenue per user (ARPU) decreased to $30.23 for the three months ended March 31, 2001 from $34.74 for the three months ended March 31, 2000. The decline in ARPU was due to an increase in the number of new subscribers from our Go.Web channel partners.


         Equipment revenue. Equipment revenue increased 288%, to $2.3 million for the three months ended March 31, 2001 from $606,000 for the three months ended March 31, 2000. This increase was primarily due to an increase in the number of mobile devices sold during the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

         Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, increased to $245,000 for the three months ended March 31, 2001 from $4,000 for the three months ended March 31, 2000. This increase was primarily due to the November 2000 acquisition of Flash Creative Management, Inc. ("Flash"). We have not pursued consulting projects and consulting services to third parties.

         Cost of subscriber airtime. During the first quarter of 2001, we renegotiated certain contractual obligations. As a result, we recorded a $1.9 million one-time reduction of accruals for certain subscriber-related costs recorded in prior periods. Cost of subscriber airtime increased 60%, to $1.7 million for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000. Excluding the one-time adjustment, cost of subscriber airtime increased 238% to $3.6 million for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000. This increase was due to the completion of the acquisition of Wynd, an increase in our subscriber base and a related increase in airtime usage during the three months ended March 31, 2001 compared to the three months ended March 31, 2000 and was partially offset by the one-time adjustment previously described. We expect the number of subscribers and related use of our services to increase which will result in increased costs of subscriber revenue.

         Cost of network operations. Cost of network operations increased 670%, to $755,000 for the three months ended March 31, 2001 from $98,000 for the three months ended March 31, 2000. This increase was due to the opening of our Wireless Internet Connectivity Center in New York City on October 31, 2000. Previously, these costs were reported as a component of general and administrative expenses.

         Cost of equipment revenue. Cost of equipment revenue increased 227%, to $2.9 million for the three months ended March 31, 2001 from $891,000 for the three months ended March 31, 2000. This increase primarily was due to an increase in the number of mobile devices sold during the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

         Sales and marketing. Sales and marketing expenses increased to $7.8 million for the three months ended March 31, 2001 from $4.8 million for the three months ended March 31, 2000. This increase primarily was due to increased advertising costs paid to third parties and the salaries and benefits, including $600,000 in stock-based compensation, for personnel performing sales and marketing activities and was incrementally increased as a result of the acquisition of Wynd. We expect sales and marketing expenses to further increase as we expand our advertising program to increase brand awareness and add personnel to our sales and marketing department.

         General and administrative. General and administrative expenses increased to $9.3 million for the three months ended March 31, 2001 from $6.6 million for the three months ended March 31, 2000. This increase primarily was due to increased salaries and benefits, including $739,000 in stock-based compensation, for personnel performing business development and general corporate activities and was incrementally increased as a result of the acquisitions of Wynd, Hotpaper and Flash. We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the anticipated growth of our business and costs associated with our operation as a public company.

         Amortization of goodwill and other intangibles. For the three months ended March 31, 2001, the Company incurred $4.5 million of amortization of goodwill and other intangibles arising from the acquisitions of Wynd, Hotpaper and Flash.

         Interest income. Interest income increased to $1.5 million for the three months ended March 31, 2001 from $188,000 for the three months ended March 31, 2000. Such income primarily was due to increased cash balances as a result of the consummation of our initial public offering and private placement financings completed during 2000.


Liquidity and Capital Resources

         Since our inception through April 12, 2000, we financed our operations primarily through private placements of our equity securities and our redeemable convertible preferred stock. On April 12, 2000, we consummated an initial public offering of 10,000,000 shares of our Common Stock at a price to the public of $16.00 per share, all of which shares were issued and sold by us. As of March 31, 2001, we had $92.1 million in cash and cash equivalents and $101.0 million of working capital.

         Net cash used in operating activities was $20.9 million for the three months ended March 31, 2001. The principal use of cash in such period was to fund our losses from operations. We also used approximately $6.3 million to acquire inventory of wireless devices for resale.

         Net cash used in investing activities was $1.4 million for the three months ended March 31, 2001. Cash used in investing activities for the three months ended March 31, 2001 was principally for purchases of property, equipment and leasehold improvements.

         Net cash used by financing activities was $36,000 for the three months ended March 31, 2001. Cash provided by financing activities in this period was primarily attributable to proceeds from the exercise of stock options.

         As of March 31, 2001, our principal commitments consisted of obligations outstanding under operating leases. As of March 31, 2001, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $13.5 million, of which approximately $2.3 million is payable for the remainder of 2001. We anticipate a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the deployment of additional network equipment. Additionally, we have existing supply agreements with equipment manufacturers under which we are obligated to purchase an aggregate of approximately $12 million of wireless devices during 2001. During January 2001, the Company entered into a service agreement with Sony Electronics Inc. ("Sony") requiring the Company to provide up to $3.5 million of marketing funds.

           We believe that our existing available cash, including the proceeds from our initial public offering, will be adequate to satisfy our current and planned operations for at least the next 18 months. There can be no assurance, however, that we will not require additional financing prior to such time to fund our operations or possible acquisitions.

Forward Looking Statements

         Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our need to substantially increase the number of our subscribers; (iii) our need to improve our systems to monitor our wireless airtime costs more effectively; (iv) our ability to respond to the rapid technological change of the wireless data industry; (v) our dependence on wireless carrier networks; (vi) our need to expand our sales and marketing activities and build the GoAmerica brand; (vii) our ability to respond to increased competition in the wireless data industry; (viii) our ability to integrate acquired businesses and technologies; (ix) our ability to leverage strategic alliances to generate revenue growth; and (x) our ability to increase or maintain gross margins, liquidity and capital resources. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission (the "Commission"), the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

Recent Accounting Pronouncements

         In May 2000, the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective April 1, 2001. We do not expect the adoption of EITF 00-14 to have a material impact on our financial position, results of operations or cash flows.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS
133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as "derivatives") and for hedging activities. SFAS 133, as amended, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 had no impact on our results of operations, financial position or cash flows as we do not currently or intend to engage in derivatives or hedging transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We believe that we have limited exposure to financial market risks, including changes in interest rates. At March 31, 2001 all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $920,000 based on cash and cash equivalent balances at March 31, 2001. We currently hold no derivative instruments and do not earn foreign-source income.

PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

Changes in Securities

         The following information relates to all securities sold by us within the first quarter of 2001 which were not registered under the securities laws at the time of grant, issuance and/or sale:

         1.   Option Grants

         On March 30, 2001, we granted stock options to various employees pursuant to our 1999 Stock Plan which were not registered securities under the Securities Act of 1933, as amended (the "Securities Act"). All such options were granted at an exercise price of $2.031 per share, the then current fair market value of our Common Stock. The aggregate number of shares of Common Stock underlying such stock option grants totaled 709,875.

         2.   Warrant Issuance

         On January 1, 2001, we issued Sony Electronics, Inc., a Delaware corporation, or Sony, warrants which were not registered under the Securities Act in partial consideration for certain obligations of Sony, under the terms of a certain Services Agreement by and between us and Sony. All such warrants were issued at an exercise price of $16.00 per share, with a three year exercise period from the date of grant. The aggregate number of shares of Common Stock underlying such warrants grant totaled 500,000.

         We did not employ an underwriter in connection with the issuances of the securities described in this Item 2. We believe that the issuances of the foregoing securities were exempt from registration under either (i) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Securities Act as transactions made pursuant to a written contract relating to compensation. All recipients had adequate access to information about us.

Use of Proceeds

         On April 6, 2000, the Commission declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the Commission in connection with our initial public offering of Common Stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect, now CSFBdirect. Pursuant to such Registration Statement, on April 12, 2000, we consummated the issuance and sale of an aggregate of 10,000,000 shares of our Common Stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6 million. As of March 31, 2001, approximately $92.1 million of the $146.2 million in net proceeds received by us upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $54.1 million of the net proceeds have been specifically applied as follows: (i) $5.1 million for the acquisition of other businesses; (ii) $16.2 million for sales and marketing expenses; (iii) $3.2 million for the purchase of capital assets; and (iv) $29.6 million for working capital needs.

Item 5.  Other Information.

         Resignation of Directors.

         Effective March 28, 2001, Zachary Prensky and Andrew Seybold resigned as Class A members of the Board of Directors for personal reasons. In order to facilitate a more even distribution of the number of directors among the three classes of directors, on the same date, Joseph Korb resigned as a Class B member of the Board of Directors. The remaining members of the Board, acting by unanimous written consent effective March 28, 2001, decreased the size of the entire Board of Directors from nine to seven members, elected Joseph Korb as a Class A director, filling the one remaining vacancy on the Board and re-constituted the various committees of the Board of Directors, as necessary, to replace the resigning members thereof. Therefore, the current Class A directors are Mark Kristoff and Joseph Korb, the current Class B directors are Robi Blumenstein and Brian Bailey and the current Class C directors are Aaron Dobrinsky, Adam Dell and Alan Docter.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.1+ - Service Provider Agreement by and between GoAmerica, Inc. and Research In Motion Limited, effective
                           May 1, 2000.

                  10.2+ - Amendment to the Service Provider Agreement,effective May 1, 2000, by and between GoAmerica, Inc. and Research In Motion Limited, dated August 31, 2000.

---------------

+ Confidential treatment has been requested for a portion of this Exhibit and we are awaiting a final determination. Confidential materials have been omitted and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K.

    During the quarter ended March 31, 2001, we did not file any Current Reports on Form 8-K with the Commission.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GOAMERICA, INC.


DATE:      May 11, 2001              By:  /s/ Aaron Dobrinsky
                                           -------------------------------------
                                           Aaron Dobrinsky
                                           Chief Executive Officer
                                           (Principal Executive Officer)



DATE:      May 11, 2001              By:  /s/ Francis J. Elenio
                                           -------------------------------------
                                           Francis J. Elenio
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)