Form 10-Q
period 2001-06-30
GOAMERICA INC
filed 2001-08-14
CIK 1101268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                          Commission File No. 0-29359


                                 GoAmerica, Inc.
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                22-3693371
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

433 Hackensack Avenue, Hackensack, New Jersey                     07601
(Address of Principal Executive Offices)                        (Zip Code)

                                 (201) 996-1717
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes: _X_       No: ___


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2001:


               Class                              Number of Shares
               -----                              ----------------

   Common Stock, $.01 par value                      53,531,490

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                                                         Page

PART I. FINANCIAL INFORMATION ........................................................................    1

     Item 1. Financial Statements (unaudited) ........................................................    1

                Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 ......    2

                Condensed  Consolidated  Statements of Operations for the Three and Six Months
                     Ended June 30, 2001 and 2000 ....................................................    3

                Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001
                     and 2000 ........................................................................    4

                Notes to Condensed Consolidated Financial Statements .................................    5

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...    7

                General ..............................................................................    7

                Results of Operations ................................................................    7

                Liquidity and Capital Resources ......................................................    9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk ..............................   11

PART II. OTHER INFORMATION ...........................................................................   12

     Item 2. Changes in Securities and Use of Proceeds ...............................................   12

     Item 4. Submission of Matters to a Vote of Security Holders .....................................   12

     Item 6. Exhibits and Reports on Form 8-K ........................................................   13

SIGNATURES ...........................................................................................   14

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)




                                                                            June 30,    December 31,
                                                                              2001         2000
                                                                          --------------------------
                                                                          (unaudited)
Assets
Current assets:
     Cash and cash equivalents ..........................................   $  69,501    $ 114,411
     Accounts receivable, net ...........................................       7,466        5,017
     Merchandise inventories ............................................      14,136       14,021
     Prepaid expenses and other current assets ..........................       6,135        5,802
                                                                            ---------    ---------
Total current assets ....................................................      97,238      139,251

Restricted cash .........................................................         802          738
Property, equipment and leasehold improvements, net .....................       9,639        6,902
Goodwill, net ...........................................................      33,720       40,103
Trade names and other intangible assets, net ............................      17,368       19,978
Other assets ............................................................         799          774
                                                                            ---------    ---------
                                                                            $ 159,566    $ 207,746
                                                                            =========    =========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable ...................................................   $   6,401    $   9,935
     Accrued expenses ...................................................       9,897       13,088
     Deferred revenue ...................................................       3,660        2,182
     Other current liabilities ..........................................         920          515
                                                                            ---------    ---------
Total current liabilities ...............................................      20,878       25,720

Other liabilities .......................................................         856          496

Commitments and contingencies

Stockholders' equity:
     Preferred stock,  $.01 par value, authorized: 4,351,943 shares in
     2001 and 2000; issued and outstanding: none in 2001 and 2000 .......          --           --
     Common stock,  $.01 par value, authorized: 200,000,000 shares in
     2001 and 2000;  issued and outstanding: 53,365,801 in 2001 and
     53,128,715 in 2000 .................................................         534          531
     Additional paid-in capital .........................................     269,151      268,849
     Deferred employee compensation .....................................      (4,794)      (7,786)
     Accumulated deficit ................................................    (127,059)     (80,064)
                                                                            ---------    ---------
Total stockholders' equity ..............................................     137,832      181,530
                                                                            ---------    ---------
                                                                            $ 159,566    $ 207,746
                                                                            =========    =========

   The accompanying notes are an integral part of these financial statements

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (Unaudited)

                                                                Three Months Ended June 30,           Six Months Ended June 30,
                                                              ---------------------------------------------------------------------
                                                                   2001              2000               2001              2000
                                                              ---------------------------------------------------------------------
Revenues:
     Subscriber ........................................      $      7,080       $      1,233       $     12,445       $      2,010
     Equipment .........................................             2,590                818              4,979              1,477
     Other .............................................               100                  4                345                  9
                                                              ------------       ------------       ------------       ------------
                                                                     9,770              2,055             17,769              3,496
Costs and expenses:
     Cost of subscriber airtime ........................             6,841              1,384              8,571              2,466
     Cost of network operations ........................               947                120              1,702                218
     Cost of equipment revenue .........................             6,812              1,003              9,722              1,893
     Sales and marketing ...............................             8,233              8,509             16,012             13,332
     General and administrative ........................            11,391              8,107             20,731             14,693
     Depreciation and amortization .....................               713                147              1,273                248
     Amortization of goodwill and other intangibles.....             4,537                 75              9,074                 75
                                                              ------------       ------------       ------------       ------------
                                                                    39,474             19,345             67,085             32,925
                                                              ------------       ------------       ------------       ------------
Loss from operations ...................................           (29,704)           (17,290)           (49,316)           (29,429)

Interest income, net ...................................               842              2,323              2,321              2,511
                                                              ------------       ------------       ------------       ------------
Net loss ...............................................      $    (28,862)      $    (14,967)      $    (46,995)      $    (26,918)

Beneficial conversion feature and accretion of
   redemption value of  mandatorily redeemable
     convertible preferred stock .......................                --               (609)                --            (30,547)
                                                              ------------       ------------       ------------       ------------
Net loss applicable to common stockholders .............      $    (28,862)      $    (15,576)      $    (46,995)      $    (57,465)
                                                              ============       ============       ============       ============

Basic net loss per share applicable to common
   stockholders ........................................      $      (0.55)      $      (0.34)      $      (0.89)      $      (1.65)
Diluted net loss per share applicable to common
   stockholders ........................................      $      (0.54)      $      (0.34)      $      (0.88)      $      (1.65)
                                                              ============       ============       ============       ============
Weighted average shares used in computation of
   basic net loss per share applicable to common
     stockholders ......................................        52,707,741         45,948,316         52,641,757         34,916,673

Weighted average shares used in computation of
   diluted net loss per share applicable to
     common stockholders ...............................        53,274,795         45,957,031         53,208,811         34,933,114




The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)


                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                              2001              2000
                                                                             -------------------------
Operating activities
Net loss ............................................................      $ (46,995)      $ (26,918)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization .....................................          1,273             248
  Amortization of intangible assets .................................          9,074              75
  Provision for losses on accounts receivable .......................            880             140
  Non-cash employee compensation ....................................          2,356          11,061
  Non-cash rent expense .............................................             39              73
  Non-cash marketing charges ........................................          1,341              --
    Changes in operating assets and liabilities:
    Increase in accounts receivable .................................         (3,329)           (706)
    Increase in merchandise inventories .............................           (115)           (149)
    Increase in prepaid expenses and other assets ...................         (1,317)         (4,737)
    Decrease in accounts payable ....................................         (3,534)         (1,641)
    (Decrease) increase in accrued expenses .........................         (2,137)          2,216
    Increase (decrease) in deferred revenue .........................          1,478             (42)
                                                                           ---------       ---------
Net cash used in operating activities ...............................        (40,986)        (20,380)

Investing activities
Purchase of property, equipment and leasehold improvements ..........         (3,799)         (2,901)
Acquisition of business, net of acquired cash .......................            (82)           (237)
                                                                           ---------       ---------
Net cash used in investing activities ...............................         (3,881)         (3,138)

Financing activities
Proceeds from sale of common stock and stock purchase warrants, net .            176         146,843
Proceeds from sale of preferred stock ...............................             --          24,637
Payments made on capital lease obligations ..........................           (219)            (91)
                                                                           ---------       ---------
Net cash (used in) provided by financing activities .................            (43)        171,389
                                                                           ---------       ---------

(Decrease) increase in cash and cash equivalents ....................        (44,910)        147,871
Cash and cash equivalents at beginning of period ....................        114,411           6,344
                                                                           ---------       ---------
Cash and cash equivalents at end of period ..........................      $  69,501       $ 154,215
                                                                           =========       =========

Non-cash investing and financing activities
Acquisition of equipment through capital leases .....................      $     211       $      --

Issuance of common stock purchase warrants in exchange for sales and
marketing services ..................................................      $     765       $      --

Common stock issued in connection with sale of preferred stock ......      $      --       $   3,649

Common stock and stock options issued in connection with
acquisitions ........................................................      $      --       $  43,490

Common stock issued in connection with cashless warrant exercise ....      $      --       $   3,088


   The accompanying notes are an integral part of these financial statements

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of its financial position as of June 30, 2001 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2001 and 2000. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Recent Accounting Pronouncements

     In May 2000, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the classification of these discounts, coupons, rebates and free products in the statement of operations. The Company adopted the provisions of EITF 00-14 effective April 1, 2001. The adoption of the consensus resulted in the reclassification of certain sales incentives as a reduction of subscriber revenues. All prior period results reflect such reclassification. Prior to April 1, 2001, such incentives were recorded as reductions to equipment revenue. The adoption of this consensus had no impact on total revenues or on net loss.

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company is required to adopt these pronouncements beginning January 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. The impact of adopting SFAS No. 141 is not expected to be significant. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the acquirer's intent to do so. Other intangibles will be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the SFAS No. 142 is expected to result in a decrease in the net loss of approximately $12.8 million ($0.24 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and as such, the Company has not yet been determined what the effect of these tests will be on the results of operations and financial position of the Company.

Note 3 - Earnings Per Share:

     The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128") and Staff Accounting Bulletin No. 98 ("SAB 98").

     Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted-average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. The weighted average number of shares utilized in arriving at basic earnings per share reflects an adjustment to exclude 567,055 common shares for the three and six month periods ended June 30, 2001 and 8,715 and 4,537 common shares for the three and six month periods ended June 30, 2000, respectively, for outstanding shares held in escrow as a result of the Company's acquisitions during 2000. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares does not include the adjustment for escrowed shares and is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The weighted average number of shares utilized in arriving at diluted earnings per share presented reflect adjustments to include 12,084 common shares for the six month period ended June 30, 2000 issuable pursuant to warrants which were previously issued for nominal consideration. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.

Note 4 - Inventory:

     During the quarter ended June 30, 2001, the Company recorded a write-down of approximately $3.8 million in order to reflect inventory at the lower of cost or market. The write-down primarily relates to wireless modems supporting older PALM OS based models for which sales were lower than expected and a charge for a lower of cost to market adjustment related to other equipment which remained unsold.

Note 5 - Warrant Issuance

     During January 2001, the Company entered into a service agreement with Sony Electronics Inc. ("Sony") with an initial term of one year. In conjunction with this agreement, the Company issued Sony a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $16.00 per share. This warrant was exercisable at the date of grant and expires in three years. The warrant had an estimated fair market value at the date of grant of approximately $765,000 of which approximately $383,000 was recognized by the Company during the six months ended June 30, 2001 as sales and marketing expense. The Company will recognize the unamortized portion over the remaining term of the agreement. Such warrant remains outstanding as of June 30, 2001.

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

     We derive our revenue primarily from the sale of wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and customer support centers as well as our customized billing system. Recently, we have invested additional capital in the development of our software application Go.Web, instant messaging, mobile office and other software applications. Our plan is to continue to invest in our network operations and customer support centers, as well as to expand our sales and marketing efforts. We also expect to continue to incur significant sales and marketing, systems development and administrative expenses. We have incurred operating losses since our inception and expect to continue to incur operating losses for at least the next several quarters. Therefore, we will need to generate significant revenue to become profitable and sustain profitability on a quarterly or annual basis. We will have to increase substantially our subscriber base in order to achieve our business plan.

     The Company maintains its inventory levels to ensure adequate supply of wireless devices to its customers. The increase in inventory levels during 2000 and 2001 is based upon the anticipation that the demand for such devices will continue to increase over future quarters. The Company regularly evaluates the carrying value of its inventory to ensure that adequate provision is made for potential excess or obsolete inventory. This evaluation includes an assessment of days sales in inventory based on anticipated future sales, technological advances within the wireless industry and historical sales as relevant. The principal element in the evaluation of inventory levels is the days of anticipated future days sales in inventory given the Company's rapidly growing subscriber base and anticipated customer growth over the next 90 to 180 days. Projection of future sales levels is highly subjective and actual sales activities may differ from the Company's projections. Should actual sales levels be less than Management's projections or if changes in technology occur beyond those anticipated by Management, the Company could be exposed to the possibility of having excess or obsolete inventory on hand. During the quarter ended June 30, 2001, the Company recorded a write-down of approximately $3.8 million in order to reflect inventory at the lower of cost or market. The write-down primarily relates to wireless modems supporting older PALM OS based models for which sales were lower than expected and a charge for a lower of cost to market adjustment related to other equipment which remained unsold.

Results of Operations

Three months ended June 30, 2001 Compared to Three months ended June 30, 2000

     Subscriber revenue. Subscriber revenue increased 474%, to $7.1 million for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000. The increase was due to increased subscriber levels as well as the June 2000 acquisition of Wynd Communications Corporation ("Wynd"). Our subscriber base increased to 100,647 subscribers at June 30, 2001 from 18,367 subscribers at June 30, 2000. We expect the number of our subscribers will increase as a result of our expanded sales and marketing efforts. Our average monthly revenue per user (ARPU) decreased to $27.41 for the three months ended June 30, 2001 from $36.81 for the three months ended June 30, 2000. The decline in ARPU was due to an increase in the number of new subscribers from our Go.Web channel partners. During the third quarter 2001, we are implementing new CDPD plans which offer unlimited usage within a designated nationwide service area with a limited amount of roaming for a flat monthly fee. Additional roaming usage under these plans will be billed to the subscriber by the kilobyte.

     Equipment revenue. Equipment revenue increased 217%, to $2.6 million for the three months ended June 30, 2001 from $818,000 for the three months ended June 30, 2000. This increase was primarily due to an increase in the number of mobile devices sold during the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

     Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, increased to $100,000 for the three months ended June 30, 2001 from $4,000 for the three months ended June 30, 2000. This increase was primarily due to the November 2000 acquisition of Flash Creative Management, Inc. ("Flash"). We have not pursued consulting projects and consulting services to third parties.

     Cost of subscriber airtime. Cost of subscriber airtime increased 394%, to $6.8 million for the three months ended June 30, 2001 from $1.4 million for the three months ended June 30, 2000. This increase was due to higher than anticipated roaming costs incurred, the completion of the acquisition of Wynd, an increase in our subscriber base and a related increase in airtime usage during the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Roaming costs increased to $2.4 million for the three months ended June 30, 2001. We expect the number of subscribers and related use of our services to increase which will result in increased costs of subscriber airtime.

     Cost of network operations. Cost of network operations increased 689%, to $947,000 for the three months ended June 30, 2001 from $120,000 for the three months ended June 30, 2000. This increase was due to the opening of our Wireless Internet Connectivity Center in New York City on October 31, 2000.

     Cost of equipment revenue. Cost of equipment revenue increased 579%, to $6.8 million for the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000. This increase primarily was due to the write-down of equipment of approximately $3.8 million discussed above as well as an increase in the number of mobile devices sold during the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

     Sales and marketing. Sales and marketing expenses decreased to $8.2 million for the three months ended June 30, 2001 from $8.5 million for the three months ended June 30, 2000. This decrease primarily was due to decreased advertising costs paid to third parties and was partially offset by increased salaries and benefits for personnel performing sales and marketing activities and was incrementally increased as a result of the acquisition of Wynd. We expect sales and marketing expenses to remain flat to slightly lower as we leverage our channel relationships.

     General and administrative. General and administrative expenses increased to $11.4 million for the three months ended June 30, 2001 from $8.1 million for the three months ended June 30, 2000. This increase primarily was due to increased salaries and benefits for personnel performing business development and general corporate activities, a one time severance payment to a former Hotpaper.com, Inc. ("Hotpaper") executive in the amount of $242,000 increased facility costs and was incrementally increased as a result of the acquisitions of Wynd, Hotpaper and Flash and was partially offset by a decrease of approximately $5.0 million in stock-based compensation. We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the anticipated growth of our business.

     Amortization of goodwill and other intangibles. For the three months ended June 30, 2001, the Company incurred $4.5 million of amortization of goodwill and other intangibles arising from the acquisitions of Wynd, Hotpaper and Flash.

     Interest income. Interest income decreased to $842,000 for the three months ended June 30, 2001 from $2.3 million for the three months ended June 30, 2000. This decrease primarily was due to utilization of funds for operations and infrastructure build out.

Six months ended June 30, 2001 Compared to Six months ended June 30, 2000

     Subscriber revenue. Subscriber revenue increased 519%, to $12.4 million for the six months ended June 30, 2001 from $2.0 million for the six months ended June 30, 2000. The increase was due to increased subscriber levels as well as the June 2000 acquisition of Wynd. Our subscriber base increased to 100,647 subscribers at June 30, 2001 from 18,367 subscribers at June 30, 2000. We expect the number of our subscribers will increase as a result of our expanded sales and marketing efforts. Our ARPU decreased to $27.98 for the six months ended June 30, 2001 from $34.68 for the six months ended June 30, 2000. The decline in ARPU was due to an increase in the number of new subscribers from our Go.Web channel partners.

     Equipment revenue. Equipment revenue increased 237%, to $5.0 million for the six months ended June 30, 2001 from $1.5 million for the six months ended June 30, 2000. This increase was primarily due to an increase in the number of mobile devices sold during the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

     Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, increased to $345,000 for the six months ended June 30, 2001 from $9,000 for the six months ended June 30, 2000. This increase was primarily due to the November 2000 acquisition of Flash.

     Cost of subscriber airtime. During the first quarter of 2001, we renegotiated certain contractual obligations. As a result, we recorded a $1.9 million one-time reduction of accruals for certain subscriber-related costs recorded in prior periods. Cost of subscriber airtime increased 248%, to $8.6 million for the six months ended June 30, 2001 from $2.5 million for the six months ended June 30, 2000. Excluding the one-time adjustment, cost of subscriber airtime increased 326%, to $10.5 million for the six months ended June 30, 2001 from $2.5 million for the six months ended June 30, 2000. This increase was due to higher than anticipated roaming costs incurred, the completion of the acquisition of Wynd, an increase in our subscriber base and a related increase in airtime usage during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Roaming costs increased to $3.1 million for the six months ended June 30, 2001. We expect the number of subscribers and related use of our services to increase which will result in increased costs of subscriber revenue.

     Cost of network operations. Cost of network operations increased 680%, to $1.7 million for the six months ended June 30, 2001 from $218,000 for the six months ended June 30, 2000. This increase was due to the opening of our Wireless Internet Connectivity Center in New York City on October 31, 2000.

     Cost of equipment revenue. Cost of equipment revenue increased 414%, to $9.7 million for the six months ended June 30, 2001 from $1.9 million for the six months ended June 30, 2000. This increase primarily was due to the write-down of equipment of approximately $3.8 million discussed above as well as an increase in the number of mobile devices sold during the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

     Sales and marketing. Sales and marketing expenses increased to $16.0 million for the six months ended June 30, 2001 from $13.3 million for the six months ended June 30, 2000. This increase primarily was due to increased salaries and benefits for personnel performing sales and marketing activities, was incrementally increased as a result of the acquisition of Wynd and was partially offset by decreased advertising costs paid to third parties.

     General and administrative. General and administrative expenses increased to $20.7 million for the six months ended June 30, 2001 from $14.7 million for the six months ended June 30, 2000. This increase primarily was due to increased salaries and benefits for personnel performing business development and general corporate activities, increased facility costs, was incrementally increased as a result of the acquisitions of Wynd, Hotpaper and Flash and was partially offset by a decrease of approximately $8.7 million in stock-based compensation.

     Amortization of goodwill and other intangibles. For the six months ended June 30, 2001, the Company incurred $9.1 million of amortization of goodwill and other intangibles arising from the acquisitions of Wynd, Hotpaper and Flash.

     Interest income. Interest income decreased to $2.3 million for the six months ended June 30, 2001 from $2.5 million for the six months ended June 30, 2000. This decrease primarily was due to utilization of funds for operations and infrastructure build out.

Liquidity and Capital Resources

     Since our inception through April 12, 2000, we financed our operations primarily through private placements of our equity securities and our redeemable convertible preferred stock. On April 12, 2000, we consummated an initial public offering of 10,000,000 shares of our Common Stock at a price to the public of $16.00 per share, all of which shares were issued and sold by us. As of June 30, 2001, we had $69.5 million in cash and cash equivalents and $76.4 million of working capital.

     Net cash used in operating activities increased from $20.4 million for the six months ended June 30, 2000 to $41.0 million for the six months ended June 30, 2001. This increase primarily was due to increased losses from operations.

     Net cash used in investing activities was $3.9 million for the six months ended June 30, 2001. Cash used in investing activities for the six months ended June 30, 2001 was principally for purchases of property, equipment and leasehold improvements.

     Net cash used by financing activities was $43,000 for the six months ended June 30, 2001. Cash used in financing activities for the six months ended June 30, 2001 was for repayment of capital leases and was partially offset by proceeds from the exercise of stock options.

     As of June 30, 2001, our principal commitments consisted of obligations outstanding under operating leases. As of June 30, 2001, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $12.8 million, of which approximately $1.5 million is payable for the remainder of 2001. We anticipate a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the deployment of additional network equipment. Additionally, we have existing supply agreements with equipment manufacturers under which we are obligated to purchase an aggregate of approximately $5 million of wireless devices during 2001.

     We believe that our existing available cash, including the proceeds from our initial public offering, will be adequate to satisfy our current and planned operations for at least the next 15 months. There can be no assurance, however, that we will not require additional financing prior to such time to fund our operations or possible acquisitions.

Forward Looking Statements

     Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our need to substantially increase the number of our subscribers; (iii) our need to improve our systems to monitor our wireless airtime costs more effectively; (iv) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (v) our dependence on wireless carrier networks; (vi) our need to expand our sales and marketing activities and build the GoAmerica brand; (vii) our ability to respond to increased competition in the wireless data industry; (viii) our ability to integrate acquired businesses and technologies; (ix) our ability to leverage strategic alliances to generate revenue growth; (x) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; and (xi) our ability to manage expanded operations. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

Recent Accounting Pronouncements

     In May 2000, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the classification of these discounts, coupons, rebates and free products in the statement of operations. The Company adopted the provisions of EITF 00-14 effective April 1, 2001. The adoption of the consensus resulted in the reclassification of certain sales incentives as a reduction of subscriber revenues. All prior period results reflect such reclassification. Prior to April 1, 2001, such incentives were recorded entirely as reductions to equipment revenue. The adoption of this consensus had no impact on net loss.

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company is required to adopt these pronouncements beginning January 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. The impact of adopting SFAS No. 141 is not expected to be significant. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the acquirer's intent to do so. Other intangibles will be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the SFAS No. 142 is expected to result in a decrease in the net loss of approximately $12.8 million ($0.24 per share) per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and as such, we have not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We believe that we have limited exposure to financial market risks, including changes in interest rates. At June 30, 2001 all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $695,000 based on cash and cash equivalent balances at June 30, 2001. We currently hold no derivative instruments and do not earn foreign-source income.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Changes in Securities

     None.

Use of Proceeds

     On April 6, 2000, the Commission declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the Commission in connection with our initial public offering of Common Stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect, now CSFBdirect. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 10,000,000 shares of our Common Stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6 million. As of June 30, 2001, approximately $69.5 million of the $146.2 million in net proceeds received by us upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $76.7 million of the net proceeds have been specifically applied as follows: (i) $5.1 million for the acquisition of other businesses; (ii) $23.1 million for sales and marketing expenses; (iii) $5.7 million for the purchase of capital assets; and (iv) $42.8 million for working capital needs.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders was held on May 2, 2001.

     There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 44,420,390 shares of Common Stock out of a total number of 53,239,963 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting. The results of the vote taken at such Annual Meeting with respect to the election of the nominees to be our Class A directors as elected by the holders of the Common Stock to hold office until the 2004 Annual Meeting were as follows:

Nominees                                     For                     Withheld
--------                                     ---                     --------
Joseph Korb                           44,109,711 Shares           310,679 Shares
Mark Kristoff                         44,109,711 Shares           310,679 Shares

     Brian Bailey and Robi Blumenstein continued their terms as Class B directors, such terms expiring at the 2002 Annual Meeting of Stockholders. Adam Dell, Aaron Dobrinsky and Alan Docter continued their terms as Class C directors, such terms expiring at the 2003 Annual Meeting of Stockholders.

     A proposal was introduced to approve the amendment to our 1999 Stock Plan to increase the maximum number of shares of Common Stock available for the award of incentive stock options under the 1999 Stock Plan from 4,800,000 to 10,624,743. This proposal was approved with the following votes: 31,677,437 shares voted in favor of such proposal, 1,009,380 shares were voted against such proposal, 37,418 shares abstained from voting, and there were 11,696,155 broker non-votes.

     In addition, a vote of the stockholders was taken at the Annual Meeting on the proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001. The results of the vote taken were as follows: 44,387,310 shares voted in favor of such proposal, 27,077 shares were voted against such proposal and 6,003 shares abstained from voting.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          10.1**- Amendment to Supply Agreement by and between GoAmerica and Sierra Wireless Data, Inc., dated June 29, 2001.

     **Confidential treatment has been requested for a portion of this Exhibit and the Company is awaiting a final determination.. Confidential material have been omitted and filed separately with the Securities and Exchange Commission.


     (b)  Reports on Form 8-K.

     On June 21, 2001, we filed a Form 8-K/A (Amendment No. 2 to the Form 8-K originally filed on September 15, 2000 and amended on November 14, 2000) with respect to our acquisition of Hotpaper.com, Inc. to insert in the Independent Auditors' Report the name of the city and state where the Independent Auditors are located.

     On June 22, 2001, we filed a Form 8-K/A (Amendment No. 2 to the Form 8-K originally filed on July 12, 2000 and amended on September 11, 2000) with respect to our acquisition of Wynd Communications Corporation to insert in the Independent Auditors' Report the name of the city and state where the Independent Auditors are located.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          GOAMERICA, INC.





DATE:      August 14, 2001                  By:    /s/ Aaron Dobrinsky
                                                   -----------------------------
                                                   Aaron Dobrinsky
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)





DATE:      August 14, 2001                  By:    /s/ Francis J. Elenio
                                                   -----------------------------
                                                   Francis J. Elenio
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)