Form 10-Q
period 2001-10-31
GOAMERICA INC
filed 2001-11-14
CIK 1101268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                           Commission File No. 0-29359

                                 GoAmerica, Inc.
       ------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                  22-3693371
---------------------------------------     ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

433 Hackensack Avenue, Hackensack, New Jersey                           07601
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                           (Zip Code)

                                 (201) 996-1717
                      ------------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes:  /X/                      No:  / /


         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2001:

                Class                                Number of Shares
                -----                                ----------------
     Common Stock, $.01 par value                        53,487,172

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS



                                                                            Page
PART I.    FINANCIAL INFORMATION............................................  1

      Item 1.    Financial Statements (unaudited)...........................  1

             Condensed Consolidated Balance Sheets as of September 30, 2001
             and December 31, 2000..........................................  2

             Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 2001 and 2000........  3

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended Septemeber 30, 2001 and 2000.................  4

             Notes to Condensed Consolidated Financial Statements...........  5

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................  7

                 General....................................................  7

                 Results of Operations......................................  7

                 Liquidity and Capital Resources............................  9

      Item 3.    Quantitative and Qualitative Disclosures About
                 Market Risk................................................  11

PART II.      OTHER INFORMATION.............................................  12

      Item 2.    Changes in Securities and Use of Proceeds..................  12

      Item 5.    Other Information..........................................  12

      Item 6.    Exhibits and Reports on Form 8-K...........................  13

SIGNATURES..................................................................  14

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)


                                                                                September 30,        December 31,
                                                                                     2001                2000
                                                                                -----------------------------------
                                                                                 (Unaudited)
Assets
Current assets:
     Cash and cash equivalents...............................................   $      51,999        $      114,411
     Accounts receivable, net................................................           9,136                 5,017
     Merchandise inventories.................................................          14,655                14,021
     Prepaid expenses and other current assets...............................           5,444                 5,802
                                                                                -------------        --------------
Total current assets.........................................................          81,234               139,251

Restricted cash..............................................................             811                   738
Property, equipment and leasehold improvements, net..........................          10,620                 6,902
Goodwill, net................................................................          30,521                40,103
Trade names and other intangible assets, net.................................          16,030                19,978
Other assets.................................................................             513                   774
                                                                                -------------        --------------
                                                                               $      139,729        $      207,746
                                                                               ==============        ==============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable........................................................  $        5,965        $        9,935
     Accrued expenses........................................................          14,414                13,088
     Deferred revenue........................................................           2,347                 2,182
     Other current liabilities...............................................             789                   515
                                                                                -------------        --------------
Total current liabilities....................................................          23,515                25,720

Other liabilities............................................................             768                   496

Commitments and contingencies

Stockholders' equity:
     Preferred stock,  $.01 par value, authorized: 4,351,943 shares in
     2001 and 2000; issued and outstanding: none in 2001 and 2000............              --                    --
     Common stock,  $.01 par value, authorized: 200,000,000 shares in
     2001 and 2000;  issued: 53,531,490 in 2001 and 53,128,715 in 2000.......             535                   531
     Additional paid-in capital..............................................         269,237               268,849
     Deferred employee compensation..........................................          (3,819)               (7,786)
     Accumulated deficit.....................................................        (150,458)              (80,064)
     Treasury stock, at cost 54,000 shares in 2001 and none in 2000..........             (49)                   --
                                                                                -------------        --------------
Total stockholders' equity ..................................................         115,446               181,530
                                                                                -------------        --------------
                                                                                $     139,729        $      207,746
                                                                                =============        ==============


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (Unaudited)

                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                   --------------------------------    -------------------------------
                                                        2001              2000             2001              2000
                                                   --------------   --------------     -------------    -------------
Revenues:
     Subscriber.................................   $        7,926   $        2,681     $      20,371    $       4,691
     Equipment..................................            2,484            1,552             7,463            3,029
     Other......................................              207               35               552               44
                                                   --------------   --------------     -------------    -------------
                                                           10,617            4,268            28,386            7,764
Costs and expenses:
     Cost of subscriber airtime.................            6,948            1,888            15,519            4,354
     Cost of network operations.................              897              113             2,599              331
     Cost of equipment revenue..................            3,334            1,924            13,056            3,817
     Sales and marketing........................            5,038           12,663            21,050           25,995
     General and administrative.................           12,957            5,055            33,688           19,749
     Depreciation and amortization..............              824              327             2,097              562
     Amortization of goodwill and other
     intangibles................................            4,537            3,141            13,611            3,228
                                                   --------------   --------------     -------------    -------------
                                                           34,535           25,111           101,620           58,036
                                                   --------------   --------------     -------------    -------------
Loss from operations............................          (23,918)         (20,843)          (73,234)         (50,272)
Interest income, net............................              519            2,426             2,840            4,937
                                                   --------------   --------------     -------------    -------------
Net loss........................................   $      (23,399)  $      (18,417)    $     (70,394)   $     (45,335)

Beneficial conversion feature and accretion of
   redemption value of mandatorily redeemable
   convertible preferred stock..................               --               --                --          (30,547)
                                                   --------------   --------------     -------------    -------------
Net loss applicable to common stockholders......   $      (23,399)  $      (18,417)    $     (70,394)   $     (75,882)
                                                   ==============   ==============     =============    =============

Basic net loss per share applicable to common      $        (0.44)  $        (0.36)    $       (1.33)   $       (1.88)
   stockholders.................................
Diluted net loss per share applicable to common
   stockholders.................................   $        (0.44)  $        (0.36)    $       (1.32)   $       (1.87)
                                                   ===============  ===============    =============    =============
Weighted average shares used in computation of
   basic net loss per share applicable to
   common stockholders..........................       53,380,096       51,277,967        52,810,677       40,410,173
Weighted average shares used in computation of
   diluted net loss per share applicable to
   common stockholders..........................       53,517,845       51,707,273        53,233,057       40,565,314


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                            Nine Months Ended September 30,
                                                                          ----------------------------------
                                                                               2001              2000
Operating activities
Net loss.............................................................     $      (70,394)    $      (45,335)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................              2,097                562
  Amortization of intangible assets..................................             13,611              3,228
  Provision for losses on accounts receivable........................              1,605                140
  Non-cash employee compensation.....................................              3,330             12,128
  Non-cash rent expense..............................................                 51                 77
  Non-cash marketing charges.........................................              1,821                318
  Write-down of investment...........................................                287                 --
  Changes in operating assets and liabilities:
    Increase in accounts receivable..................................             (5,724)            (1,580)
    Increase in merchandise inventories..............................               (634)            (4,850)
    Increase in prepaid expenses and other assets....................             (1,066)            (4,354)
    (Decrease) increase in accounts payable..........................             (3,970)             4,670
    Increase (decrease) in accrued expenses..........................              2,425             (2,475)
        Increase in deferred revenue.................................                165                427
                                                                          --------------     --------------
Net cash used in operating activities................................            (56,396)           (37,044)

Investing activities
Purchase of property, equipment and leasehold improvements...........             (5,604)            (4,184)
Acquisition of business, net of acquired cash........................                (82)              (977)
Other assets.........................................................                 --               (300)
                                                                          --------------     ---------------
Net cash used in investing activities................................             (5,686)            (5,461)

Financing activities
Proceeds from sale of common stock and stock purchase warrants, net..                216            146,843
Proceeds from sale of preferred stock................................                 --             24,637
Purchase of treasury stock...........................................                (49)                --
Payments made on capital lease obligations...........................               (497)              (158)
                                                                          --------------     ---------------
Net cash (used in) provided by financing activities..................               (330)           171,322
                                                                          ---------------    --------------

(Decrease) increase in cash and cash equivalents.....................            (62,412)           128,817
Cash and cash equivalents at beginning of period.....................            114,411              6,344
                                                                          --------------     --------------
Cash and cash equivalents at end of period...........................     $       51,999     $      135,160
                                                                          ==============     ==============

Non-cash investing and financing activities
Acquisition of equipment through capital leases......................     $          211     $           --
Issuance of common stock purchase warrants in exchange for sales
and marketing services                                                    $          765     $          526
Common stock issued in connection with sale of preferred stock.......     $           --     $        3,649
Common stock and stock options issued in connection with
acquisitions.........................................................     $           --     $       52,432
Common stock issued in connection with cashless warrant exercise.....     $           --     $        3,088


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 -- Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of its financial position as of September 30, 2001 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2001 and 2000. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company is required to adopt these pronouncements beginning January 1, 2002. SFAS No. 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting. The impact of adopting SFAS No. 141 is not expected to be significant. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the acquirer's intent to do so. Other intangibles will be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the SFAS No. 142 is expected to result in a decrease in the net loss of approximately $12.8 million ($0.24 per share) per year. During the first half of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and as such, the Company has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

         On August 1, 2001, the FASB issued SFAS No. 144, "Accounting For Impairment of Long Lived Assets". The Company is required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 is not expected to be significant.

Note 3 -- Earnings Per Share:

         The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128") and Staff Accounting Bulletin No. 98 ("SAB 98").

         Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted-average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic earnings per share is computed by dividing loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. The weighted average number of shares utilized in arriving at basic earnings per share reflects an adjustment to exclude 137,749 and 422,380 common shares for the three and nine month periods ended September 30, 2001, respectively, and 8,715 and 4,537 common shares for the three and nine month periods ended September 30, 2000, respectively, for outstanding shares held in escrow as a result of the Company's acquisitions during 2000. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares does not include the adjustment for escrowed shares and is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The weighted average number of shares utilized in arriving at diluted earnings per share presented reflect adjustments to include 12,084 common shares for the nine month period ended September 30, 2000 issuable pursuant to warrants which were previously issued for nominal consideration. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.

Note 4 - Inventory:

         During the nine months ended September 30, 2001, the Company recorded a write-down of approximately $3.8 million in order to reflect inventory at the lower of cost or market. The write-down primarily relates to wireless modems supporting older Palm OS based models for which sales were lower than expected and a charge for a lower of cost to market adjustment related to other equipment which remained unsold.

Note 5 - Warrant Issuance:

         During January 2001, the Company entered into a service agreement with Sony Electronics Inc. ("Sony") with an initial term of one year. In conjunction with this agreement, the Company issued Sony a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $16.00 per share. This warrant was exercisable at the date of grant and expires in three years. The warrant had an estimated fair market value at the date of grant of approximately $765,000 of which approximately $574,000 was recognized by the Company during the nine months ended September 30, 2001 as sales and marketing expense. The Company will recognize the unamortized portion over the remaining term of the agreement. Such warrant remains outstanding as of September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         GoAmerica, Inc., a Delaware corporation ("We," "Us" or the "Company") is a nationwide wireless data and Internet services provider. We enable our individual and business subscribers to access remotely the Internet, email and corporate intranets in real time through a wide variety of mobile computing and communications devices. Through our Wireless Internet Connectivity Center, we offer our subscribers comprehensive and flexible mobile data solutions for wireless Internet access by providing wireless network services, mobile devices, software and subscriber service and support.

         We derive our revenue primarily from the sale of wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and customer support centers as well as our customized billing system. Recently, we have invested additional capital in the development of our software application Go.Web, instant messaging, mobile office and other software applications. Our plan is to continue to invest in our network operations center. We also expect to continue to incur significant sales and marketing, systems development and administrative expenses. We have incurred operating losses since our inception and expect to continue to incur operating losses for at least the next several quarters. Therefore, we will need to generate significant revenue to become profitable and sustain profitability on a quarterly or annual basis. We will have to increase substantially our subscriber base in order to achieve our business plan.

         The Company maintains its inventory levels to ensure adequate supply of wireless devices to its customers. The increase in inventory levels during 2001 and 2000 is based upon the anticipation that the demand for such devices will continue to increase over future quarters. The Company regularly evaluates the carrying value of its inventory to ensure that adequate provision is made for potential excess or obsolete inventory. This evaluation includes an assessment of days sales in inventory based on anticipated future sales, technological advances within the wireless industry and historical sales as relevant. The principal element in the evaluation of inventory levels is the days of anticipated future days sales in inventory given the Company's rapidly growing subscriber base and anticipated customer growth over the next 90 to 180 days. Projection of future sales levels is highly subjective and actual sales activities may differ from the Company's projections. Should actual sales levels be less than Management's projections or if changes in technology occur beyond those anticipated by Management, the Company could be exposed to the possibility of having excess or obsolete inventory on hand. During the nine months ended September 30, 2001, the Company recorded a write-down of approximately $3.8 million in order to reflect inventory at the lower of cost or market. The write-down primarily relates to wireless modems supporting older Palm OS based models for which sales were lower than expected and a charge for a lower of cost to market adjustment related to other equipment which remained unsold.


Results of Operations

Three months ended September 30, 2001 Compared to Three months ended September 30, 2000

         Subscriber revenue. Subscriber revenue increased 196%, to $7.9 million for the three months ended September 30, 2001 from $2.7 million for the three months ended September 30, 2000. The increase was due to increased subscriber levels. Our subscriber base increased to 108,446 subscribers at September 30, 2001 from 30,432 subscribers at September 30, 2000. We expect the number of our subscribers will increase as a result of our continued leveraging of strategic agreements. Our average monthly revenue per user (ARPU) decreased to $25.27 for the three months ended September 30, 2001 from $36.81 for the three months ended September 30, 2000. The decline in ARPU was due to an increase in the number of new subscribers from our Go.Web channel partners. During the third quarter 2001, we implemented new CDPD plans which offer unlimited usage within a designated nationwide service area with a limited amount of roaming for a flat monthly fee. Additional roaming usage under these plans is being billed to the subscriber by the kilobyte. Amounts billed to subscribers for roaming have been insignificant to date.

         Equipment revenue. Equipment revenue increased 60%, to $2.5 million for the three months ended September 30, 2001 from $1.6 million for the three months ended September 30, 2000. This increase was primarily due to an increase in the number of mobile devices sold during the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

         Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, increased to $207,000 for the three months ended September 30, 2001 from $35,000 for the three months ended September 30, 2000. This increase was primarily due to the November 2000 acquisition of Flash Creative Management, Inc. ("Flash"). We have not pursued consulting projects and consulting services to third parties.

         Cost of subscriber airtime. Cost of subscriber airtime increased 268%, to $6.9 million for the three months ended September 30, 2001 from $1.9 million for the three months ended September 30, 2000. This increase was due to higher than anticipated roaming costs incurred, an increase in our subscriber base and a related increase in airtime usage during the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Roaming costs were $1.9 million for the three months ended September 30, 2001. We expect roaming costs to be recovered as we begin to bill our subscribers for these costs. We expect the number of subscribers and related use of our services to increase which will result in increased costs of subscriber airtime.

         Cost of network operations. Cost of network operations increased 697%, to $897,000 for the three months ended September 30, 2001 from $113,000 for the three months ended September 30, 2000. This increase was due to the opening of our Wireless Internet Connectivity Center in New York City on October 31, 2000.

         Cost of equipment revenue. Cost of equipment revenue increased 73%, to $3.3 million for the three months ended September 30, 2001 from $1.9 million for the three months ended September 30, 2000. This increase primarily was due to an increase in the number of mobile devices sold during the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

         Sales and marketing. Sales and marketing expenses decreased to $5.0 million for the three months ended September 30, 2001 from $12.7 million for the three months ended September 30, 2000. This decrease primarily was due to decreased advertising costs paid to third parties as well as decreased salaries and benefits for personnel performing sales and marketing activities. We expect sales and marketing expenses to remain flat to slightly lower as we leverage our channel relationships.

         General and administrative. General and administrative expenses increased to $13.0 million for the three months ended September 30, 2001 from $5.1 million for the three months ended September 30, 2000. This increase primarily was due to increased salaries and benefits for personnel performing business development and general corporate activities, increased facility costs, infrastructure buildout and was incrementally increased as a result of the acquisitions of Hotpaper and Flash and was partially offset by a decrease of approximately $5.0 million in stock-based compensation. We expect general and administrative expenses to remain level.

         Amortization of goodwill and other intangibles. For the three months ended September 30, 2001, the Company incurred $4.5 million of amortization of goodwill and other intangibles arising from the acquisitions of Wynd Commmunications Corporation ("Wynd"), Hotpaper.com. Inc. ("Hotpaper") and Flash.

         Interest income. Interest income decreased to $519,000 for the three months ended September 30, 2001 from $2.4 million for the three months ended September 30, 2000. This decrease primarily was due to utilization of funds for operations and infrastructure build out as well as lower average interest rates earned on such funds.

Nine months ended September 30, 2001 Compared to Nine months ended September 30, 2000

         Subscriber revenue. Subscriber revenue increased 334%, to $20.4 million for the nine months ended September 30, 2001 from $4.7 million for the nine months ended September 30, 2000. The increase was due to increased subscriber levels as well as the June 2000 acquisition of Wynd. Our subscriber base increased to 108,446 subscribers at September 30, 2001 from 30,432 subscribers at September 30, 2000. Our ARPU decreased to $27.64 for the nine months ended September 30, 2001 from $33.85 for the nine months ended September 30, 2000. The decline in ARPU was due to an increase in the number of new subscribers from our Go.Web channel partners.

         Equipment revenue. Equipment revenue increased 146%, to $7.5 million for the nine months ended September 30, 2001 from $3.0 million for the nine months ended September 30, 2000. This increase was primarily due to an increase in the number of mobile devices sold during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

         Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, increased to $552,000 for the nine months ended September 30, 2001 from $44,000 for the nine months ended September 30, 2000. This increase was primarily due to the November 2000 acquisition of Flash.

         Cost of subscriber airtime. During the first quarter of 2001, we renegotiated certain contractual obligations. As a result, we recorded a $1.9 million one-time reduction of accruals for certain subscriber-related costs recorded in prior periods. Cost of subscriber airtime increased 257%, to $15.5 million for the nine months ended September 30, 2001 from $4.4 million for the nine months ended September 30, 2000. Excluding the one-time adjustment, cost of subscriber airtime increased 301%, to $17.4 million for the nine months ended September 30, 2001 from $4.4 million for the nine months ended September 30, 2000. This increase was due to higher than anticipated roaming costs incurred, the completion of the acquisition of Wynd, an increase in our subscriber base and a related increase in airtime usage during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Roaming costs were $5.0 million for the nine months ended September 30, 2001.

         Cost of network operations. Cost of network operations increased 686%, to $2.6 million for the nine months ended September 30, 2001 from $331,000 for the nine months ended September 30, 2000. This increase was due to the opening of our Wireless Internet Connectivity Center in New York City on October 31, 2000.

         Cost of equipment revenue. Cost of equipment revenue increased 242%, to $13.1 million for the nine months ended September 30, 2001 from $3.8 million for the nine months ended September 30, 2000. This increase primarily was due to the write-down of equipment of approximately $3.8 million discussed above as well as an increase in the number of mobile devices sold during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

         Sales and marketing. Sales and marketing expenses decreased to $21.1 million for the nine months ended September 30, 2001 from $26.0 million for the nine months ended September 30, 2000. This decrease primarily was due to decreased advertising costs paid to third parties and was partially offset by increased salaries and benefits for personnel performing sales and marketing activities and was incrementally increased as a result of the acquisition of Wynd.

         General and administrative. General and administrative expenses increased to $33.7 million for the nine months ended September 30, 2001 from $19.7 million for the nine months ended September 30, 2000. This increase primarily was due to increased salaries and benefits for personnel performing business development and general corporate activities, increased facility costs, infrastructure buildout, was incrementally increased as a result of the acquisitions of Wynd, Hotpaper and Flash and was partially offset by a decrease of approximately $8.7 million in stock-based compensation.

         Amortization of goodwill and other intangibles. For the nine months ended September 30, 2001, the Company incurred $13.6 million of amortization of goodwill and other intangibles arising from the acquisitions of Wynd, Hotpaper and Flash.

         Interest income. Interest income decreased to $2.8 million for the nine months ended September 30, 2001 from $4.9 million for the nine months ended September 30, 2000. This decrease primarily was due to utilization of funds for operations and infrastructure build out as well as lower average interest rates earned on such funds.

Liquidity and Capital Resources

         Since our inception through April 12, 2000, we financed our operations primarily through private placements of our equity securities and our redeemable convertible preferred stock. On April 12, 2000, we consummated an initial public offering of 10,000,000 shares of our Common Stock at a price to the public of $16.00 per share, all of which shares were issued and sold by us. As of September 30, 2001, we had $52.0 million in cash and cash equivalents and $56.7 million of working capital.

         Net cash used in operating activities increased to $56.4 million for the nine months ended September 30, 2001 from $37.0 million for the nine months ended September 30, 2000. This increase primarily was due to increased losses from operations.

         Net cash used in investing activities was $5.7 million for the nine months ended September 30, 2001. Cash used in investing activities for the nine months ended September 30, 2001 was principally for purchases of property, equipment and leasehold improvements.

         Net cash used in financing activities was $330,000 for the nine months ended September 30, 2001. Cash used in financing activities for the nine months ended September 30, 2001 was for repayment of capital leases and was partially offset by proceeds from the exercise of stock options.

         As a result of the SEC's modification of certain restrictions on share repurchases, on September 17, 2001 we initiated a share repurchase program and repurchased an aggregate of 54,000 shares of our Common Stock at an average price of $0.913 during the five business days ending on September 21, 2001.

         As of September 30, 2001, our principal commitments consisted of obligations outstanding under operating leases. As of September 30, 2001, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $12.1 million, of which approximately $842,000 is payable for the remainder of 2001. We anticipate an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the deployment of additional network equipment.

         We believe that our existing available cash, including the proceeds from our initial public offering, will be adequate to satisfy our current and planned operations for at least the next 12 months. There can be no assurance, however, that we will not require additional financing prior to such time to fund our operations or possible acquisitions.

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

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company is required to adopt these pronouncements beginning January 1, 2002. SFAS No. 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting. The impact of adopting SFAS No. 141 is not expected to be significant. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the acquirer's intent to do so. Other intangibles will be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non amortization provisions of the SFAS No. 142 is expected to result in a decrease in the net loss of approximately $12.8 million ($0.24 per share) per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

         On August 1, 2001, the FASB issued SFAS No. 144, "Accounting For Impairment of Long Lived Assets". The Company is required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recogninzed before they occur. The impact of adopting SFAS No. 144 is not expected to be significant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We believe that we have limited exposure to financial market risks, including changes in interest rates. At September 30, 2001 all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $520,000 based on cash and cash equivalent balances at September 30, 2001. We currently hold no derivative instruments and do not earn foreign-source income.

                           PART II. OTHER INFORMATION



Item 2.         Changes in Securities and Use of Proceeds

Changes in Securities

         Option Grants

         On July 24, 2001, we granted Stock Options to various employees pursuant to our 1999 Stock Plan. All of such Stock Options were granted at an exercise price of $1.41 per share, the then current fair market value of the Common Stock, with four year vesting, except for four grants which had shortened vesting schedules. The aggregate number of shares of common stock underlying such stock option grants totaled 255,275.

Use of Proceeds

         On April 6, 2000, the Commission declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the Commission in connection with our initial public offering of Common Stock. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 10,000,000 shares of our Common Stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6 million. As of September 30, 2001, approximately $52.0 million of the $146.2 million in net proceeds received by us upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $94.2 million of the net proceeds have been specifically applied as follows: (i) $5.1 million for the acquisition of other businesses; (ii) $27.0 million for sales and marketing expenses; (iii) $7.5 million for the purchase of capital assets; and (iv) $54.6 million for working capital needs.

Item 5.  Other Information.

Employment of President and Chief Executive Officer of Wynd Communications Corporation and Senior Vice President for Corporate Development of GoAmerica, Inc.

         We entered into an Employment Agreement with Daniel R. Luis, effective as of July 1, 2001 (the "Employment Agreement"), which provided for, among other things, Mr. Luis's employment as President and Chief Executive Officer of our wholly-owned subsidiary Wynd Communications Corporation. Pursuant to the Employment Agreement, Mr. Luis will also serve as our Senior Vice President for Corporate Development.

Cessation of Employment of Chief Operating Officer of GoAmerica, Inc.

         During November 2001, David Blumenthal, our Chief Operating Officer, left the employ of GoAmerica, Inc. We do not currently intend to name a successor Chief Operating Officer.

Share Repurchase Program

         In accordance with the SEC's modification of certain restrictions on share repurchases, on September 17, 2001 we initiated a share repurchase program and repurchased an aggregate of 54,000 shares of our Common Stock at an average price of $0.913 during the five business days ending on September 21, 2001.

Subsequent Events

         (a)   Agreement with Geoworks Corporation and Telcordia Technologies,
Inc.

         We entered into a termination agreement, dated as of October 9, 2001, with Geoworks Corporation, Telcordia Technologies, Inc. and others (the "Termination Agreement"), which provided for, among other things, payment to Geoworks in the amount of $1,750,000 which related to (a) the purchase of certain patent licenses pursuant to a duly authorized license agreement between us and Geoworks, (b) accrued royalties, and (c) other costs and fees associated with the early termination of the Settlement Agreement and Mutual Releases between Telcordia, GoAmerica and others dated April 22, 1999 (the "Settlement Agreement"). The Termination Agreement also provided for reciprocal releases from any claims any party may have had prior to the effective date of the Termination Agreement relating to the (i) Agreement for License of Software and the Provision of Ancillary and Maintenance Services, as amended, by and between Telcordia and our wholly-owned subsidiary GoAmerica Communications Corp., dated October 12, 1996, (ii) the Settlement Agreement and/or (iii) certain Go.Web technology.

         (b)      Acquisition of Outback Resource Group, Inc.

         On November 9, 2001, GoAmerica Acquisition III Corp., a Delaware corporation and wholly-owned subsidiary of the Company was merged (the "OutBack Merger") with and into OutBack Resource Group, Inc., a California corporation ("OutBack"), and OutBack became a wholly-owned subsidiary of the Company pursuant to the terms and conditions of the Merger Agreement and Plan of Reorganization dated as of November 9, 2001. In the OutBack Merger, the former shareholders of OutBack received an aggregate of 134,996 newly-issued shares of the Company's Common Stock (after deducting fractional share amounts and paying the former Outback shareholders cash in lieu of stock) and received warrants to purchase an aggregate of 67,500 shares of the Company's Common Stock at an exercise price of $3.00 per share which may be exercised immediately, in whole or in part, for three years from the date thereof.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  2.1 - Merger Agreement and Plan of Reorganization, dated as of November 13, 2001, by and among GoAmerica, Inc., GoAmerica Acquisition III Corp., OutBack Resource Group, Inc. and certain shareholders thereof.*

                  4.1 - Form of Warrant to Purchase Common Stock of GoAmerica, Inc. issued to former shareholders of OutBack Resource Group, Inc. on November 13, 2001.

                  10.1 - Employment Agreement, by and between GoAmerica, Inc. and Daniel R. Luis, dated as of July 1, 2001.

                  10.2 + - Termination Agreement and Mutual Releases, by and between GoAmerica, Telcordia Technologies, Inc., Geoworks Corporation and others, dated October 9, 2001. *

                  10.3 - Escrow Agreement, dated as of November 13, 2001, by and among GoAmerica, Inc., the shareholders of OutBack Resource Group, Inc. and American Stock Transfer & Trust Company.

* The schedules or exhibits to this document are not being filed herewith because we believe that the information contained therein is not material. Upon request therefor, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.

+   Confidential treatment has been requested for a portion of this Exhibit and the Company is awaiting a final determination. Confidential materials have been omitted and filed separately with the Securities and Exchange Commission.

         (b)      Reports on Form 8-K.

                  On September 18, 2001, we filed a Form 8-K announcing our share repurchase program.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GOAMERICA, INC.





DATE:      November 14, 2001            By:    /s/ Aaron Dobrinsky
                                           -------------------------------------
                                           Aaron Dobrinsky
                                           Chief Executive Officer
                                           (Principal Executive Officer)





DATE:      November 14, 2001            By:    /s/ Francis J. Elenio
                                           -------------------------------------
                                           Francis J. Elenio
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)