Form 10-K
period 2001-12-31
GOAMERICA INC
filed 2002-04-12
CIK 1101268

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  -------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________  to  __________

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

Registrant's telephone number, including area code (201) 996-1717
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:


     Title of each class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
None
--------------------------------       -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $0.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:            X                           No:
            -----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $61,989,564 at March 22, 2002 based on the last sales price on that date.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 2002:

                   Class                                Number of Shares
                   -----                                ----------------
         Common Stock, $0.01 par value                    53,740,587

         The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

        Item                                                                              Page
        ----                                                                              ----

PART I     1.  Business............................................................            2

           2.  Properties..........................................................           20

           3.  Legal Proceedings...................................................           20

           4.  Submission of Matters to a Vote of Security Holders.................           20

PART II    5.  Market for our Common Equity, Related Stockholder
                 Matters and Use of Proceeds.......................................           21

           6.  Selected Consolidated Financial Data................................           23

           7.  Management's Discussion and Analysis of Financial Condition and
                 Condition and Results of Operations ..............................           25

           7A. Quantitative and Qualitative Disclosures About Market Risk..........           34

           8.  Financial Statements and Supplementary Data.........................           34

           9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure...............................           34

PART III  10.  Directors and Executive Officers ...................................           35

          11.  Executive Compensation..............................................           35

          12.  Security Ownership of Certain Beneficial Owners and Management......           35

          13.  Certain Relationships and Related Transactions......................           35

PART IV   14.  Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K..........................................................           35

SIGNATURES.........................................................................           36

EXHIBIT INDEX .....................................................................           37

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE........          F-1

                           FORWARD-LOOKING STATEMENTS

         The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, subscriber base, profit margins and other statements regarding matters that are not historical facts, involve predictions with risks and uncertainties. Potential risks and uncertainties that could affect our future operating results include, but are not limited to: (i) our ability to increase and maintain our subscriber base; (ii) uncertainties relating to the future demand for services in the emerging wireless data services market; and (iii) our ability to successfully grow our infrastructure, manage expanded operations, integrate acquired businesses, achieve profitability, increase or maintain gross margins, liquidity and capital resources, increase enterprise sales, leverage our strategic alliances to generate revenue and offer new services. Such risks and others are more fully described in Risk Factors included elsewhere in this Annual Report. Our actual results may differ materially from the results expressed in, or implied by, such forward-looking statements. Each reference herein to "GoAmerica," the "Company" or "We," or any variation thereof, is a reference to GoAmerica, Inc. and its subsidiaries.

                                     PART I

Item 1.  Business.

General

         We are a wireless data and Internet solutions provider addressing the productivity and communications needs of business customers. Utilizing our proprietary Go.Web(TM) technology, our solutions enable corporations to improve the productivity of their workers by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks. Our revenues are primarily derived from the sale of our basic and value-added wireless services, which our customers typically pay for on a monthly recurring basis. We derive additional revenue from the sales of wireless communications devices. Additionally, we intend to generate licensing fees from sales of a new software product that we launched in December 2001, which is installed behind an enterprise's network security system, commonly know as the firewall.

         Recognized for our acumen in developing productivity solutions, we continue to expand our technology capabilities. Elements of our technology suite include:

         Go.Web - Our proprietary Go.Web technology serves as the foundation of our services offering. Hosted in our Wireless Internet Connectivity Center, Go.Web is a wireless enabling technology that reformats, compresses, and encrypts data automatically and on a near immediate basis for delivery over many wireless data networks to many wireless data devices. Go.Web is also the brand name for our basic wireless data service. Subscribers to our Go.Web service have the ability to wirelessly access most Web-based or Internet content including corporate intranets, business applications and corporate email.

         Wireless Internet Connectivity Center - This facility, which serves as GoAmerica's network operations center, maintains connections into most major wireless data networks in North America. Built using industry standard technologies, and capable of scaling to support up to one million subscribers, this facility was designed to meet the security and flexibility needs of major corporate enterprises.

         Mobile Office(R) - Mobile Office is a suite of value-added wireless products and services that are designed to replicate desktop functionality from a mobile computing device. Mobile Office, which utilizes our Go.Web technology enables our subscribers to not only wirelessly access critical information, but to actually work with such data in a mobile environment. Value-added features of Mobile Office include the ability to open and edit email attachments; remotely access and manage documents; send instant messages or pages; centrally manage email, voicemail and faxes; and queue requests to access or send information when a device is outside of a wireless service area.

         Go.Web OnPrem(SM) - In addition to the hosted version of Go.Web, enterprise customers can choose to have Go.Web installed in the form of an OnPrem server that resides behind their corporate firewall. Go.Web OnPrem offers our customers all the same capabilities as the hosted version of Go.Web, but with the added security of a behind the firewall deployment.

         In order to provide our subscribers with extensive wireless access, we have established strategic relationships with leading wireless network carriers, such as AT&T Wireless, Cingular Interactive, Motient, Rogers AT&T Wireless in Canada, Verizon Wireless and VoiceStream. Our subscribers are able to use our wireless data and Internet services with their choice of a wide variety of leading mobile devices, including Palm operating system-based computing devices; Research In Motion's, or RIM's, BlackBerry and interactive devices; laptop computers, Microsoft Windows CE-based computers; Pocket PC-based personal digital assistants and wireless application protocol-enabled, or WAP-enabled, smart phones. We also have engineered our wireless data and Internet services to operate with new versions of many wireless devices.

         Our principal office is located at 433 Hackensack Avenue, Hackensack, New Jersey 07601, and our telephone number is (201) 996-1717. Our web site is located at www.goamerica.net. We have not incorporated by reference into this Form 10-K the information on our web site, and you should not consider it to be a part of this document. Our web site address is included in this document as an inactive textual reference only.

         The GoAmerica name and logo and the names of products and services offered by GoAmerica are trademarks, registered trademarks, service marks or registered service marks of GoAmerica.

Corporate History

         GoAmerica Communications Corp. was incorporated in Delaware in 1996. In December 1999, GoAmerica, Inc. was incorporated in Delaware and each of the security holders of GoAmerica Communications Corp. exchanged all of their outstanding securities for newly issued securities of GoAmerica, Inc. with equivalent rights and preferences. As a result, GoAmerica Communications Corp. became a wholly-owned subsidiary of GoAmerica, Inc. GoAmerica, Inc. consummated its initial public offering of its common stock in April 2000.

         On June 28, 2000, we acquired Wynd Communications Corporation, a California corporation, or Wynd. Wynd is a leading provider of wireless telecommunications services for people who are deaf or hard of hearing, a line of business that we have continued. In the acquisition, the former stockholders of Wynd received an aggregate of 3,964,975 shares of our common stock in exchange for all outstanding shares of Wynd capital stock. Such aggregate amount equaled seven percent (7%) of the total fully-diluted issued and outstanding shares of our common stock on the date of issue.

         On August 31, 2000, we acquired Hotpaper.com, Inc., a Delaware corporation, or Hotpaper. Hotpaper provided Web-based document automation software, infrastructure and content, which was utilized as the basis for developing our Mobile Office suite of services. Pursuant to the terms of the acquisition, the former stockholders of Hotpaper received an aggregate of 1,006,111 shares of our common stock in exchange for a portion of the outstanding shares of Hotpaper capital stock. In addition, one stockholder of Hotpaper received a cash payment of $750,000 in exchange for a portion of his shares of Hotpaper capital stock.

         On November 7, 2000, we acquired substantially all the assets of Flash Creative Management, Inc., a New Jersey corporation, or Flash. Flash provided consulting services to business customers in the areas of business improvement, strategy and redesign and in software development and integration, a line of business we have continued in part. In consideration for the assets purchased, we (i) paid an aggregate purchase price of $6,000,000 cash, (ii) issued 466,302 shares of restricted common stock and (iii) assumed certain liabilities of Flash.

         On November 13, 2001, we acquired OutBack Resource Group, Inc., a California corporation, or OutBack. OutBack is a software development company specializing in wireless and network management and technologies. Pursuant to the terms of the acquisition, the former stockholders of OutBack received an aggregate of 134,996 shares of our common stock and warrants to purchase, at an exercise price of $3.00 per share, an additional aggregate of 67,500 shares of our common stock in exchange for all outstanding shares of OutBack capital stock.

Our Business

         Businesses today face a daunting and complex array of choices when contemplating strategies for using wireless technologies to improve individual productivity. Our experience in the wireless data industry, combined with our technology, enables us to design sophisticated solutions for our customers. Elements of our value proposition for customers include:

         We Maximize Customer Flexibility by Offering Choices. In order to successfully deploy wireless data solutions for enterprise customers we must take a flexible approach. By design, our solutions are highly versatile and can be easily customized for the particular needs of a given customer. Specifically, we offer customers:

         Wireless Network Flexibility - Despite the many wireless network advances, North America continues to be a region of disparate systems, each having its own communications protocol, coverage patterns and unique features. GoAmerica offers our customers one of the most full-featured network services in the country. We make this available through our relationships with many of the traditional leading wireless wide area network, or WAN, operators, including AT&T Wireless, Cingular Interactive, Motient, Rogers AT&T Wireless in Canada, Verizon Wireless and VoiceStream. These network carriers operate on a variety of different network technologies, such as Cellular Digital Packet Data, or CDPD, Mobitex, DataTAC, General Packet Radio Services, or GPRS, and Code Division Multiple Access, or CDMA, which allow us to offer our services through a broad range of wireless devices. These relationships enable us to continually enhance our existing solutions on behalf of our enterprise customers. As such, we have recently announced agreements with some of these network operators to offer next generation, or 2.5G, services to our customers as these services become available. Our airtime agreements with wireless carriers permit us to offer a range of rates plans that meet the needs of our customers.

         We have also expanded our network portfolio to include the emerging 802.11, or Wi-Fi, local area network, or LAN, wireless technology, expecting to be one of the first companies in the United States to offer enterprise customers a unified wireless LAN/WAN solution. Wi-Fi is a wireless technology that enables high-speed access within a 300-foot radius of the network base. Currently, Wi-Fi delivers speeds up to 11 megabytes per second and has quickly gained popularity in heavily trafficked areas, known as "hot spots," such as airports, hotels, conference centers and coffee shops, where businesspeople often stop to connect to the office.

         Device Choices - Advances in hardware and software technology have contributed to an expanding variety of mobile computing devices. Due to this diversity of hardware options, companies are faced with the new challenge of procuring and supporting multiple devices. We help enterprises streamline these processes by advising on the appropriate equipment that meets a company's needs as well as actually procuring the devices for the enterprise, activating them on wireless networks and offering solutions for managing the devices once they are in operation.

         We currently offer our services through a wide variety of wireless access devices including Palm OS-based computing devices, RIM's BlackBerry and interactive devices, laptop computers, Windows CE-based computers, Pocket PC-based personal digital assistants and WAP-enabled smart phones. We are able to provide service through these devices because we support a range of wireless networks and utilize our own and third-party device software. This capability enables us to offer service through devices that we believe will achieve significant market acceptance and penetration.

         Choice of System Accessibility - Whether a customer wants access to their corporate email system, enterprise resource planning, or ERP, system, customer relationship management, or CRM, system, field sales system, or just about any other information that resides on their internal network, we can fill the need for this access, and do so securely. We achieve this level of access through our network operations center, which serves as a secure link between our network alliance partners and the customer's enterprise systems. By using our own and third-party software, we compress and encrypt data content from broadband sources to enable faster and more cost-effective data delivery over wireless networks. We support various wireless protocols, such as wireless application protocol, or WAP, wireless markup language, or WML, handheld delimited markup language, or HDML, hypertext markup language, or HTML, secure socket layer, or SSL, and Java. Our network operations center is also scalable and redundant, enabling us to move quickly to meet the demands of increased data traffic and expanding wireless network capabilities.

         We are a Single Point of Contact. - We are a services company with arrangements for extensive customer support capabilities in order to serve as a single source vendor of wireless data products and services to our customers. These capabilities include:

         One Invoice - In January 2002, we completed installation of a new, customized billing platform. This system enables us to offer our customers customized bills that are tailored to reflect the unique aspects of their GoAmerica solution. Regardless of how many wireless networks are used in any given solution, our infrastructure enables the company to provide its customers with a customized billing invoice detailing usage on a per user basis. This unified invoice for all types of wireless data services greatly simplifies the accounting process for our customers. Additionally, we leverage this billing system to offer customized billing services to our alliance partners such as Compaq, IBM and Sony. These alliance partners utilize our flexible billing capabilities to create and offer GoAmerica enabled wireless data solutions directly to their customers.

         One Phone Call - Our support systems are designed to cater to the needs of our clients, including a single point of contact for problem resolution regardless of whether the problem is related to software, wireless data services or devices. We rely on a third party customer service provider to provide certain customer service functions on our behalf.

         We Team With Leaders in Enterprise Services. Corporate wireless data deployments are typically part of larger corporate technology initiatives. In order to provide our customers with a high caliber of service, we supplement our core wireless networking expertise with the expertise of leading enterprise services and technology companies. For customers who require long-term professional services agreements, we typically recommend one of several leading global systems integrators, such as IBM, with whom we have entered into a strategic relationship. In turn, these professional service firms typically refer to us their customers who are seeking a wireless data solution. These strategic relationships ensure an optimal customer experience while creating new revenue opportunities for us and our alliance partners.

The GoAmerica Strategy

         Our primary mission is to deliver world-class wireless data solutions to enterprise customers. We seek to distinguish our offerings with value-added services in order to deepen penetration among our installed base and expand the breadth of our overall subscriber base. Our strategy includes the following key elements:

         Organic Growth Through Strategic Distribution Alliances. Our growth strategy relies on both direct and indirect methods of distribution, however, we are able to achieve the greatest leverage through our vast array of indirect distribution alliance partners:

         Original Equipment Manufacturers, or OEMs - We currently sell our products and services through leading OEMs such as Compaq, Dell, Fujitsu, Hewlett-Packard, Research In Motion, Sony and ViewSonic. These companies either sell our wireless services on an individual basis or bundle them with sales of their own hardware products.

         Independent Software Vendors, or ISVs - We have agreements with several leading ISVs including Lotus, Microsoft, SAP and Siebel Systems to offer our services in conjunction with their wireless applications.

         Global Systems Integrators, or GSIs - We have strategic relationships with leading GSIs to integrate and offer our wireless products and services with their technology offerings to enterprise customers. Our most notable relationship is with IBM. In December of 2001, we entered into an extensive relationship with IBM to jointly offer wireless data products and solutions to enterprise customers.

         Mobile Virtual Network Operators, or MVNO - We have agreements with companies such as Casio, Compaq, Rogers AT&T Wireless and Sony to offer private labeled or co-labeled wireless data services. Under this model, we provide wireless enabling technology, network connectivity and support services to these companies who market the wireless service to their own customers.

         Wireless Network Operators - Several leading wireless network operators including Motient and Rogers AT&T Wireless in Canada offer our services through their sales channels.

         We prioritize our sales and marketing resources around account penetration strategies in association with our strategic distribution alliances. The outcome of this strategy is a desired reduction in cost per gross addition, or CPGA, our cost to acquire a new subscriber.

         Acquisitive Growth and Differentiation Through Targeted Transactions. We intend to pursue additional acquisitions that we believe will allow us to quickly increase the scale and scope of our resources. In particular, we expect to seek acquisitions that will expand our technology or engineering force, enable us to enter new markets or industry sectors, expand our customer base, or provide new services. For example, in early 2002, we purchased the reachNET subscriber base from TeleCommunication Systems, Inc.

         Provide Superior Customer Service and Technical Support. Wireless Internet access is an evolving and growing communications process. Consequently, subscribers may face a number of potential problems. We believe that even sophisticated subscribers periodically have questions or encounter problems as applications adapted to, or designed for, wireless data proliferate. Consequently, we focus on providing high levels of customer service and technical support in an effort to achieve maximum levels of customer satisfaction. We rely on a third party customer service provider to provide certain customer service functions on our behalf. Additionally, for our enterprise customers, we offer dedicated technical and customer support representatives. We believe that superior customer service will help us minimize subscriber deactivations and promote customer referrals.

Customers

         We sell and market to enterprise and individual customers. Our subscriber base has grown from 47,632 at December 31, 2000 to 140,927 subscribers at December 31, 2001. We generally target our enterprise marketing and selling efforts toward decision-makers within businesses with large numbers of mobile professionals. These customers often have a wireless strategy and need assistance with the implementation and maintenance of such strategy. Mobile professionals typically have computer and Internet access, use a cellular phone or pager, and have a strong professional or personal need to stay in touch with Web-based information.

Sales and Marketing

Sales

         We currently sell our services and solutions through two primary channels of distribution; direct and indirect. As of March 22, 2002 we had 34 employees working in our sales department.

         Direct Distribution. Direct distribution methods consist of those channels in which our personnel take the order directly from the customers. Within direct distribution, we capture new business through several methods such as:

         Direct Sales Representatives - Our direct sales professionals focus primarily on mid-sized to large corporate customers who are seeking to deploy wireless data solutions for the associated gains in productivity.

         Telesales Representatives - Our telesales professionals respond to queries generated as a result of Web site visits and our marketing efforts which usually list our toll-free sales telephone number.

         Indirect Distribution. Indirect distribution methods consist of those channels where our distribution alliance partners take the order directly from the customers. With indirect distribution, we capture new business through several methods such as:

         Strategic Sales and Marketing Alliances - GoAmerica has created strategic alliances that enable us to distribute our products and services through the sales channels of several leading enterprise services and technology companies including original equipment manufacturers (OEMs), wireless network operators, independent software vendors and global systems integrators. These relationships typically include co-marketing agreements and frequently incorporate these companies into our GoAmerica Alliance Program as value-added resellers and dealers.

         Value-Added Resellers and Dealers - Through our GoAmerica Alliance Program, we provide discounts and commissions to value-added resellers and dealers. Our channel manager professionals supervise a four-tiered program that includes resellers, master dealers, dealers and agents.

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

Marketing

         We market and advertise in order to create sales opportunities. Our efforts have been and will continue to be targeted in market segments and geographic markets where we believe there is opportunity for substantial subscriber penetration. We believe that high concentrations of potential subscribers reduce our subscriber acquisition costs. As of March 22, 2002, we had 22 employees working in our marketing department.

         We have also developed joint marketing relationships with several manufacturers of wireless devices which we believe will benefit from being able to market our value-added services. For example, we have a preferred service provider agreement with Novatel Wireless, a leading supplier of wireless modems, and a reseller and joint marketing agreement with Sierra Wireless, the manufacturer of the AirCard series of wireless PC Cards. Additionally, we have a strategic alliance with RIM pursuant to which Go.Web is included as a value-added service in various RIM devices sold in North America.

Technology and Operations

Service Infrastructure

         Wireless Internet Connectivity Center. In order to provide our subscribers with reliable service, we operate a 7,000 square foot network operations center in New York City. This facility is our primary Wireless Internet Connectivity Center. This state-of-the-art facility was built to provide high performance, reliable and secure wireless access to mission critical data. This Wireless Internet Connectivity Center utilizes the EMC Celerra Enterprise Storage system to provide our services with a dedicated network file server, offering industry-leading scalability, availability and reliability.

         This Wireless Internet Connectivity Center is connected to multiple Tier-1 Internet backbone providers such as UUNET/MCI WorldCom, Sprint, and AT&T via redundant high-capacity, high-speed leased T-1 telecommunications lines as well as fixed location frame-relay circuits. These circuits connect to our customers' data sources and to the wireless data networks we use. Our Wireless Internet

Connectivity Center is supported by a switched fiber optic backbone provided by Cisco Systems. The center is equipped with proven, industry standard equipment, including Cisco and Paradyne networking equipment, Sun Sparc Enterprise UNIX servers, high-end clustered Compaq servers, Network Appliance NFS Servers and Clarion Raid Arrays. We believe our Wireless Internet Connectivity Center is capable of meeting the capacity demands and security standards for services we developed or are developing for our customers. Our technical staff monitor network traffic, service quality, and security 24 hours a day, seven days a week. We intend to continue to maintain our improved network monitoring software and hardware systems. Our original data center in Hackensack, New Jersey now functions as a backup facility, providing redundant infrastructure and network connectivity.

         Wireless Networks. Through our relationships with third-party provider-owned wireless networks, our subscribers are able to wirelessly access the Internet in most major metropolitan areas in the continental United States via a local wireless network. We offer services over or purchase access to wireless networks through services agreements with a variety of carriers including AT&T Wireless, Cingular Interactive, Motient, Verizon Wireless and VoiceStream. Using a combination of third-party wireless network providers enables us to provide wireless Internet access and services in most major markets while managing the timing and magnitude of our capital expenditures. We employ a strategy of using different third-party network providers in locations where it is most economical to do so. We periodically reevaluate the economics of this strategy and, if warranted, move subscribers to different networks.

         In addition to our direct relationships with various wireless carriers, we also purchase access to wireless networks in the United States and Canada through RIM as part of the RIM Blackberry Wireless Email Solution, a "bundle" of products and services that also includes RIM handheld devices and proprietary software.

Our Software Technology

         We have developed a proprietary services platform, Go.Web, that we believe is a competitive advantage because it enables our subscribers to access and personalize data from many leading wireless device. Go.Web also allows qualified developers to introduce standard Web-based applications for many wireless device or network. As a result of our Go.Web development efforts, our engineering staff has acquired substantial wireless and Web formatting expertise, which will enable us to develop solutions quickly as new wireless devices are introduced. In addition, our proprietary compression technology and enhanced wireless transport protocol included in our software provide bandwidth efficiency and maximize data transmission speeds. We also have employed industry standard SSL, or secure sockets layer, and use Certicom's cryptography within the Go.Web infrastructure.

         During 2001, we updated Go.Web with version 6.2. New features and functionality of Go.Web 6.2 include:

    o WML support - Go.Web 6.2 provides a single interface for users to access more Web sites, offering full support of WML, along with its existing support of HTML;

    o Push Alerts - WAP Push 1.2 compliant alerts can be received. Developers are able to set up applications that send alerts to users informing them of a change in schedule, a new appointment or detailed customer contact information;

    o Go.Web Queue-Manager - Go.Web Queue-Manager enables applications to be used even when the users find themselves outside of a coverage area. Queue-Manager will queue http requests and submit them when the user is back in coverage;

    o Open e-mail URL - Links sent in e-mail messages can be opened via the Go.Web Browser;

    o Enhanced Navigation - Users are able to easily open URLs via the Go.Web pull down menu. This feature, coupled with a new history function, offers enhanced Web navigation.

         During 2001, we also launched Go.Web OnPrem, a behind the firewall version of Go.Web. With Go.Web OnPrem, enterprise customers can enjoy all the same features and functionality of Go.Web with the additional security of a behind the firewall server.

         During 2001, we launched our Mobile Office product suite. Utilizing our Go.Web technology, Mobile Office enables users to securely access:

    o Business applications such as customer relationship management or CRM, enterprise resource planning or ERP, sales force automation or SFA and financial services;

    o Groupware and email (including attachments) such as Microsoft, Lotus, Novell, POP and IMAP;

    o Document libraries, and provides the ability to forward files via email or fax instantly;

    o    Intranet databases and documents;

    o Unified messaging application (voice and email notification, fax mailbox, paging services);

    o    Instant messaging application for fast group collaboration; and

    o Pertinent Internet data - travel (flight status, directions), news, weather, business information, most web sites.

Licensed Software Technology

         Cingular Interactive. The Cingular Interactive Paging Service, or IPS, is based on server software that we have licensed. We are one of a limited number of companies that have deployed an IPS gateway. This service provides two-way messaging on devices such as the RIM interactive devices.

Customer Service, Billing and Fulfillment

         We provide customer service and billing at our customer service center. We rely on a third party customer service provider to provide certain customer service functions on our behalf. Our customer service program provides our subscribers with the ability to contact us via a toll free telephone number, the Web, or email. Through our goamerica.net Web site, subscribers can access answers to Frequently Asked Questions and information about our services 24 hours a day, seven days a week. Through our Web site and customer service representatives, we verify that a potential subscriber will have wireless network coverage where such customer plans to use the service.

         For product fulfillment, we maintain a limited inventory of mobile devices and wireless modems at our headquarters which we buy from third-party manufacturers and resellers and use to fill rush orders. The majority of our fulfillment is completed by a third party vendor. We work closely with people on site at the third party vendor to load and configure custom software on mobile devices, activate wireless modems and perform quality assurance checks. Devices are then packed, shipped and tracked until the subscriber receives the product. For customers who already own a mobile device, we provide only the wireless modem and software application. Our subscribers are able to deal directly with us for all repair, replacement and warranty issues for devices we provide to them. Generally defective devices are returned to the manufacturer for replacement or credit.

         As of March 22, 2002, we had 49 customer service and technical support representatives who handle inquiries about our services, device features and wireless communications. Our customer service and technical support personnel are available 24 hours a day, seven days a week. We also expanded our e-commerce Web site capabilities to include self-provisioning, on-line billing, and interactive customer care during 2001. We provide corporate or individual customer billing for all subscription fees, devices and modems, and other fees.

Competition

         The market for our wireless data and Internet services is becoming increasingly competitive. The widespread adoption of industry standards in the wireless data communications market may make it easier for new market entrants and existing competitors to introduce services that compete against ours. We developed our solutions using standard industry development tools. Many of our agreements with wireless carriers, wireless handheld device manufacturers and data providers are non-exclusive. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services.

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

Research and Development

         Most of our product and service offerings are developed internally. We also purchase and license technology. We continue to enhance the features and performance of our existing products and services. In addition, we are continuing to develop new products to meet our customers' expectations of ongoing innovation and enhancement within our suite of products. With our acquisition of OutBack, we increased our development staff to 22 people.

         Our ability to meet our customers' expectations depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at a competitive prices. Consequently, we have made, and we intend to continue to make, investments in research and development.

Intellectual Property Rights

         We have not yet obtained patents on our technology that would preclude or inhibit competitors from using our technology. In February 2001, we filed a patent application on certain aspects of our Go.Web technology. The application is presently pending in the United States Patent and Trademark Office and has been filed internationally under the Patent Cooperation Treaty and in Argentina, Venezuela, Chile, Taiwan and Thailand. We also acquired two patent applications from Hotpaper relating to document generation over the Internet. These applications are presently pending before the United States Patent and Trademark Office and have been filed internationally under the Patent Cooperation Treaty and in Argentina, Venezuela, Chile, Taiwan and Thailand. We recently acquired a perpetual, royalty-free, worldwide license under two patents owned by Geoworks Corporation relating to wireless products and services. We rely on a combination of patent, copyright, trademark, service mark, trade secret laws, unfair competition law and contractual restrictions to establish and protect certain proprietary rights in our technology and intellectual property. We have applied for registration of our GoAmerica names and marks in the United States Patent and Trademark Office and in trademark offices in jurisdictions throughout the world, including but not limited to, U.S. federal trademark applications for the marks "GoAmerica", "Go.Web" and "Law-on-the-Go". The steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. In addition, the laws of certain foreign countries may not protect our technologies or intellectual property rights to the same extent as do the laws of the United States. We also rely on certain technologies that we license from third parties. These third-party technology licenses may not continue to be available to us on commercially attractive terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on our business, financial condition or results of operations. Third parties could claim infringement by us with respect to current or future technology. We expect that we and other participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause service or installation interruptions or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, financial condition or results of operations. We received a claim in November 1999, on behalf of ROTIS Technologies Corporation, that our technology relating to the wireless provision of stock quotes infringes a patent relating to a price quotation system, which patent expired on September 25, 2001. We believe that such claim is not material and is without merit. We intend to defend against such claim vigorously. Such claim has not been pursued by ROTIS and no specific claim for damages has been asserted. Therefore, no assurance can be made that such claim could not become material in the future. We also received in January 2000 an offer from NTP Incorporated to enter into negotiations to obtain a license under one or more of NTP's patent properties relating to wireless email systems. We have reviewed NTP's patents and do not believe that GoAmerica requires a license under those patents. NTP has not pursued its license offer.

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

Employees

         As of March 22, 2002, we had a total of 221 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Risk Factors

Risks Particular To GoAmerica

We have historically incurred losses and these losses will continue in the foreseeable future.

         We have never earned a profit. We had net losses of $120.3 million, $64.8 million and $11.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Since our inception, we have invested significant capital to build our wireless network operations and e-commerce systems as well as our billing system. During 2001, we have invested additional capital in the development of our software application Go.Web as well as the development of Mobile Office. We have acquired, and may continue to acquire and implement, new operational and financial systems and continue to invest in our network operations. We also provide and expect to continue to provide mobile devices made by third parties to our customers at prices below our costs for such devices. In addition, our costs of subscriber revenue, consisting principally of our purchase of wireless airtime from network carriers, have historically exceeded our subscriber revenue. Further, we have previously experienced negative overall gross margins, which consist of margins on our subscriber revenues, equipment sales and other revenue, and may experience negative overall gross margins again in the future. We have incurred operating losses since our inception and expect to continue to incur operating losses for at least the next several quarters. Therefore, we will need to generate significant revenue to become profitable and sustain profitability on a quarterly and annual basis.

         We may not achieve or sustain our revenue or profit goals, and our ability to do so depends on the factors specified elsewhere in "Risk Factors" - as well as on a number of factors outside of our control, including the extent to which:

    o our competitors announce and develop, or lower the prices of, competing services;

    o wireless network carriers, data providers and manufacturers of mobile devices (i) dedicate resources to selling our services or (ii) increase the costs of, or limit the use of, services or devices that we purchase from them; and

    o prices for our services decrease as a result of reduced demand or competitive pressures.

         As a result, we may not be able to increase revenue or achieve profitability on a quarterly and annual basis.

We may need additional funds which, if available, could result in increased interest expenses or additional dilution to our stockholders. If additional funds are needed and are not available, our business could be negatively impacted.

         We currently anticipate that our available cash resources will be sufficient to fund our operating needs for the next 12 months. As of December 31, 2001 we had $35.0 million in cash and cash equivalents ($24.2 million at March 31, 2002), exclusive of $1.4 million in restricted cash supporting certain letters of credit. In order to reduce operating expenses, during 2001, we reduced the number of our employees by outsourcing certain operating functions, modified certain of our pricing strategies to recover the costs incurred for roaming, and, in certain instances, suspended service to a limited number of subscribers contributing to excessive roaming costs. Our 2002 operating plan includes further reductions in headcount as well as significant reductions in sales and marketing expenditures and capital expenditures from the levels incurred during 2001. In the event we are unable to achieve our plans, additional further reductions may be required. We do, however, plan to raise additional capital either through public or private equity or debt financing to primarily finance the execution of our anticipated strategic initiatives. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes. If our plans or assumptions change or are inaccurate, we may be required to seek additional capital.

         If funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders will be reduced and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of such indebtedness would have rights senior to the rights of common stockholders and the terms of such indebtedness could impose restrictions on our operations. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot successfully execute our 2002 operating plan or raise adequate funds on acceptable terms, we may not be able to continue to fund our operations.

We have only a limited operating history, which makes it difficult to evaluate an investment in our common stock.

         We have only a limited operating history on which you can evaluate our business, financial condition and operating results. We face a number of risks encountered by early stage technology companies that participate in new technology markets, including our ability to:

    o manage our dependence on wireless data services which have only limited market acceptance to date;

    o maintain our engineering and support organizations, as well as our distribution channels;

    o negotiate and maintain favorable usage rates with telecommunications carriers;

    o    retain and expand our subscriber base at profitable rates;

    o recoup our expenses associated with the wireless devices we resell to subscribers;

    o manage expanding operations, including our ability to expand our systems if our subscriber base grows substantially;

    o    attract and retain management and technical personnel; and

    o anticipate and respond to market competition and changes in technologies such as wireless data protocols and wireless devices.

         We may not be successful in addressing or mitigating these risks and uncertainties, and if we are not successful our business could be significantly and adversely affected.

To generate increased revenue we will have to increase substantially the number of our subscribers, which may be difficult to accomplish.

         We will have to increase substantially the number of our subscribers in order to achieve our business plan. In addition to increasing our subscriber base, we will have to limit our churn, or the number of subscribers who deactivate our service. Adding new subscribers will depend to a large extent on the success of our direct and indirect distribution channels and acquisition strategy, and there can be no assurance that they will be successful. Limiting our churn rate will require that we provide our subscribers with a favorable experience in using our wireless service. Our subscribers' experience may be unsatisfactory to the extent that our service malfunctions or our customer care efforts, including our Web site and 800 number customer service efforts, do not meet or exceed subscriber expectations. In addition, factors beyond our control, such as technological limitations of the current generation of wireless devices, which may cause our subscribers' experience with our service to not meet their expectations, could increase our churn rate and adversely affect our revenues.

         The sales cycle for enterprise customers is typically longer than that for individual customers which may negatively impact our near term subscriber and revenue growth forecasts.

         During the last fiscal year, our subscriber base has shifted from primarily individual customers to primarily enterprise customers. We plan to continue to focus on increasing the number of our enterprise customers. Generally, the sales cycle for such enterprise customers is longer than that for individual customers because the product and service deployments are on a larger scale and are more complicated, requiring a longer decision-making period. Such longer sales cycle may negatively impact our near term subscriber and revenue growth forecasts.

We need to improve our systems to monitor our wireless airtime costs more effectively.

         We seek to reduce our wireless airtime costs by periodically matching our subscribers' airtime usage needs to the most appropriate, lowest cost wireless carrier plans. It is possible for a small number of subscribers, if we do not assign them to the proper airtime pricing plan, to significantly increase our costs. The current systems that we use to monitor the airtime charges that we incur from our wireless carriers do not permit us to timely and effectively respond to changes in volume and geographic location of subscriber usage, which directly impact our costs of subscriber revenue. We currently use a manual system to track such costs and monitor wireless plan usage. We have acquired and developed those automated control systems; however, those automated systems have not been implemented. Therefore, we cannot assure you that we will be able to successfully implement usage of such automated control systems or, if implemented, that our automated control systems will be able to monitor all subscriber usage or improve our gross margins.

We have historically experienced and may again experience negative gross margins on our subscriber revenue.

         We intend to pass through to our subscribers all the airtime charges that we incur from our wireless carriers; however, we have not always been and will not always be able to pass through such charges because the pricing plans offered to us by our wireless carriers and to which we assign our subscribers may not allow us to always cover our subscriber costs. For example, many of our subscribers have contracted for our Go.Unlimited Plan, which provides for unlimited nationwide wireless Internet service for a fixed monthly fee. If we assign those subscribers to a carrier plan that charges us an increasing fee as subscriber usage increases, then as subscriber usage and our related airtime costs increase, our margins on subscriber revenues would decrease and may become negative. Our airtime costs also increase substantially when CDPD subscribers use our services outside of their pre-determined geographic area, which results in roaming charges to us by the carriers that we historically did not pass on to our subscribers. During 2001, we began charging our subscribers a per kilobyte fee for usage while roaming. We cannot assure you that we will be able to recover these charges or that the charging of such fees will not increase our churn rate. We have commenced acquisition and development of automated control systems. We may not be able to successfully complete the acquisition or development of the automated systems necessary to monitor our subscribers' usage and roaming patterns and quickly switch our subscribers to a more appropriate, lower cost airtime plan. In addition, while we continually seek to negotiate better pricing of wireless airtime plans with our carriers, we cannot assure you that we will be successful in that regard.

We subsidize the mobile devices that we resell which results in negative gross margins on our equipment revenue.

         In order to facilitate the sale of our wireless Internet services, the sales prices of the mobile devices manufactured by third parties that we sell to our subscribers may be below our costs for such devices. Additionally, we have also provided many of our resellers and marketing alliance partners with complimentary mobile devices and GoAmerica service during a trial period in order to facilitate additional sales of our services. As a result, we have experienced, and expect to continue to experience, negative gross margins on the mobile devices that we resell.

We may acquire or make investments in companies or technologies that could cause loss of value to our stockholders and disruption of our business.

         We intend to explore opportunities to acquire companies, technologies or subscribers in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

    o failure to integrate the acquired assets and/or companies with our current business;

    o    the price we pay may exceed the value we eventually realize;

    o loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;

    o potential loss of key employees from either our current business or the acquired business;

    o    entering into markets in which we have little or no prior experience;

    o    diversion of management's attention from other business concerns;

    o assumption of unanticipated liabilities related to the acquired assets; and

    o the business or technologies we acquire or in which we invest may have limited operating histories and may be subject to many of the same risks we are.

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

This development and expansion has placed, and we expect it to continue to place, significant strain on our managerial, operational and financial resources. We may be unable to develop and expand our systems and operations for one or more of the following reasons:

    o we may not be able to locate or hire at reasonable compensation rates qualified engineers and other employees necessary to expand our capacity on a timely basis;

    o we may not be able to obtain the hardware necessary to expand the subscriber capacity of our systems on a timely basis;

    o we may not be able to expand our customer service, billing and other related support systems; and

    o we may not be able to obtain sufficient additional capacity from wireless carriers on a timely basis.

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

         We believe that our business prospects depend in part on our ability to maintain and improve our current services and to develop new services. Our services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our service offerings, major new wireless data services and service enhancements require long development and testing periods. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. Additionally, our new services and service enhancements may not achieve market acceptance.

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

         The wireless and data communications industries are characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our services are integrated with wireless handheld devices and the computer systems of our corporate customers. Our services must also be compatible with the data networks of wireless carriers. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our success will depend, in part, on our ability to accomplish all the following in a timely and cost-effective manner:

    o    effectively use and integrate new technologies;

    o    continue to develop our technical expertise;

    o    enhance our wireless data, engineering and system design services;

    o    develop applications for new wireless networks and services;

    o    develop services that meet changing customer needs;

    o    advertise and market our services; and

    o influence and respond to emerging industry standards and other changes.

We depend upon wireless carriers' networks. If we do not have continued access to sufficient capacity on reliable networks, our business will suffer.

         Our success partly depends on our ability to buy sufficient capacity on or offer our services over the networks of wireless carriers such as AT&T Wireless, Cingular Interactive, Motient, Verizon Wireless and VoiceStream and on the reliability and security of their systems. We depend on these companies to provide uninterrupted and "bug free" service and would be adversely affected if they failed to provide the required capacity or needed level of service. During 2001, some wireless carriers experienced financial difficulties and sought protection under the bankruptcy laws. We cannot assure you that these companies will emerge from bankruptcy or that others will not seek similar protection. Such bankruptcies may result in discontinued or interrupted service and fewer network alternatives. In addition, although we have some forward price protection in our existing agreements with certain carriers, we could be adversely affected if wireless carriers were to increase the prices of their services. Our existing agreements with the wireless carriers generally have one-to-three year terms. Some of these wireless carriers are, or could become, our competitors.

We depend on third parties for sales of our products and services which could result in variable and unpredictable revenues.

         We rely substantially on the efforts of others to sell many of our wireless data communications services. We are increasingly dependent on our indirect distribution alliance partners for implementation of our sales and marketing initiatives. Should our relationship with any such distribution alliance partners cease or be less successful than anticipated, the number of subscribers we obtain, subscriber revenue and equipment revenue may decrease or not meet current growth expectations. While we monitor the activities of our distributors and resellers, we cannot control how those who sell and market our products and services perform and we cannot be certain that their performance will be satisfactory. If the number of customers we obtain through these efforts is substantially lower than we expect for any reason, this would have an adverse effect on our business, operating results and financial condition.

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

         A significant barrier to the growth of electronic commerce and wireless data services has been the need for secure and reliable transmission of confidential information. Our existing wireless data services are dependent on near immediate, continuous feeds from various sources. The ability of our subscribers to quickly access data requires timely and uninterrupted connections with our wireless network carriers. Any significant disruption from our backup landline feeds could result in delays in our subscribers' ability to receive such information. In addition, our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third party were able to misappropriate our subscribers' personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could adversely impact our business. There can be no assurance that our systems will operate appropriately if we experience a hardware or software failure. A failure in our systems could cause delays in transmitting data and, as a result, we may lose customers or face litigation that could adversely affect our business.

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

         The market for our services is expected to become increasingly competitive. The widespread adoption of industry standards in the wireless data communications market may make it easier for new market entrants and existing competitors to introduce services that compete against ours. We developed our solutions using standard industry development tools. Many of our agreements with wireless carriers, wireless handheld device manufacturers and data providers are non-exclusive. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

    o wireline Internet service providers and portals, such as America Online, Earthlink, MSN and Yahoo!;

    o wireless device manufacturers, such as Palm, Handspring, Motorola and RIM;

    o wireless network carriers, such as AT&T Wireless, Verizon Wireless, Cingular Interactive, Sprint PCS, VoiceStream and Nextel
         Communications, Inc.; and

    o emerging wireless Internet services providers, including Neomar, AvantGo and those, such as Aether Systems, Inc., focusing on specific industries.

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

         Our success substantially depends on our ability to sell services which are dependent on certain intellectual property rights. We currently do not have patents on any of our intellectual property. We have filed for a patent on certain aspects of our Go.Web technology and have also acquired two patent applications from Hotpaper. We cannot assure you we will be successful in protecting our intellectual property through patent law. In addition, although we have applied for U.S. federal trademark protection, we do not have any U.S. federal trademark registrations for the marks "GoAmerica", "Go.Web", or certain of our other marks and we may not be able to obtain such registrations. We rely primarily on trade secret laws, patent law, copyright law, trademark law, unfair competition law and confidentiality agreements to protect our intellectual property. To the extent that our technology is not adequately protected by intellectual property law, other companies could develop and market similar products or services which could adversely affect our business.

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

         Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors. These factors include:

    o    the demand for and market acceptance of our services;

    o downward price adjustments by our competitors on services they offer that are similar to ours;

    o    changes in the mix of services sold by our competitors;

    o technical difficulties or network downtime affecting wireless communications generally;

    o the ability to meet any increased technological demands of our customers; and

    o    economic conditions specific to our industry.

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

         We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to a variety of factors, including:

    o    announcements of technological or competitive developments;

    o    acquisitions or strategic alliances by us or our competitors;

    o    the gain or loss of a significant customer or order;

    o changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry; or

    o    general market or economic conditions.

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

Item 2.  Properties.

Facilities

         We own no real property. Our principal offices are located in Hackensack, New Jersey. The premises located at 433 Hackensack Avenue consists of approximately 22,458 square feet and the related lease expires on August 31, 2010. The premises located at 401 Hackensack Avenue consists of approximately 15,917 square feet and the related lease expires on May 14, 2007. In addition to the network operating facility at our Hackensack office, in December 1999, we entered into a Facilities Maintenance Agreement with Data General, a division of EMC Corporation, pursuant to which we operate a network operating center at their facility in New York City. The initial term of the Facilities Maintenance Agreement shall run until February 29, 2004. The New York facility, located at 55 Broad Street, is our primary network operating center. The New York facility consists of approximately 7,000 square feet. The offices of Wynd are located in San Luis Obispo, California and consist of approximately 7,391 square feet. Our lease on the Wynd offices expires on January 31, 2004. The offices of Hotpaper are located in San Francisco, California. The Hotpaper offices consist of approximately 9,203 square feet and the lease expires on December 5, 2002. The offices of OutBack are located in San Luis Obispo, California and consist of approximately 4,018 square feet. Our lease on the OutBack offices expires on July 31, 2004. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an "as needed" basis.

Item 3.  Legal Proceedings.

         On February 15, 2002, Eagle Truck Lines Inc. (a/k/a AirEagle, Inc.) filed suit against GoAmerica, Inc. in the Superior Court of the State of California for the County of Los Angeles seeking payment in an amount not less than $590,000, plus damages, expenses, interest and costs of suit, based on the alleged failure of GoAmerica, Inc., as successor in interest to Flash Creative Management, Inc., to perform its obligations pursuant to a written contract dated on or about July 2, 1999, by and between Flash and AirEagle. AirEagle alleged that GoAmerica, Inc. assumed the rights and liabilities under such contract as a result of its purchase of substantially all of the assets of Flash in November 2000. AirEagle further alleged that it has completely performed its obligations under the contract and that GoAmerica has failed to complete its development services and deliver the software product contemplated by the contract and was thus unjustly enriched. This matter is in its early stages and we intend to vigorously defend such matter. There can be no assurance, however, that such matter will be decided in our favor.

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

         The last reported price for our common stock on the Nasdaq National Market on March 22, 2002 was $1.59. The following table sets forth the high and low sales prices for our common stock from its first day of trading on April 7, 2000 through December 31, 2001 as reported on the Nasdaq National Market.

            Quarter Ended                      High                  Low
-------------------------------------------------------------------------------
June 30, 2000(1)..................             $19.31                $5.25
September 30, 2000................             $15.69                $7.06
December 31, 2000.................             $12.19                $4.25
March 31, 2001....................              $7.25                $1.66
June 30, 2001.....................              $4.50                $1.69
September 30, 2001................              $2.15                $0.80
December 31, 2001.............                  $3.05                $0.66

------------
(1) Represents high and low sales prices for the period from April 7, 2000, when our common stock began trading on the Nasdaq National Market to the end of the second quarter.

         As of March 22, 2002, the approximate number of holders of record of our common stock was 299 and the approximate number of beneficial holders of our common stock was 19,837.

Related Stockholder Matters

         We have never declared or paid any cash dividends on our common stock. We intend to retain earnings, if any, to fund future growth and the operation of our business.

         The following information relates to all securities issued by us during the fourth quarter of 2001 which were not registered under applicable securities laws at the time of grant, issuance and/or sale:

         1.       Option Grants

                  On December 19, 2001, we granted stock options to various employees pursuant to our 1999 Stock Plan. All of such stock options were granted at an exercise price equal to the fair market value on the close of business on the date of grant, with four year vesting. The aggregate number of shares of common stock underlying such stock option grants totaled 130,160.

         2.       Common Stock Issuances

                  Acquisition of OutBack

                  On November 13, 2001, we acquired OutBack pursuant to the Merger Agreement and Plan of Reorganization by and among GoAmerica, Inc., GoAmerica Acquisition III Corp. and OutBack Resource Group, Inc. In consideration for the acquisition, we issued 134,996 restricted shares of our common stock to OutBack equal in value to approximately $130,000 based upon the average closing price of our common stock on the Nasdaq National Market for five
(5) trading days immediately preceding the acquisition.

         3.       Warrants

                  On November 13, 2001, we issued warrants to OutBack pursuant to the Merger Agreement and Plan of Reorganization by and among GoAmerica, Inc., GoAmerica Acquisition III Corp. and OutBack Resource Group, Inc. All such warrants were granted at an exercise price of $3.00 per share, with a three year exercise period from the date of grant. The aggregate number of shares of common stock underlying such warrant grants totaled 67,500.

                  We did not employ an underwriter in connection with the issuance of the securities described in this Item 5. We believe that the issuances of the foregoing securities were exempt from registration under either
(i) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about GoAmerica.

Use of Proceeds

         On April 6, 2000, the Commission declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the Commission in connection with our initial public offering of common stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect, now Harrisdirect. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 10,000,000 shares of our common stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6 million. As of December 31, 2001, approximately $35.0 million of the $146.2 million in net proceeds received by us upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $111.2 million of the net proceeds have been specifically applied as follows: (i) $5.1 million for the acquisition of other businesses, (ii) $29.8 million for sales and marketing expenses, (iii) $10.4 million for the purchase of capital assets, and (iv) $65.9 million for working capital needs.

Item 6.  Selected Consolidated Financial Data.

         The selected consolidated financial data set forth below with respect to our statement of operations data for the years ended December 31, 2001, 2000 and 1999, and with respect to the consolidated balance sheet data at December 31, 2001 and 2000 are derived from and are qualified by reference to our audited consolidated financial statements and related notes thereto found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." Our consolidated statement of operations data for the years ended December 31, 1998 and 1997 and consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

                                                                   Years Ended December 31,
                                           ---------------------------------------------------------------------------
                                                           (In thousands, except for per share data)
                                               2001           2000           1999            1998           1997
                                           -----------     ----------     ----------     ----------      ----------
Consolidated Statement of Operations Data:
   Revenues (1):
     Subscriber.......................     $   28,308      $    8,535     $    1,104     $      360      $      115
     Equipment........................         10,088           5,097          1,420            449              33
     Other............................            618             242            207             18              25
                                           ----------      ----------     ----------     ----------      ----------
   Total revenue......................         39,014          13,874          2,731            827             173
                                           ----------      ----------     ----------     ----------      ----------
   Costs and expenses:
     Cost of subscriber revenue.......         22,578           7,194          4,051            304              88
     Cost of equipment revenue........         20,665           6,090          1,648            532              15
     Cost of network operations.......          3,264             623            375             --              --
     Sales and marketing..............         24,700          35,807          3,283            909             243
     General and administrative.......         40,685          26,853          3,970          1,549             841
     Research and development.........          4,174             762            465             --              --
     Depreciation and amortization....          2,987             994            275            124              32
     Amortization of goodwill and other
        intangibles...................         18,398           7,247             --             --              --
     Impairment of long-lived assets..         25,511              --             --             --              --
     Settlement costs.................             --              --            297             --              --
                                           ----------      ----------     ----------     ----------      ----------
   Total costs and expenses...........        162,962          85,570         14,364          3,418           1,219
                                           ----------      ----------     ----------     ----------      ----------
   Loss from operations...............       (123,948)        (71,696)       (11,633)        (2,591)         (1,046)
   Interest income, net...............          3,099           6,944            165             14              --
                                           ----------      ----------     ----------     ----------      ----------
   Net loss before benefit from income
        taxes ........................     $ (120,849)     $  (64,752)    $  (11,468)    $   (2,577)     $   (1,046)
   Income tax benefit.................            578              --             --             --              --
                                           ----------      ----------     ----------     ----------      ----------
   Net loss...........................     $ (120,271)     $  (64,752)    $  (11,468)    $   (2,577)     $   (1,046)
                                           ----------      ----------     ----------     ----------      ----------
   Beneficial conversion feature and
        accretion of redemption value
        of mandatorily redeemable
        convertible preferred stock ..             --         (30,547)       (10,463)            --              --
                                           ----------      ----------     ----------     ----------      ----------
   Net loss applicable to common
        stockholders .................     $ (120,271)     $  (95,299)    $  (21,931)    $   (2,577)     $   (1,046)
                                           ==========      ==========     ==========     ==========      ==========
   Basic net loss per share applicable
        to common stockholders .......     $    (2.27)     $    (2.19)    $    (1.02)    $    (0.14)     $    (0.07)
                                           ===========     ===========    ===========    ===========     ===========
   Diluted net loss per share
        applicable to common
        stockholders .................     $    (2.25)     $    (2.18)    $    (1.00)    $    (0.14)     $    (0.06)
                                           ==========      ==========     ==========     ==========      ==========
   Weighted average shares used in
        computation of basis net loss
        per share applicable to common
        stockholders .................         53,027          43,426         21,590         18,391          16,083
   Weighted average shares used in
     computation of diluted net loss
     per share applicable to common
     stockholders.....................         53,354          43,678         22,025         18,826          16,518

(1) On April 1, 2001, we adopted EITF 00-14, "Accounting for Certain Sales Incentives," which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Adoption of EITF 00-14 resulted in the reclassification of certain sales incentives as a reduction of subscriber revenue, however, had no impact on total revenues. All prior period amounts have been reclassified to conform with current year presentation.

                                                                      As of December 31,
                                         ------------------------------------------------------------------------------
                                                                        (In thousands)
                                              2001            2000            1999           1998            1997
                                         --------------- --------------- --------------- -------------- ---------------
Balance Sheet Data:
Cash and cash equivalents...........         $34,977        $114,411         $6,344          $1,961          $20
Working capital (deficit)...........          33,292         113,530          2,426           1,476         (143)
Total assets........................          87,785         207,746          9,757           3,010          324
Series A redeemable convertible
   preferred stock..................              --              --         20,755              --           --
Series B redeemable convertible
   preferred stock .................              --              --             --              --           --
Total stockholders' equity (deficit)          66,413         181,530        (16,659)          2,225          148


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The results shown in this Annual Report of Form 10-K are not necessarily indicative of the results we will achieve in any future periods.

Overview

         We are a wireless data and Internet solutions provider. We derive our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and e-commerce system as well as our billing system. Recently, we have invested additional capital in the development of our software applications Go.Web and Mobile Office as well as other software applications. We provide and expect to continue to provide mobile devices made by third parties to our customers at prices below our costs for such devices. We also expect to continue to incur sales and marketing, systems development and administrative expenses. We have incurred operating losses since our inception and expect to continue to incur operating losses for at least the next several quarters. Therefore, we will need to significantly improve our overall gross margins, further reduce our selling, general and administrative expenses and generate significant revenue to become profitable and sustain profitability on a quarterly or annual basis. We will have to increase substantially our subscriber base in order to achieve our business plan.

         Our subscriber revenue primarily consists of monthly service fees, which we recognize as revenue when the services are provided to the subscriber. Subscriber revenue accounted for approximately 72.6%, 61.5% and 40.4% of our total revenue during 2001, 2000 and 1999, respectively. We currently offer a variety of mobile data service plans. Our Go.Unlimited Plan, which is our most utilized plan, provides unlimited data usage on any mobile device for a fixed monthly fee, which currently ranges from $39.95 to $59.95 for retail subscribers. During 2001, we began charging our subscribers a per kilobyte fee for using a mobile device outside of a designated geographical area, or roaming, such fees are recognized as revenue when collected due to our limited history in collecting these amounts. We also generally charge a non-refundable activation fee upon initial subscription. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts which is generally six months, one year or two years. We offer new subscribers a 14-day trial period during which they can cancel our service without any penalty, although we do not refund the pro-rated fee for that trial period, which we include in our revenue. Subscribers to our plans are subject to six-month, one-year or two-year contracts that provide for early cancellation fees.

         We also typically sell third-party mobile devices in conjunction with a service agreement to a new subscriber. Equipment revenue accounted for approximately 25.8%, 36.8% and 52.0% of our total revenue during 2001, 2000 and 1999, respectively. We recognize equipment revenue at the time of the shipment of the mobile device to a subscriber. During 2001, approximately 34% of our subscribers purchased a mobile device upon their initial subscription. Over time, we expect that such percentage will decrease as mobile devices for data transmission become more prevalent.

         In addition to our subscriber and equipment revenue, we historically have generated other revenue which consists of consulting services relating to the development and implementation of wireless data systems for certain corporate customers. We do not intend for consulting services to be a significant element of our business in the future. Such consulting revenue is typically recognized as the work is performed.

         During 2001, we experienced negative overall gross margins, which consist of our subscriber revenue, equipment revenue and other revenue offset by the cost of subscriber revenue, cost of equipment revenue and cost of network operations, exclusive of depreciation and amortization expense. Included in the negative overall gross margin was a $8.1 million non-cash inventory charge related to an adjustment to value our inventory at the lower of cost or market and the establishment of a reserve for unit quantities in excess of expected demand. We expect to achieve positive overall gross margins during 2002 primarily because of continuing positive gross margins on our subscriber revenue, which will be partially offset by continuing negative gross margins on our resale of equipment. We believe that our gross margins on subscriber revenue will improve during 2002 as a result of, among other things, reduced costs associated with roaming usage and price changes. Our cost of subscriber revenue consists primarily of wireless airtime costs. Our airtime costs are determined by agreements we have with several wireless carriers. Typically, we have one to three-year contracts to buy data network capacity either for an agreed amount of kilobytes per subscriber at a flat fee or on a cents-per-kilobyte basis. We intend to pass through to our subscribers all the airtime charges that we incur from our wireless carriers; however, we have not always been and will not always be able to pass through such charges because the pricing plans offered to us by our wireless carriers to which we assign our subscribers may not allow us to always cover our subscriber costs. For example, if we assign our Go.Unlimited Plan subscribers to a carrier plan that charges us an increasing fee as subscriber usage increases, then as subscriber usage and our related airtime costs increase, our margins on subscriber revenues would decrease.

         Our airtime costs also increase substantially when subscribers use our services outside of their pre-determined geographic area, which results in roaming charges to us by the carriers that we historically did not pass on to our subscribers. During 2001, we began charging our subscribers a per kilobyte fee for usage while roaming. Such charges may increase our churn rate which could decrease our subscriber revenue. In accordance with our revenue recognition policies, we are not recognizing revenue associated with roaming usage until it is actually collected. However, we are recognizing 100% of related roaming charges when incurred. We do not have and may not be able to develop the automated systems necessary to monitor our subscribers' usage and roaming patterns and quickly switch our subscribers to a more appropriate, lower cost airtime plan. In addition, while we continually seek to negotiate better pricing of wireless airtime plans with our carriers, we cannot assure you that we will be successful in that regard. We also have experienced, and expect to continue to experience, negative gross margins on the mobile devices that we resell. See "Risk Factors" for a discussion of the risks relating to our historically negative gross margins and our need to improve our systems.

         Our sales and marketing expenses consist primarily of compensation and related costs for marketing personnel, advertising and promotions, travel and entertainment and other related costs. We expect sales and marketing expenses to decrease as a percentage of sales as we continue to leverage our distribution relationships to further our sales and marketing initiatives, as well as reducing costs as set forth in our 2002 operating plan. Our general and administrative expenses consist primarily of compensation and related costs for general corporate and business development, along with rent and other related costs. We expect general and administrative expenses to decrease as a percentage of our annual revenues primarily due to completion of the development and implementation of our e-commerce and customer billing systems, as well as reducing costs as set forth in our 2002 operating plan. Our research and development expenses consist primarily of compensation and related costs and professional service fees. Depreciation and amortization expenses consist primarily of depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases.

         During 1999 and the first quarter of 2000, we granted options to certain of our employees at exercise prices below the deemed fair market value per share of our common stock. Such grants resulted in non-cash employee compensation expenses based on the difference, on the date of grant, between the fair market value and the exercise price of stock options granted to employees. The resulting deferred employee compensation is being amortized over the vesting periods of the grants. During 2001, we incurred an aggregate of $4.0 million in non-cash employee compensation as a result of stock option and warrant grants during 1999 and the first quarter of 2000 which were granted at prices below the fair market value of our common stock. During 2002, we expect to incur an aggregate of $2.4 million in non-cash employee compensation expense as a result of these grants and the remaining balance of deferred compensation will be amortized in future periods.

         Net interest income consists primarily of interest earned on cash and cash equivalents. We expect interest income to decrease as we continue to utilize funds during the course of our operations.

         During 2000, we acquired Wynd and Hotpaper as well as certain assets and liabilities of Flash for an aggregate purchase price of approximately $65.7 million. The purchase price of these entities included the issuance of an aggregate of 5,437,388 shares of our common stock and cash (net of cash acquired) of approximately $7.7 million, including merger related costs. As a result of these acquisitions, we recorded intangibles including trade names, developed technology, assembled work force and customer lists aggregating approximately $22.5 million and goodwill of approximately $44.8 million.

         During 2001, we identified indicators of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets recorded with regard to the acquisitions of Wynd, Hotpaper and Flash. Such indicators included the continued deterioration in the business climate for wireless Internet service providers, significant declines in the market values of the our competitors in the wireless Internet services industry, recent changes in our 2002 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses. We determined the carrying value of these long-lived assets exceeded their respective fair values, thus requiring a write-down totaling $25.4 million.

Critical Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and recoverability of our intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. We derive our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. We also charge our CDPD subscribers a per kilobyte fee for using a mobile device outside of a designated geographical area, or roaming, such fees are recognized as revenue when collected. We also generally charge a non-refundable activation fee upon initial subscription. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts which is generally six months, one year or two years. Equipment revenue is recognized upon shipment and transfer of title to the end user. We also provide mobile devices to our customers at prices below our costs as incentives for customers to enter into service agreements. Such incentives are recorded as a reduction to subscriber and equipment revenue, at the time of sale, allocated based upon the relative fair value of the equipment and services provided as determined by their list selling prices. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market conditions. When warranted, we write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze our goodwill for impairment issues during the first six months of 2002, and on an annual basis thereafter or upon the occurrence of an impairment indicator. During the year ended December 31, 2001, we recorded a $25.4 million charge for impairment of long-lived assets arising from our acquisitions made during 2000.

Results of Operations

         The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                                      Percentage of Revenue
                                                           -----------------------------------------
                                                                          Years Ended
                                                                          December 31,
                                                           -----------------------------------------
                                                              2001            2000          1999
                                                              ----            ----          ----
Revenue:
     Subscriber......................................          72.6%            61.5%         40.4%
     Equipment.......................................          25.8             36.8          52.0
     Other...........................................           1.6              1.7           7.6
                                                           --------         --------       -------
         Total revenue...............................         100.0            100.0         100.0
Costs and expenses:
     Cost of subscriber revenue......................          57.9             51.9         148.3
     Cost of equipment revenue.......................          53.0             43.9          60.4
     Cost of network operations......................           8.4              4.5          13.7
     Sales and marketing.............................          63.2            258.1         120.2
     General and administrative......................         104.3            193.5         145.4
     Research and development........................          10.7              5.5          17.0
     Depreciation and amortization...................           7.7              7.2          10.1
     Amortization of intangibles.....................          47.2             52.2            --
     Impairment of long-lived assets.................          65.3                --           --
     Settlement costs................................             --               --         10.9
                                                           ---------        ---------      -------
         Total costs and expenses....................         417.7            616.8         526.0
                                                           --------         --------         -----
         Loss from operations........................         317.7            516.8         426.0
Interest income......................................           7.9             50.1           6.0
Income tax benefit...................................           1.5                --           --
                                                           --------         ---------      -------
         Net loss....................................         308.3%           466.7%        420.0%
                                                           ========         ========       =======

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Subscriber revenue. Subscriber revenue increased to $28.3 million for the year ended December 31, 2001 from $8.5 million for the year ended December 31, 2000. The increase was primarily due to having a larger average subscriber base in the year ended December 31, 2001 than in the year ended

December 31, 2000. Our subscriber base increased to 140,927 subscribers at December 31, 2001 from 47,632 subscribers at December 31, 2000. A significant portion of such new subscribers were enterprise customers. The sales cycle for enterprise customers is longer than that for individual customers, which has resulted in a decrease to our subscriber revenue growth rate. We expect the number of our subscribers will increase primarily as a result of our continued leveraging of strategic agreements. Our average monthly revenue per user, or ARPU decreased to $25.02 for the year ended December 31, 2001 from $26.59 for the year ended December 31, 2000. The decline in ARPU was due to an increase in the number of new subscribers from the sale of our Go.Web value added services, which generally have a lower monthly ARPU than our full-service offerings. During 2001, we began charging our subscribers a per kilobyte fee for roaming. Amounts billed to subscribers for roaming that have been recognized as revenue have been insignificant to date.

         Equipment revenue. Equipment revenue increased to $10.1 million for the year ended December 31, 2001 from $5.1 million for the year ended December 31, 2000. This increase was primarily due to an increase in the number of the mobile devices sold to an increased number of subscribers during the year ended December 31, 2001 compared to the year ended December 31, 2000.

         Other revenue. Other revenue increased to $618,000 for the year ended December 31, 2001 from $242,000 for the year ended December 31, 2000. This increase was primarily due to the November 2000 acquisition of Flash, resulting in additional revenues from consulting services. We have not otherwise pursued consulting projects and services, nor do we plan to in the future.

         Cost of subscriber revenue. Cost of subscriber revenue increased to $22.6 million for the year ended December 31, 2001 from $7.2 million for the year ended December 31, 2000. This increase was due to an increase in our subscriber base and the related increase in airtime usage, as well as higher than anticipated roaming costs incurred, during the year ended December 31, 2001, as compared to the year ended December 31, 2000. Roaming costs were $6.5 million for the year ended December 31, 2001. These costs were partially offset when we renegotiated certain contractual obligations resulting in a $1.9 million one-time reduction of accruals for certain subscriber-related costs recorded in prior periods. We expect roaming costs either to be recovered as we now bill our subscribers for these costs or reduced as a result of our new pricing plans. We expect the number of subscribers and related use of our services to increase, which will result in increased costs of subscriber airtime.

         Cost of equipment revenue. Cost of equipment revenue increased to $20.7 million for the year ended December 31, 2001 from $6.1 million for the year ended December 31, 2000. This increase primarily was due to inventory related charges of approximately $8.1 million as well as an increase in the number of mobile devices sold during the year ended December 31, 2001 compared to the year ended December 31, 2000. The inventory related charges primarily relate to wireless modems supporting laptop and older PALM OS based models for which sales were lower than expected and a charge for a lower of cost to market adjustment related to other equipment which remained unsold.

         Cost of network operations. Cost of network operations increased to $3.3 million for the year ended December 31, 2001 from $623,000 for the year ended December 31, 2000. This increase was due to the opening of our Wireless Internet Connectivity Center in New York City during the fourth quarter 2000.

         Sales and marketing. Sales and marketing expenses decreased to $24.7 million for the year ended December 31, 2001 from $35.8 million for the year ended December 31, 2000. This decrease primarily was due to decreased advertising costs paid to third parties of approximately $14.5 million, partially offset by an increase in salaries and benefits for personnel performing sales and marketing activities of approximately $3.1 million. We expect sales and marketing expenses to decline further as we continue to leverage our distribution relationships to further our sales and marketing initiatives, as well as reducing costs as set forth in our 2002 operating plan.

         General and administrative. General and administrative expenses increased to $40.7 million for the year ended December 31, 2001 from $26.9 million for the year ended December 31, 2000. This increase primarily was due to increased salaries and benefits for personnel performing business development and general corporate activities of approximately $10.7 million, the outsourcing of our customer and technical support centers of approximately $4.2 million, increase in our bad debt expense of approximately $3.8 million, increased facility costs of approximately $1.5 million, infrastructure buildout of approximately $2.7 million, which was incrementally increased as a result of the acquisitions of Hotpaper and Flash and was partially offset by a decrease of approximately $9.1 million in stock-based compensation. We expect general and administrative expenses to decline as a percentage of revenue as we complete certain phases of our infrastructure buildout, as well as reducing costs as set forth in our 2002 operating plan.

         Research and development. Research and development expense increased to $4.2 million for the year ended December 31, 2001 from $762,000 for the year ended December 31, 2000. This increase was primarily due to our continued development and enhancement of our proprietary Go.Web technology. We expect research and development expenses to decline as we utilize resources from our recent purchase of OutBack to continue to develop and maintain our Go.Web technology rather than using outside consultants.

         Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles increased for the year ended December 31, 2001 to $18.4 million from $7.2 million for the year ended December 31, 2000. This was primarily attributable to a full year of amortization of goodwill and other intangibles arising from the acquisitions of Wynd, Hotpaper and Flash.

         Impairment of long-lived assets. During the fourth quarter of 2001, we identified indicators of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets recorded upon the acquisitions of Wynd, Hotpaper and Flash. Such indicators included the continued deterioration in the business climate for wireless Internet service providers, significant declines in the market values of our competitors in the wireless Internet services industry, recent changes in our 2002 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses. With the assistance of independent valuation experts, we performed asset impairment tests and determined the fair value of the impaired long-lived assets for the respective acquired entities. Fair value was determined primarily using the discounted cash flow method. A write-down of goodwill and intangible assets totaling $25.4 million was recorded during the fourth quarter of 2001, reflecting the amount by which the carrying amount of the assets exceed their respective fair values. The write-down consisted of $13.0 million for goodwill, $12.4 million for other acquired intangible assets. In addition, a write-down of property and equipment totaling $97,000 was recorded during the fourth quarter of 2001.

         Interest income, net. Interest income decreased to $3.1 million for the year ended December 31, 2001 from $6.9 million for the year ended December 31, 2000. This decrease was primarily due to the use of cash to fund our losses from operations and for infrastructure build out.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Subscriber revenue. Subscriber revenue increased to $8.5 million for the year ended December 31, 2000 from $1.1 million for the year ended December 31, 1999. The increase was primarily due to having a larger average subscriber base in the year ended December 31, 2000 than in the year ended December 31, 1999 as a result of increased sales and marketing efforts and our acquisition of Wynd. Our subscriber base increased to 47,632 subscribers at December 31, 2000 from 5,859 subscribers at December 31, 1999. The increase in subscriber revenue was offset in part by lower average revenue per subscriber resulting primarily from an increase in the number of new subscribers from the sale of our Go.Web value added services, which generally have a lower monthly ARPU than our full-service offerings.

         Equipment revenue. Equipment revenue increased to $5.1 million for the year ended December 31, 2000 from $1.4 million for the year ended December 31, 1999. This increase was primarily due to an increase in the number of the mobile devices sold during the year ended December 31, 2000 compared to the year ended December 31, 1999.

         Other revenue. Other revenue increased to $242,000 for the year ended December 31, 2000 from $207,000 for the year ended December 31, 1999. This increase was primarily due to the acquisition of Flash, resulting in additional revenues from consulting services.

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

         Cost of network operations. Cost of network operations increased to $623,000 for the year ended December 31, 2000 from $375,000 for the year ended December 31, 1999. This increase was due primarily to the opening of our Wireless Internet Connectivity Center in New York City during the fourth quarter 2000.

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

         General and administrative. General and administrative expenses increased to $26.9 million for the year ended December 31, 2000 from $4.0 million for the year ended December 31, 1999. This increase was primarily due to the addition of salaries and benefits of $2.5 million for personnel performing business development and general corporate activities, non-cash stock-based compensation of $8.5 million, as well as incremental costs associated with the operations of Wynd, Hotpaper and Flash, acquired during 2000.

         Research and development. Research and development expense increased to $762,000 for the year ended December 31, 2000 from $465,000 for the year ended December 31, 1999.

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

         Interest income, net. Interest income increased to $6.9 million for the year ended December 31, 2000 from $165,000 for the year ended December 31, 1999. Such income was primarily due to increased cash balances as a result of our initial public offering and private placement financings completed in 2000.

Liquidity and Capital Resources

         Since our inception, we financed our operations through private placements of our equity securities and our redeemable convertible preferred stock, which resulted in aggregate net proceeds of approximately $18.4 million through December 31, 1999. During the first quarter of 2000, we issued and sold 648,057 shares of Series B Preferred Stock for net proceeds of approximately $24.6 million. In April 2000, we consummated our initial public offering of 10,000,000 shares of our common stock at a price to the public of $16.00 per share, all of which were issued and sold for net proceeds of $146.2 million.

         We have incurred significant operating losses since our inception and as of December 31, 2001 have an accumulated deficit of $200.3 million. During 2001, we incurred a net loss of $120.3 million and used $68.5 million of cash to fund operating activities. As of December 31, 2001 we had $35.0 million in cash and cash equivalents ($24.2 million at March 31, 2002), exclusive of $1.4 million in restricted cash supporting certain letters of credit. In order to reduce operating expenses, during 2001, we reduced the number of our employees by outsourcing certain operating functions, modified certain of our pricing strategies to recover the costs incurred for roaming, and, in certain instances, suspended service to a limited number of subscribers contributing to excessive roaming costs. Our 2002 operating plan includes further reductions in headcount as well as significant reductions in sales and marketing expenditures and capital expenditures from the levels incurred during 2001. As part of our 2002 operating plan, we expect to reduce headcount in sales and marketing as we continue to leverage our distribution relationships. Additionally, we expect to reduce headcount in general and administration as we complete certain phases of our infrastructure buildout. We anticipate these headcount reductions will occur during the second quarter 2002 and continue into the third quarter 2002. In the event we are unable to achieve our plans, additional further reductions may be required. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. Thereafter, we may require additional financing. We do, however, plan to raise additional capital either through public or private equity or debt financing to primarily finance the execution of our anticipated strategic initiatives. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes. In the event we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. In the event we cannot successfully execute our 2002 operating plan or raise adequate funds on acceptable terms, we may not be able to continue to fund our operations.

         Net cash used in operating activities was $68.5 million, $49.3 million and $6.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

         Net cash used in investing activities was $10.3 million, $13.5 million and $643,000 for the years ended December 31, 2001, 2000 and 1999, respectively. For the year ended December 31, 2001, we used cash in investment activities for purchases of $9.2 million of property, equipment and leasehold improvements and $1.0 million for the acquisitions of certain patents. For the years ended December 31, 2000 and 1999, we used cash in investment activities for purchases of property, equipment and leasehold improvements and acquisitions, including Hotpaper and Flash. We expect capital expenditures to decrease since we have substantially completed the development and implementation of our e-commerce and billing systems.

         Net cash used in financing activities was $649,000 for the year ended December 31, 2001. Net cash provided by financing activities was $170.8 million and $11.8 million for the years ended December 31, 2000 and 1999, respectively. Cash provided by financing activities in each of these periods was primarily attributable to proceeds from public and private equity offerings.

         As of December 31, 2001, our principal commitments consisted of obligations outstanding under operating leases. As of December 31, 2001, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $12.8 million, of which $2.7 million is payable in 2002. In addition, as of December 31, 2001, we had commitments to purchase $1.5 million of inventory.

         The following table summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.


December 31, (In thousands)                       Total             Less than 1         1-3              4-5             After 5
                                                                       Year             Year             Year             Year
Contractual Obligations:
    Capital Lease Obligations ......                  $ 1,172            $  743           $ 427            $   2            $   --
    Operating Lease
       Obligations..................                   12,822             2,736           3,568            2,848             3,670
                                           -------------------    --------------    ------------    -------------    --------------
    Total Contractual Cash
       Obligations..................                 $ 13,994           $ 3,479          $3,995           $2,851           $ 3,670
                                           ===================    ==============    ============    =============    ==============

Other Commercial Commitments:
    Standby Letter of Credit........                   $  781            $  175           $ 606            $  --            $   --
                                           -------------------    --------------    ------------    -------------    --------------
    Inventory Purchases.............                    1,500             1,500              --               --                --
                                           -------------------    --------------    ------------    -------------    --------------
    Total Commercial
       Commitments.................                   $ 2,281           $ 1,675           $ 606            $  --            $   --
                                           ===================    ==============    ============    =============    ==============


         We have entered into employment agreements with certain of our key executives which provide for fixed compensation and bonuses based upon our operating results. Our maximum aggregate cash liability under the agreements, if we terminated these employees, is approximately $1.0 million at December 31, 2001. We are currently renegotiating the terms of the employment agreements with our executive officers. Such negotiations may result in increased cash liabilities under those agreements.

         As of December 31, 2001, we had net operating loss carryforwards of approximately $135.7 million for Federal income tax purposes that will expire through 2020. The state tax benefit during 2001 of $578,000 is attributable to our sale of certain state net operating loss carryforwards. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to limitations imposed by the Tax Reform Act of 1986, and as a result of a significant change in our ownership in 1999, the utilization of net operating loss carryforwards that arose prior to such ownership change is subject to an annual limitation of $1.4 million. In addition, we acquired additional operating losses through our acquisitions of Wynd and Hotpaper. We believe that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before such change. We have not performed a detailed analysis to determine the amount of the potential limitations.

Recent Accounting Pronouncements

         In May 2000, the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives," which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 was effective for us on April 1, 2001. The adoption of the consensus resulted in the reclassification of certain sales incentives as a reduction of subscriber revenues. All prior period results reflect such reclassification. Prior to April 1, 2001, such incentives were recorded entirely as reductions to equipment revenue. The adoption of this consensus had no impact on total revenues or on net loss.

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". We are required to adopt these pronouncements beginning January 1, 2002. SFAS No. 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting. The impact of adopting SFAS No. 141 is not expected to be significant. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the acquirer's intent to do so. Other intangibles will be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Had we adopted the non-amortization provisions of the SFAS No. 142 during 2001 it would have resulted in a decrease in the net loss of approximately $18.4 million ($0.34 per diluted share). During the first half of 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We do not expect the impact of adopting the fair value based impairment test to have a significant impact on our financial condition or results of operations.

         On August 1, 2001, the FASB issued SFAS No. 144, "Accounting For Impairment of Long Lived Assets". We are required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 is not expected to be significant.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

         We believe that we have limited exposure to financial market risks, including changes in interest rates. At December 31, 2001, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $0.4 million based on cash and cash equivalent balances at December 31, 2001. We currently hold no derivative instruments and do not earn foreign-source income.

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

                                   PART III

Item 10. Directors and Executive Officers.

         All information relating to our directors, nominees for election as directors and executive officers may be found under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Reporting Compliance" in our definitive proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation.

         The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions.

         The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

      (3)     Exhibits.

              Reference is made to the Exhibit Index on Page 50.

(b)           Reports on Form 8-K.

              Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of April, 2002.

                                              GOAMERICA, INC.


                                              By:    /s/ Aaron Dobrinsky
                                                     ---------------------
                                                     Aaron Dobrinsky,
                                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                                      Title                                Date
--------------------------------------------       --------------------------------             --------------

/s/ Aaron Dobrinsky                                Chairman of the Board and Chief              April 12, 2002
--------------------------------------------       Executive Officer (Principal
    Aaron Dobrinsky                                Executive Officer)


/s/ Francis J. Elenio                              Chief Financial Officer, Treasurer           April 12, 2002
--------------------------------------------       and Secretary (Principal Financial
    Francis J. Elenio                              and Accounting Officer)

/s/ Joseph Korb                                    President and Director                       April 12, 2002
--------------------------------------------
    Joseph Korb


/s/ Robi Blumenstein                               Director                                     April 12, 2002
--------------------------------------------
    Robi Blumenstein

                                                   Director
--------------------------------------------
    Adam Dell

/s/ Alan Docter                                    Director                                     April 12, 2002
--------------------------------------------
    Alan Docter


/s/ Mark Kristoff                                  Director                                     April 12, 2002
--------------------------------------------
    Mark Kristoff

/s/ Brian D. Bailey                                Director                                     April 12, 2002
--------------------------------------------
    Brian D. Bailey

                                 EXHIBIT INDEX**

Exhibit No.    Description of Exhibit
----------     ----------------------

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

2.4(d) Merger Agreement and Plan of Reorganization, dated as of November 13, 2001, by and among GoAmerica, Inc., GoAmerica Acquisition III Corp., OutBack Resource Group, Inc. and certain shareholders thereof.

3.1(e) Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 8, 2000.

3.2(f)          By-laws.

4.1(g) Warrant to Purchase Common Stock of GoAmerica, Inc. issued to Research In Motion Limited by GoAmerica, Inc. on August 31, 2000.

4.2(g) Warrant to Purchase Common Stock of GoAmerica, Inc. issued to Dell Ventures, L.P. by GoAmerica, Inc. on November 14, 2000

4.3(g) Warrant to Purchase Common Stock of GoAmerica, Inc. issued to Sony Electronics, Inc. by GoAmerica, Inc. on January 1, 2001.

4.4(d)          Form of Warrant to Purchase Common Stock of GoAmerica, Inc.
                issued to former shareholders of OutBack Resource Group, Inc. on November 13, 2001.

10.1(f) CDPD Value Added Reseller Agreement by and between GoAmerica and AT&T Wireless Data, Inc., dated May 6, 1997, as amended.

10.2+(f) AirBridge Packet Service Agreement by and between GoAmerica and Bell Atlantic NYNEX Mobile, Inc. (now Verizon Wireless), dated May 13, 1997, as amended.

10.3+(f) Value Added Reseller Agreement by and between GoAmerica and BellSouth Wireless Data L.P. (now Cingular Interactive, L.P.), dated August 31, 1999.

10.4+(f) Reseller Agreement for Messaging Services by and between GoAmerica and ARDIS Company, dated August 25, 1999.

10.5(f) Form of Invention Assignment and Non-Disclosure Agreement by and between GoAmerica and its employees.

10.6(f) Form of Indemnification Agreement by and between GoAmerica and each of its directors and executive officers.

10.7(f) Employment Agreement by and between GoAmerica and Aaron Dobrinsky, dated as of December 31, 1999.

10.8(f) Employment Agreement by and between GoAmerica and Joseph Korb, dated as of December 31, 1999.

10.9(f) Employment Agreement by and between GoAmerica and Francis Elenio, dated as of December 31, 1999.

Exhibit No.    Description of Exhibit
----------     ----------------------

10.10(f) Employment Agreement by and between GoAmerica and Jesse Odom, dated as of December 31, 1999.

10.11(f)        GoAmerica Communications Corp. 1999 Stock Option Plan.

10.12(f)        GoAmerica, Inc. 1999 Stock Plan.

10.13(f)        GoAmerica, Inc. Employee Stock Purchase Plan.

10.14(f) Lease Agreement by and between GoAmerica and Continental Investors, L.P., dated August 7, 1996, as amended.

10.15(f) Facilities Maintenance Agreement by and between GoAmerica and Data General, a division of EMC Corporation, dated December 13, 1999.

10.16(f) Registration Rights Agreement, dated October 15, 1996, by and between GoAmerica Communications Corp. and the Investors set forth therein.

10.17(f) Registration Rights Agreement, dated June 25, 1999, by and between GoAmerica Communications Corp. and CIBC WMV Inc. and other investors.

10.18(f) Registration Rights Agreement, dated January 28, 2000, by and between GoAmerica, Inc., Dell USA L.P., Carousel Capital Partners, L.P., Forstmann Little & Co. Equity Partnership-VI, L.P. and Impact Venture Partners, L.P.

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

10.24(g)+       Strategic Alliance Marketing Agreement by and between
                GoAmerica, Inc. and Research in Motion Limited, dated July 1,
                2000.

10.25(g)+       Service Agreement by and between GoAmerica Communications
                Corp. and Rogers Wireless, Inc., dated July 26, 2000.

10.26(g)+       Channel Partner Agreement by and between GoAmerica and
                Metricom, Inc., dated September 1, 2000,

10.27(g)+       Amendment to the September 1, 2000 Channel Partner Agreement
                by and between GoAmerica and Metricom, Inc., dated September
                1, 2000.

10.28(g)+       Supply Agreement by and between GoAmerica and Sierra Wireless
                Data, Inc., dated November 28, 2000.

10.29(g)+       Amending Agreement to the November 28, 2000 Supply Agreement
                by and between GoAmerica and Sierra Wireless Data, Inc., dated
                December 29, 2000.

Exhibit No.    Description of Exhibit
----------     ----------------------

10.30(g)+       Service Agreement by and between GoAmerica and Personal
                Network Solutions Company, a division of Sony Electronics
                Inc., dated October 1, 2000.

10.31(g)+       Letter Amendment to the May 6, 1997 CDPD Value Added Reseller
                Agreement by and between GoAmerica and AT&T Wireless Data,
                Inc., dated January 31, 2001.

10.32(g)+       Amendment No. 1 to the May 13, 1997 Airbridge Packet Service
                Agreement by and between GoAmerica and Bell Atlantic Mobile
                (now Verizon Wireless), dated January 7, 2000.

10.33(g)+       Amendment No. 2 to the May 13, 1997 Airbridge Packet Service
                Agreement by and between GoAmerica and Bell Atlantic Mobile
                (now Verizon Wireless), dated March 6, 2000.

10.34(g)+       Amendment No. 3 to the May 13, 1997 Airbridge Packet Service
                Agreement by and between GoAmerica and Bell Atlantic Mobile
                (now Verizon Wireless), dated February 13, 2001.

10.35(g)+       Amendment No. 1 to the August 31, 1999 Value Added Reseller
                Agreement by and between GoAmerica and BellSouth Wireless Data
                L.P. (now Cingular Interactive, L.P.), dated March 9, 2000.

10.36(g)+       Amendment No. 2 to the August 31, 1999 Value Added Reseller
                Agreement by and between GoAmerica and BellSouth Wireless Data
                L.P. (now Cingular Interactive, L.P.), dated March 21, 2000.

10.37(g) Employment Agreement by and between GoAmerica and David Blumenthal, dated as of November 1, 2000.

10.38(g) Employment Agreement by and between GoAmerica and Yair Alan Griver, dated as of November 1, 2000.

10.39(g) Third Amendment to the August 7, 1996 Lease Agreement by and between GoAmerica and Continental Investors, L.P., dated December 1, 1999.

10.40(g) Fifth Amendment to the August 7, 1996 Lease Agreement by and between GoAmerica and Continental Investors, L.P., dated August 22, 2000, and entered into by and between GoAmerica and Stellar Continental LLC, the successor landlord.

10.41(g) Amendment to the December 13, 1999 Facilities Maintenance Agreement by and between GoAmerica and Data General, a division of EMC Corporation, dated March 14, 2001.

10.42(g) Registration Rights Agreement, dated November 14, 2000, by and between GoAmerica, Inc. and Dell Ventures, L.P.

10.43(g) Registration Rights Agreement, dated January 1, 2001, by and between GoAmerica, Inc. and Sony Electronics, Inc.

10.44(h)+       Service Provider Agreement by and between GoAmerica, Inc. and
                Research In Motion Limited, effective May 1, 2000.

10.45(h)+       Amendment to the Service Provider Agreement, effective May 1,
                2000, by and between GoAmerica, Inc. and Research In Motion
                Limited, dated August 31, 2000.

10.46(i)+       Amendment to Supply Agreement by and between GoAmerica and
                Sierra Wireless Data, Inc., dated June 29, 2001.

10.47(d)        Employment Agreement by and between GoAmerica, Inc. and Daniel
                R. Luis, dated as of July 1, 2001.

Exhibit No.    Description of Exhibit
----------     ----------------------

10.48(d)+       Termination Agreement and Mutual Releases, by and between
                GoAmerica, Telecordia Technologies, Inc., Geoworks Corporation and others, dated October 9, 2001.

10.49(d) Escrow Agreement, dated as of November 13, 2001, by and among GoAmerica, Inc., the shareholders of OutBack Resource Group, Inc. and American Stock Transfer & Trust Company.

21.1*           List of subsidiaries of GoAmerica, Inc.

23.1*           Consent of Ernst & Young LLP.

-----------------
+ Confidential treatment has been requested and granted (subject to applicable renewals) for a portion of this Exhibit. Confidential materials have been omitted and filed separately with the Securities and Exchange Commission.

(a) Incorporated by reference to GoAmerica's Current Report on Form 8-K (File Number 000-29359) filed with the Securities and Exchange Commission on July 13, 2000.

(b) Incorporated by reference to GoAmerica's Current Report on Form 8-K (File Number 000-29359) filed with the Securities and Exchange Commission on September 15, 2000.

(c) Incorporated by reference to GoAmerica's Current Report on Form 8-K (File Number 000-29359) filed with the Securities and Exchange Commission on November 21, 2000.

(d) Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q (File Number 000-29359 filed with the Securities and Exchange Commission on November 14, 2001.

(e) Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q (File Number 000-29359) filed with the Securities and Exchange Commission on August 7, 2000.

(f) Incorporated by reference to GoAmerica's Registration Statement on Form S-1 (File Number 333-94801) which became effective on April 6, 2000.

(g) Incorporated by reference to GoAmerica's Annual Report on Form 10-K (File Number 000-29359) filed with the Securities and Exchange Commission on April 2, 2001.

(h) Incorporated by reference to GoAmerica's Quarterly Report on Form-10-Q (File Number 000-29359) filed with the Securities and Exchange Commission on May 11, 2001.

(i) Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q (File Number 000-29359) filed with the Securities and Exchange Commission on August 14, 2001.

*        Filed herewith.

** Certain schedules and exhibits to the documents listed in this index are not being filed herewith or have not been previously filed because we believe that the information contained therein is not material. Upon request therefor, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.

                                 GOAMERICA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                         Page
                                                                                                         ----
Report of Independent Auditors....................................................................        F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000......................................        F-3

Consolidated Statements of Operations for the years ended December 31, 2001,
  2000 and 1999...................................................................................        F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 2001, 2000 and 1999 ...............................................................        F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001,
  2000 and 1999 ..................................................................................        F-6

Notes to Consolidated Financial Statements........................................................        F-8

Financial Statement Schedule:

     Valuation and Qualifying Accounts and Reserves for the years ended
     December 31, 2001, 2000 and 1999.............................................................        II-1

     All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

                         Report of Independent Auditors


The Board of Directors and Stockholders
GoAmerica, Inc.


         We have audited the accompanying consolidated balance sheets of GoAmerica, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule as listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoAmerica, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             /s/ Ernst & Young LLP


MetroPark, New Jersey
March 26, 2002

                                 GOAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                                                                                           December 31,
                                                                                              ----------------------------------
                  Assets                                                                             2001                2000
                                                                                              ------------------    -------------
                  Current assets:

                     Cash and cash equivalents.........................................        $     34,977         $     114,411
                     Accounts receivable, less allowance for doubtful accounts of $2,675
                        in 2001 and $388 in 2000.......................................               8,672                 5,017
                     Merchandise inventories, net......................................               7,967                14,021
                     Prepaid expenses and other current assets.........................               2,373                 5,802
                                                                                               ------------         -------------
                  Total current assets.................................................              53,989               139,251

                  Restricted cash......................................................               1,396                   738
                  Property, equipment and leasehold improvements, net..................              14,158                 6,902
                  Trade names, net of accumulated amortization of $3,282 in 2001
                    and $1,101 in 2000 ................................................               1,290                 9,798
                  Other intangible assets, net of accumulated amortization of $4,595
                    in 2001 and $1,421 in 2000, respectively ..........................               1,660                10,180
                  Goodwill, net of accumulated amortization of $17,485 in 2001 and
                    $4,691 in 2000 ....................................................              14,593                40,103
                  Other assets.........................................................                 699                   774
                                                                                               ------------         -------------
                  Total assets.........................................................        $     87,785         $     207,746
                                                                                               ============         =============
                  Liabilities, Redeemable Convertible Preferred Stock and
                    Stockholders' Equity
                  Current liabilities:
                     Accounts payable..................................................        $      9,676         $       9,935
                     Accrued expenses..................................................               7,565                13,089
                     Deferred revenue..................................................               2,805                 2,182
                     Other current liabilities.........................................                 651                   515
                                                                                               ------------         -------------
                  Total current liabilities............................................              20,697                25,721

                  Other long term liabilities..........................................                 675                   495

                  Commitments and contingencies

                  Stockholders' equity:
                     Preferred stock, $.01 par value; authorized: 4,351,943 in 2001 and 2000; issued and outstanding: none in 2001 and 2000,
                        respectively...................................................                  --                    --
                     Common stock, $.01 par value; authorized: 200,000,000 in 2001 and 2000; issued and outstanding: 53,709,803 in 2001 and
                        53,128,715 in 2000, respectively ..............................                 537                   531
                     Additional paid-in capital........................................             269,053               268,849
                     Deferred employee compensation....................................              (2,842)               (7,786)
                     Accumulated deficit...............................................            (200,335)              (80,064)
                                                                                               ------------         -------------
                  Total stockholders' equity ..........................................              66,413               181,530
                                                                                               ------------         -------------
                   Total liabilities, redeemable convertible preferred stock and
                     stockholders' equity..............................................        $     87,785         $     207,746
                                                                                               ============         =============

                            See accompanying notes.

                                 GOAMERICA, INC.
                      Consolidated Statements of operations

                 (In thousands, except share and per share data)

                                                                              Years ended December 31,
                                                                    -------------------------------------------------
                                                                          2001              2000             1999
                                                                    ---------------     ------------      -----------
Revenues:
     Subscriber............................................        $     28,308      $      8,535      $      1,104
     Equipment.............................................              10,088             5,097             1,420
     Other.................................................                 618               242               207
                                                                    -----------       -----------       -----------
                                                                         39,014            13,874             2,731

Costs and Expenses:
     Cost of subscriber revenue............................              22,578             7,194             4,051
     Cost of equipment revenue.............................              20,665             6,090             1,648
     Cost of network operations............................               3,264               623               375
     Sales and marketing...................................              24,700            35,807             3,283
     General and administrative............................              40,685            26,853             3,970
     Research and development..............................               4,174               762               465
     Depreciation and amortization.........................               2,987               994               275
     Amortization of goodwill and other intangibles........              18,398             7,247                --
     Impairment of long-lived assets.......................              25,511                --                --
     Settlement costs......................................                  --                --               297
                                                                    -----------       -----------       -----------
                                                                        162,962            85,570            14,364
                                                                    -----------       -----------       -----------
Loss from operations.......................................            (123,948)          (71,696)          (11,633)
     Interest income, net..................................               3,099             6,944               165
                                                                    -----------       -----------       -----------
Net loss before benefit from income taxes..................        $   (120,849)     $    (64,752)     $    (11,468)
     Income tax benefit....................................                 578                --                --
                                                                    -----------       -----------       -----------
Net loss...................................................        $   (120,271)     $    (64,752)     $    (11,468)

Beneficial conversion feature and accretion of redemption
     value of mandatorily redeemable convertible preferred
     stock.................................................                  --           (30,547)          (10,463)
                                                                    -----------       -----------       -----------
Net loss applicable to common stockholders.................        $   (120,271)     $    (95,299)     $    (21,931)
                                                                    ===========       ===========       ===========
Basic net loss per share applicable to common stockholders.        $      (2.27)     $      (2.19)     $      (1.02)
                                                                    ===========       ===========       ===========
Diluted net loss per share applicable to common stockholders       $      (2.25)     $      (2.18)     $      (1.00)
                                                                    ===========       ===========       ===========
Weighted average shares used in computation of basic net
     loss per share applicable to common stockholders.....           53,027,209        43,426,493        21,590,259

Weighted average shares used in computation of diluted net
     loss per share applicable to common stockholders......          53,353,958        43,677,912        22,025,283


                             See accompanying notes.

                                 GOAMERICA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        (In thousands, except share data)



                                                Common Stock                                                   Total stock-
                                           ---------------------     Additional      Deferred                    holders'
                                             Number                    paid-in       employee     Accumulated    equity/
                                           of shares      Amount       capital     compensation     deficit     (deficit)
                                           ---------      ------       -------     ------------     -------     ---------
Balance at December 31, 1998.........     21,327,776     $   213     $   5,855      $     --      $  (3,844)   $   2,224
    Sale of common stock.............      1,875,416          19         1,999            --             --        2,018
    Issuance of common stock upon
       exercise of warrants .........        483,992           5            (4)           --             --            1
    Non-cash capital contribution by
       principal shareholders in
       connection with settlement
       agreements ...................             --          --           149            --             --          149
    Issuance of warrants to purchase
       common stock in connection
       with settlement agreements ...             --          --           149            --             --          149
    Deferred employee compensation...             --          --         7,799        (7,799)            --           --
    Amortization of deferred employee
       compensation .................             --          --            --           732             --          732
    Beneficial conversion feature and
       accretion of redemption value
       of redeemable convertible
       preferred stock ..............             --          --       (10,463)           --             --      (10,463)
    Net loss.........................             --          --            --            --        (11,468)     (11,468)
                                          ----------     -------     ---------      --------      ---------    ----------
Balance at December 31, 1999 ........     23,687,184         237         5,484        (7,067)       (15,312)     (16,658)

    Sale of common stock.............     10,000,000         100       146,119            --             --      146,219
    Issuance of common stock pursuant
       to:
       exercise of employee stock
          options and warrants ......        318,252           3         3,261        (3,088)            --          176
       exercise of warrants..........        219,865           3             2            --             --            5
       compensation for financing....        243,266           2         3,647            --             --        3,649
       purchase of businesses........      5,437,388          54        53,281            --             --       53,335
    Beneficial conversion feature
       and accretion of redemption
       value of redeemable
       convertible preferred
       stock.........................             --          --       (30,547)           --             --      (30,547)
    Issuance of common stock upon
       conversion of preferred
       stock ........................     13,222,760         132        72,158            --             --       72,290
    Conversion of options of acquired
       businesses....................             --          --         4,657          (520)            --        4,137
    Deferred employee compensation...             --          --         8,456        (8,456)            --           --
    Amortization of deferred employee
       compensation..................             --          --            --        11,345             --       11,345
    Issuance of warrant in exchange for
       marketing services............             --          --         2,331            --             --        2,331
    Net loss.........................             --          --            --            --        (64,752)     (64,752)
                                          ----------     -------     ---------      --------      ---------    ----------

Balance at December 31, 2000 ........     53,128,715         531       268,849        (7,786)       (80,064)     181,530
    Issuance of common stock pursuant
       to:
       exercise of employee stock
          options ...................        369,642           4           267            --             --          271
       exercise of warrants..........        130,450           1            (1)           --             --           --
       purchase of businesses........        134,996           1           147            --             --          148
    Purchase of treasury stock.......        (54,000)         --           (49)           --             --          (49)
    Adjustment to deferred employee
       compensation for terminations.             --          --          (973)          973             --           --
    Amortization of deferred employee
       compensation..................             --          --            --         3,971             --        3,971
    Issuance of warrant in exchange for
       marketing services............             --          --           813            --             --           813
    Net loss.........................             --          --            --            --       (120,271)     (120,271)
                                          ----------     -------     ---------      --------      ---------    ----------
Balance at December 31, 2001.........     53,709,803     $   537     $ 269,053      $ (2,842)     $(200,335)   $   66,413
                                          ==========     =======     =========      ========      =========    ==========


                             See accompanying notes.

                                 GOAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                    Years ended December 31,
                                                                        ----------------------------------------------------
                                                                            2001                 2000               1999
                                                                        -----------         --------------     -------------
Operating activities
Net loss........................................................       $  (120,271)       $     (64,752)    $      (11,468)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...............................            21,385                8,241                275
    Impairment of long-lived assets.............................            25,511                   --                 --
    Increase in provision for losses on accounts receivable.....             4,197                  728                215
    Non-cash employee compensation..............................             3,971               11,345                732
    Non-cash settlement costs...................................                --                   --                297
    Deferred rent...............................................                64                  102                139
    Non-cash marketing expense..................................             2,086                1,058                 --
    Other non-cash charges......................................               254                  256                 --
    Changes in operating assets and liabilities:
       Increase in accounts receivable..........................            (7,852)              (4,703)              (558)
       Decrease (increase) in inventory.........................             6,054              (13,345)              (523)
       Decrease (increase) in prepaid expenses and other assets.             1,320               (6,400)              (433)
       (Decrease) increase in accounts payable..................              (259)               4,844              3,672
       (Decrease) increase in accrued expenses and other current
          liabilities ..........................................            (5,582)              11,202                857
       Increase in deferred income..............................               623                2,118                 50
                                                                        ----------          -----------        -----------
Net cash used in operating activities...........................           (68,499)             (49,306)            (6,745)
                                                                        ==========          ===========        ===========

Investing activities
Purchase of property, equipment and leasehold improvements......            (9,159)              (5,499)              (387)
Purchase of patents.............................................            (1,000)                  --                 --
Acquisition of businesses, net of cash acquired.................              (127)              (7,659)                --
Other assets....................................................                --                 (300)              (256)
                                                                        ----------          -----------        -----------
Net cash used in investing activities...........................           (10,286)             (13,458)              (643)
                                                                        ==========          ===========        ===========
Financing activities
Issuance of common stock, net of related expenses...............               271              146,400              2,019
Issuance of preferred stock, net of related expenses............                --               24,637             10,292
Purchase of treasury stock......................................               (49)                  --                 --
Deferred financing costs........................................                --                   --               (511)
Payments made on capital lease obligations......................              (871)                (206)               (29)
                                                                        ----------          -----------        -----------
Net cash (used) provided by financing activities................              (649)             170,831             11,771
                                                                        ----------          -----------        -----------
(Decrease) increase in cash and cash equivalents................           (79,434)             108,067              4,383
Cash and cash equivalents at beginning of period................           114,411                6,344              1,961
                                                                        ----------          -----------        -----------
Cash and cash equivalents at end of period......................       $    34,977        $     114,411     $        6,344
                                                                        ==========          ===========        ===========
Supplemental disclosure of cash flow information:
     Interest paid..............................................       $       169        $          34     $            5

Non-cash investing and financing activities:
     Acquisition of equipment through capital leases............             1,182                  615                187
     Issuance of common stock purchase warrants in exchange for
        sales and marketing services............................               765                2,857                 --

                                 GOAMERICA, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                 (In thousands, except share and per share data)


                                                                                    Years ended December 31,
                                                                    ---------------------------------------------------------
                                                                           2001                2000               1999
                                                                    ------------------- ------------------- -----------------
Non-cash investing and financing activities (continued):
Purchase of businesses, net of cash acquired:
     Working capital surplus (deficit), net of cash acquired .....          $40              $(2,886)              --
     Property, equipment and leasehold improvements...............            1                  822               --
     Goodwill.....................................................          152               44,794               --
     Trade names..................................................           --               10,900               --
     Other intangibles............................................           --               11,600               --
     Other assets.................................................           --                   33               --
     Non-current liabilities......................................           --                 (131)              --
     Common stock, options and warrants issued....................          148               57,472               --



                             See accompanying notes.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)



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

         The Company has incurred significant operating losses since its inception and as of December 31, 2001 has an accumulated deficit of $200,335. During 2001, the Company incurred a net loss of $120,271 and used $68,499 of cash to fund operating activities. As of December 31, 2001 the Company has $34,977 in cash and cash equivalents ($24,200 at March 31, 2002, unaudited), exclusive of $1,396 in restricted cash supporting certain letters of credit. In order to reduce operating expenses, during 2001, the Company reduced the number of its employees by outsourcing certain operating functions, modified certain of its pricing strategies to recover the costs incurred for roaming, and, in certain instances, suspended service to a limited number of subscribers contributing to excessive roaming costs. Management's 2002 operating plan includes further reductions in headcount as well as significant reductions in sales and marketing expenditures and capital expenditures from the levels incurred during 2001. In the event Management is unable to achieve its plans, additional further reductions may be required. The Company intends to raise additional capital either through public or private equity or debt financing to primarily finance the execution of the Company's anticipated strategic initiatives. There can be no assurance that the Company will achieve its 2002 operating plan or raise additional funds on acceptable terms.


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

2.       Significant Accounting Policies

Cash Equivalents

         Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)


Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of certain expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: collectibility of accounts receivable, amortization periods and recoverability of inventory and long-lived assets.

Merchandise Inventories

         Merchandise inventories, principally wireless devices, are stated at the lower of cost (first-in, first-out) basis or market. The inventory of the Company is subject to rapid technological changes which could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of the Company's inventory. Inventories are recorded net of a reserve for excess and obsolete merchandise.

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

Intangibles

         Goodwill, trade names and other intangibles arise from acquisitions. Goodwill has been amortized over periods principally ranging from 3 to 4 years, using a straight-line method. Trade names are amortized over 5 years, using a straight-line method. Other intangibles, which include developed technology, assembled work force and customer lists, have been amortized over periods principally ranging from 3 to 4 years, using the straight-line method. Intangibles are periodically reviewed to assess recoverability from future operations when events and circumstances indicate that the undiscounted cash flows estimated to be generated by these assets is less than the carrying amounts of those assets. To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

Revenue and Deferred Revenue

         The Company derives subscriber revenue from the provision of wireless communication services. Subscriber revenue consists of monthly charges for access and usage and is recognized as the service is provided. Roaming fees billed to customers are recognized upon collection. Also included in subscriber revenue are one-time non-refundable activation fees. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts generally six months or twelve months. Equipment revenue is recognized upon shipment and transfer of title to the end user. The Company provides mobile devices to its customers at prices below its costs as incentives for customers to enter into service agreements. Such incentives are recorded as a reduction to subscriber and equipment revenue, at the time of sale, allocated based upon the relative fair value of the equipment and services provided as determined by their list selling prices. Sales into retail channels, where a right of return exists, are deferred and recognized at the time such equipment is sold to the end consumer. Consulting revenue, included in other revenue, is recognized as the related services are provided.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)



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

Advertising Costs

         Advertising costs are expensed as incurred. During 2001, 2000 and 1999, advertising expense was approximately $4,900, $19,500 and $1,100, respectively.

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

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains a significant portion of its cash and cash equivalents with two financial institutions. The Company performs periodic credit evaluations of its customers but generally does not require collateral.

         The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         The Company estimates the amount of allowance for doubtful accounts required to reduce accounts receivable to expected net realizable value by reviewing the status of significant past-due receivables and analyzing historical bad debt trends.

Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

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

Recent Accounting Pronouncements

         In May 2000, the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives," which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 was effective for the Company on April 1, 2001. The adoption of the consensus resulted in the reclassification of certain sales incentives as a reduction of subscriber revenues. All prior period results reflect such reclassification. Prior to April 1, 2001, such incentives were recorded entirely as reductions to equipment revenue. The adoption of this consensus had no impact on total revenues or on net loss.

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company is required to adopt these pronouncements beginning January 1, 2002. SFAS No. 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting. The impact of adopting SFAS No. 141 is not expected to be significant. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the acquirer's intent to do so. Other intangibles will be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Had the Company adopted during 2001 the non-amortization provisions of the SFAS No. 142 it would have resulted in a decrease in the net loss of approximately $18,400 ($0.34 per diluted share). During the first half of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company does not expect the impact of adopting the fair value based impairment test to have a significant impact on the Company's financial condition or results of operations.

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

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 is not expected to be significant.

3.       Acquisitions

         2001 Acquisition:

         On November 13, 2001, the Company acquired OutBack Resource Group, Inc., a software development company. The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of fair market values at the date of acquisition. The total purchase price of approximately $148 included the issuance of 134,996 shares of common stock valued at $0.96 per share and warrants issued at the date of acquisition with an estimated fair market value of approximately $19 to purchase an aggregate of 67,500 shares of the Company's common stock at an exercise price of $3.00 per share which may be exercised immediately and expire three years from the date thereof.

         2000 Acquisitions:

         The Company acquired three companies during 2000. Payment of the aggregate purchase price for these acquisitions of approximately $65,700 consisted of (i) 5,437,388 shares of the Company's common stock at a weighted-average value of $9.81 per share (based on the average closing prices of the common stock on the date of announcement of each acquisition); (ii) $7,659 in cash (net of cash acquired of $484) including merger related costs and $2,000 held in escrow; (iii) the conversion of options to purchase 559,373 shares of common stock the vested portion of which were valued at approximately $4,100 as of the date of acquisition. These acquisitions were accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of fair market values at the dates of acquisition. The results of operations of the acquired businesses are included in the consolidated results of operations of the Company from their respective dates of acquisition. The excess of the purchase price over the fair value of the acquired net assets aggregating approximately $44,800 has been recorded as goodwill and is being amortized on a straight-line basis over useful lives ranging from three to four years. The 2000 acquisitions are further described below.

         On June 28, 2000, the Company acquired Wynd Communications Corporation ("Wynd"), a provider of wireless telecommunications services for the hearing impaired. The total purchase price of approximately $44,000 included the issuance of 3,964,975 shares of common stock valued at approximately $39,500 ($9.96 per share) and the payment of approximately $469 in merger related costs. Under the terms of the merger agreement, 396,498 shares of the common stock issued were held in escrow for a period of one year from the acquisition date. In addition, outstanding options to acquire Wynd shares were converted into options to purchase, at a weighted average exercise price of $1.61 per share, 477,722 shares of the Company's common stock. Options vested at the date of acquisition with an estimated fair market value of approximately $4,000 were included in the determination of the total purchase price. Based upon an independent valuation report, the Company has recorded identified intangible assets including trade names, developed technology, assembled work force and customer lists aggregating approximately $19,500. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $25,800 which has been recorded as goodwill and is being amortized on a straight-line basis over 4 years.

         On August 31, 2000, the Company acquired Hotpaper.com, Inc. ("Hotpaper"), a provider of Web-based document automation software, infrastructure and content. The total purchase price of approximately $10,100 included the issuance of 1,006,111 shares of common stock, valued at approximately $8,800 ($8.75 per share), cash consideration of $750 and approximately $356 in merger related costs. Under the terms of the merger agreement, 100,612 shares of the common stock issued were held in escrow for a period of one year from the acquisition date. In addition, outstanding options to acquire Hotpaper shares were converted into options to purchase, at a weighted average exercise price of $0.59

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

per share, 81,651 shares of the Company's common stock. Options vested at the date of acquisition with an estimated fair market value of approximately $147 were included in the determination of the total purchase price. Based upon an independent valuation report, the Company recorded identified intangible assets including developed technology and assembled work force aggregating approximately $3,000. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $7,000 which has been recorded as goodwill and is being amortized on a straight-line basis over 3 years.

         On November 7, 2000, the Company acquired certain assets and assumed certain liabilities of Flash Creative Management, Inc. ("Flash"), a provider of consulting services to business customers in the areas of business improvement, strategy and redesign and in software development and integration. The total purchase price of approximately $11,600 included the issuance of 466,302 shares of common stock valued at $5,000 ($10.81 per share), cash consideration of $6,000 and approximately $568 in merger related costs. Under the terms of the purchase agreement, payment of $2,000 of the cash consideration was deferred for a period of one year from the acquisition date and 69,945 shares of the common stock issued were held in escrow for a period of one year from the acquisition date. The cost of the acquisition exceeded the fair market value of the acquired net assets by approximately $11,100 which has been recorded as goodwill and is being amortized on a straight-line basis over 3 years.

         The following unaudited pro forma summary presents the combined results of operations as if the 2000 acquisitions described above had occurred as of January 1, 2000, and does not purport to be indicative of the results that would have occurred had the transactions been completed as of that date or of results that may occur in the future. The OutBack acquisition has been excluded as the pro forma impact of such acquisition was not significant.



                                                                    Year ended
                                                                    December 31,
                                                                        2000
                                                             ---------------------------
Net revenues...........................................            $   18,637
Net loss applicable to common stockholders.............              (111,463)
Net loss per share-basic...............................                 (2.39)
Net loss per share-diluted.............................                 (2.39)

4.       Impairment of Long-lived Assets

         During the fourth quarter of 2001, the Company identified indicators of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets recorded upon the acquisitions of Wynd, Hotpaper and Flash. Such indicators included the continued deterioration in the business climate for wireless Internet service providers, significant declines in the market values of the Company's competitors in the wireless Internet services industry, recent changes in the Company's 2002 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses.

         The Company performed asset impairment tests by acquired entity. The tests were performed by comparing the expected undiscounted cash flows for each entity, to the carrying amount of its goodwill and other intangible assets and long-lived assets. Based on the results of these tests, the Company determined that goodwill and other intangible assets initially recorded in connection with these acquisitions were impaired.

         With the assistance of independent valuation experts, the Company determined the fair value of the impaired long-lived assets for the respective acquired entities. Fair value was determined primarily using the discounted cash flow method. A write-down of goodwill and intangible assets totaling $25,414 was recorded during the fourth quarter of 2001, reflecting the amount by which the carrying amount of the assets exceed their respective fair values. The write-down consisted of $12,991 for goodwill and $12,423 for other acquired intangible assets. In addition, a write-down of property and equipment totaling $97 was recorded during the fourth quarter of 2001. No write-downs of goodwill or other acquired intangible assets were recorded during 2000 and 1999.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

5.       Supplemental Balance Sheet Information

         Merchandise inventories:

         During 2001, the Company recorded a write-down of approximately $3,500 in order to reflect inventory at the lower of cost or market. The write-down primarily relates to wireless modems supporting laptop and older PALM OS based models for which sales were lower than expected and a charge for a lower of cost to market adjustment related to other equipment which remained unsold. Additionally, during 2001 the Company recorded reserves for excess inventory quantities of approximately $4,600. As of December 31, 2001, the Company has remaining reserves for excess inventory quantities of approximately $4,740.

         Property, equipment and leasehold improvements:

         Property, equipment and leasehold improvements consists of the following:

                                                                                        December 31,
                                                                      -------------------------------------------------
                                                                               2001                        2000
                                                                      ------------------------      -------------------
Furniture, fixtures and equipment.............................            $        2,882              $       1,188
Computer equipment and software...............................                    15,255                      6,978
Leasehold improvements........................................                       421                        149
                                                                      ------------------------      -------------------
                                                                                  18,558                      8,315
Less accumulated depreciation and amortization................                    (4,400)                    (1,413)
                                                                      ------------------------      -------------------
                                                                          $       14,158              $       6,902
                                                                      ========================      ===================

         At December 31, 2001 and 2000, the Company leased equipment, furniture and fixtures with a cost basis of $2,169 and $987, respectively, which is included in property, equipment and leasehold improvements. Accumulated amortization on leased equipment was $488 and $90 at December 31, 2001 and 2000, respectively.

         Accrued expenses:

         Accrued expenses consisted of the following:

                                                                                       December 31,
                                                                      ------------------------------------------------
                                                                               2001                       2000
                                                                      ------------------------      ------------------
Carrier services..............................................            $       1,313               $   2,925
Inventory purchases...........................................                       31                   2,885
Employee compensation.........................................                    1,558                   2,086
Deferred purchase price - Flash...............................                       --                   2,000
Marketing expenses............................................                      592                   1,844
Professional fees.............................................                    1,680                     840
Equipment and leasehold improvement purchases.................                    1,775                     101
Dealer commissions............................................                      221                      --
Other.........................................................                      395                     408
                                                                      ------------------------      ------------------
                                                                          $       7,565               $  13,089
                                                                      ========================      ==================

6.       Commitments and Contingencies

         The Company leases office facilities under operating leases which expire at various dates through 2010. The Company has the option to renew certain leases for an additional five year period.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

         The Company is obligated under capital leases for computer and office equipment that expire at various dates through December 2005 with interest ranging from 9.85% to 14.9%. Future minimum capital lease payments and future minimum lease payments relating to office space under noncancelable operating leases as of December 31, 2001 are as follows:

                                                                                Capital
                                                                                Leases               Operating Leases
                                                                              -----------           ------------------
Year ended December 31,
2002.......................................................................        $743                    $2,736
2003.......................................................................         383                     1,986
2004.......................................................................          44                     1,582
2005.......................................................................           2                     1,446
2006.......................................................................          --                     1,402
Thereafter.................................................................          --                     3,670
                                                                              ----------            -------------------
Total minimum lease payments...............................................       1,172                   $12,822
                                                                                                    ===================
Less amount representing interest..........................................        (169)
                                                                              ----------
Present value of net minimum capital lease payments........................       1,003

Less current portion of capital lease obligations..........................        (651)
                                                                              ----------
Obligations under capital lease, net of current portion....................        $352
                                                                              ==========

         During 2001, 2000 and 1999 total rent expense was approximately $3,730, $1,992 and $287, respectively.

         At December 31, 2001, standby letters of credit totaling approximately $781 were outstanding as security deposits on certain facility leases. Such letters of credit expire on various dates through December 2002. As of December 31, 2001, $815 of cash held in the Company's bank accounts is restricted to secure these letters of credit. In addition, at December 31, 2001, the Company had a $581 in reserve accounts as it relates to its credit card processor.

         At December 31, 2001, the Company had commitments to purchase $1,500 of inventory.

         During 2001 and 2000, the Company entered into employment agreements with certain of its key executives which provide for fixed compensation and bonuses based upon the Company's operating results, as defined. These agreements generally continue until terminated by the employee or the Company and, under certain circumstances, provide for salary continuance for a specified period. The Company's maximum aggregate liability under the agreements, if these employees were terminated by the Company, is approximately $1,000 at December 31, 2001.

         During 1999, the Company became a defendant in litigation involving its use of certain computer software. On April 22, 1999, the Company entered into a settlement agreement under which it paid $170 during 1999 and 2000 to settle all claims. The Company recorded a charge to operating results as a result of the settlement during 1999.

         On October 9, 2001, the Company entered into a termination agreement with Geoworks Corporation, Telcordia Technologies, Inc. and David Rein under which it paid $1,750 which related to the purchase of certain patent licenses from Geoworks, the settlement of all accrued royalties, and other costs and fees associated with the early termination of the Settlement Agreement and Mutual Releases between the parties. As a result, the Company recorded an intangible asset of $1,000 representing the value of the patent licenses purchased with the balance charged to expense in 2001. The patent licenses are being amortized over a period of one year.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

7.       Benefit Plan

         The Company has established a defined contribution plan under Section 401(k) of the Internal Revenue Code which provides for voluntary employee contributions of up to 15 percent of compensation for employees meeting certain eligibility requirements. The Company does not contribute to the plan.

8.       Redeemable Convertible Preferred Stock

         On June 25, 1999, the Company sold 7,500 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") to various investors at a purchase price of $1,000 per share, the estimated fair value at such date, resulting in net proceeds of approximately $7,335. On August 30, 1999, the Company sold an additional 2,500 shares of Series A Preferred Stock to various investors at a purchase price of $1,000 per share, the estimated fair value at such date, resulting in net proceeds of approximately $2,457. During November 1999, the Company sold an additional 500 shares of Series A Preferred Stock. The purchase price of such shares was $1,000 per share, resulting in net proceeds of $500. The Company recorded an adjustment to net loss applicable to common stockholders of approximately $500 relating to the beneficial conversion feature inherent in the November 1999 issuance. This amount was determined based upon the excess of the estimated fair value of the Company's common stock into which the Series A Preferred Stock was immediately convertible less the initial conversion price of $1.31 per share and in accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" limited to the amount of proceeds received for the 500 shares of Series A Preferred Stock.

         Each share of Series A Preferred Stock had a liquidation value of $1,000 per share and was convertible into shares of common stock at an initial conversion price of $1.31 per share, subject to adjustments, under certain circumstances. On December 9, 1999, the Company's Board of Directors adopted a resolution which provided for the conversion of the Series A Preferred Stock into common stock upon the consummation of the Company's initial public offering. To the extent not previously converted, upon the five year anniversary of the issuance of the Series A Preferred Stock, a stockholder had the right to request the Company to redeem any or all shares of Series A Preferred Stock held at their then fair market value, as defined.

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

         In January 2000, the Company sold 648,057 shares of its Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") for aggregate net proceeds of approximately $24,637. Each share of the Series B Preferred Stock had a liquidation value of $40.12 per share and was convertible at any time at the option of the holder into eight shares of common stock, subject to adjustments, under certain circumstances. The Series B Preferred Stock was subject to automatic conversion upon the completion by the Company of a qualified initial public offering, as defined, of its common stock. To the extent not converted, commencing August 30, 2004 a holder of Series B Preferred Stock had the right to require the

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

Company to redeem any or all of the shares of Series B Preferred Stock held at their then fair market value, as defined. The Series B Preferred Stock paid no dividends; however, such stockholders were entitled to participate in the event dividends were paid on the Company's common and preferred stock. The Series B Preferred Stock had voting and registration rights similar to those of the Company's Series A Preferred Stock. In connection with the sale of the Series B Preferred Stock, the Company paid to its financial advisors certain cash consideration and issued approximately 243,266 shares of its common stock. Based on the beneficial conversion terms of the Series B Preferred Stock, assuming an initial public offering price of $15.00 per share the Company recorded an adjustment to net loss applicable to common stockholders for approximately $21,000 at the date of issuance as a beneficial conversion in accordance with EITF 98-5.

9.       Stockholders' Equity

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

         During 1998, in conjunction with the sale of certain shares of its common stock, the Company issued to the purchasers warrants to purchase an aggregate of 891,792 additional shares of the Company's common stock. Exercise prices under the warrants range from $1.23 per share to $1.93 per share. The warrants were exercisable at the date of issue and expire at various dates through January 2003. As of December 31, 2001, 438,416 of these warrants remain outstanding.

         In connection with certain equity financings during 1998, two of the Company's principal shareholders issued to an existing investor in the Company, warrants to purchase 408,160 currently outstanding shares of the Company's common stock owned by the principal shareholders at an exercise price of $0.92 per share. Such warrants were exercisable at the date of grant and expire on February 6, 2003. As of December 31, 2001, none of these warrants remain outstanding.

         During May 1999, the Company issued to certain stockholders warrants to purchase 113,976 shares of the Company's common stock at a price of $0.00125 per share. These warrants were issued to settle the Company's obligations based upon claims by certain stockholders arising from the sale of certain common stock. Also, as part of this settlement, two of the Company's principal stockholders issued options to purchase 113,848 currently outstanding shares of the Company's common stock owned by the principal stockholders at an exercise price of $0.00125 per share. As a result of these agreements and the related warrant and option issuances by both the Company and the principal stockholders, the Company recorded a non-cash charge of $297 during 1999 based on the estimated fair value of the warrants and options on the date of issuance. Such fair value was determined to equal the fair value of the underlying common stock. The options issued by the principal stockholders have been accounted for as a capital contribution.

         In connection with the issuance of certain shares of its common stock during 1998, the Company agreed to issue additional shares in the event certain subscriber levels were not achieved. To satisfy its obligation, in May 1999, the Company issued warrants to purchase 435,024 shares of its common stock at a price of $0.00125 per share.

         The warrants and options described in the two immediately preceding paragraphs were exercisable at the date of grant and were exercised as of December 31, 2000.

         During the fourth quarter of 1999, the Company sold an additional 1,871,008 shares of its common stock to certain existing common stockholders in connection with the exercise of anti-dilution rights granted to them upon their initial purchase of common stock. The net proceeds to the Company were approximately $1,882.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

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

         On August 31, 2000, the Company granted Research in Motion Limited, a supplier of wireless devices and related software, a warrant to purchase 333,000 shares of the Company's common stock at $16.00 per share as partial consideration for certain obligations pursuant to certain marketing and strategic alliance agreements. The warrant is exercisable one year after the date of grant and expires in three years. As of December 31, 2000, the warrant had an estimated fair market value of approximately $526 of which approximately $281 was recognized by the Company during 2000 as sales and marketing expense. During 2001, $233 was recognized by the Company as a reduction to sales and marketing expense, as a result of the remeasurement of the fair value of this warrant. Such warrant remains outstanding as of December 31, 2001.

         On November 14, 2000, the Company granted Dell Ventures, L.P., an affiliate of Dell Products, a warrant to purchase 563,864 shares of the Company's common stock at a price of $16.00 per share as partial consideration for certain obligations pursuant to a product distribution agreement. This warrant was immediately exercisable at the date of grant and expires in three years. The warrant had an estimated fair market value at the date of grant of approximately $2,300 of which approximately $1,500 and $777 was recognized by the Company during 2001 and 2000, respectively, as sales and marketing expense. Such warrant remains outstanding as of December 31, 2001.

         During January 2001, the Company entered into a service agreement with Sony Electronics Inc. with an initial term of one year. In conjunction with the agreement, the Company issued a warrant to purchase 500,000 shares of the Company's common stock at a price of $16.00 per share. Such warrant was exercisable at the date of grant and has a three year term. The agreement also requires the Company to provide up to $3,500 of marketing funds. During 2001, the Company incurred a non-cash sales and marketing charge of $765 as a result of the issuance. Such warrant remains outstanding as of December 31, 2001.

         As of December 31, 2001, the Company had reserved shares of common stock for issuance as follows:

Exercise of common stock options..........................          11,998,357
Exercise of common stock purchase warrants................           1,902,780
Employee stock purchase plan..............................           4,000,000

10.      Stock Option Plans and Other Stock-Based Compensation

         On August 3, 1999, the Company adopted the GoAmerica Communications Corp. 1999 Stock Option Plan. This plan provided for the granting of awards to purchase shares of common stock. No further options will be made under the GoAmerica Communications Corp. 1999 Stock Option Plan.

         In December 1999, the Company's Board of Directors adopted the GoAmerica, Inc. 1999 Stock Plan (the "Plan") as a successor plan to the GoAmerica Communications Corp. 1999 Stock Option Plan, pursuant to which 4,800,000 additional shares of the Company's common stock have been reserved for issuance to selected employees, non-employee directors and consultants. In May 2001, the Company's shareholders approved an increase in the maximum number of shares issuable under the Plan from 4,800,000 to 10,624,743 shares.

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

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

         The following table summarizes activity on a combined basis for the plans during 2001 and 2000:


                                                                                     Number of      Weighted-Average
                                                                                      Options        Exercise Price
                                                                                      -------        --------------
Outstanding at January 1, 1999............................................                   --         $     --
Granted...................................................................            2,440,008             0.92
Cancelled.................................................................                   --               --
                                                                                     ----------
Outstanding at December 31, 1999..........................................            2,440,008             0.92
Granted...................................................................            3,581,523             8.34
Exercised.................................................................             (125,277)            1.41
Cancelled.................................................................             (150,700)           11.81
                                                                                     ----------
Outstanding at December 31, 2000..........................................            5,745,554             5.26
Granted...................................................................            1,095,310             1.78
Exercised.................................................................             (369,642)            0.73
Cancelled.................................................................             (376,067)            8.51
                                                                                     ----------
Outstanding at December 31, 2001..........................................            6,095,155             4.70
                                                                                     ==========
Exercisable at December 31, 2001..........................................            3,354,112             3.56
                                                                                     ==========
Exercisable at December 31, 2000..........................................            1,859,278             1.84
                                                                                     ==========
Exercisable at December 31, 1999..........................................              856,000             0.95
                                                                                     ==========
Available for grant at December 31, 2001..................................            5,903,202               --
                                                                                     ==========


         The following table summarizes information about fixed price stock options outstanding at December 31, 2001:

                                           Outstanding                                      Exercisable
                         --------------------------------------------------       -----------------------------------
                                                                 Weighted-                              Weighted-
      Range of                                Weighted-           Average                                Average
      Exercise             Number              Average           Remaining            Number            Exercise
       Prices            Outstanding       Exercise Price    Contractual Life      Exercisable            Price
-------------------      -----------     -----------------   ----------------      -----------      -----------------
        $0.25                100,000           $0.25             7.6 years               46,667          $0.25
     0.45--0.56            1,007,476            0.56             7.0 years              790,248           0.56
     0.71--1.06              627,253            1.03             7.6 years              397,240           1.06
     1.31--1.96              773,943            1.36             8.5 years              318,130           1.32
     2.03--2.44            1,042,181            2.08             8.9 years              567,085           2.11
     5.02--7.50            1,578,200            6.04             8.4 years              942,883           5.44
     7.97--8.27               98,852            7.97             8.7 years               24,713           7.97
    15.00--16.00             867,250           15.38             8.2 years              267,146          15.48


         For certain options granted during 2000 and 1999, the Company has recorded pursuant to APB No. 25 approximately $8,457 and $7,799 of deferred compensation expense representing the difference between the exercise price and the market value of the common stock on the date of grant. These amounts are being amortized over the vesting period of each option and amounted to approximately $3,971, $8,258 and $732 during the years ended December 31, 2001, 2000 and 1999, respectively.

         During 1996, the Company granted an employee a warrant to purchase up to 320,000 shares of the Company's common stock at $0.44 per share, an amount in excess of the estimated fair value at the date of grant. During 2000, the warrant was exercised on a cashless basis in accordance with the terms of the

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

original agreement resulting in the issuance of 192,975 shares of common stock. As a result, the Company recorded a compensation charge of approximately $4,980 representing the difference between the exercise price and the market value of the common stock as of the date of exercise.


         The following table discloses, for the year ended December 31, 2001, 2000 and 1999, the number of options granted and certain weighted-average information:

                                                                Year ended December 31,
                     --------------------------------------------------------------------------------------------------------------
                                   2001                                   2000                                  1999
                     ----------------------------------     ---------------------------------     ---------------------------------
                       Number       Fair      Exercise        Number        Fair    Exercise         Number      Fair     Exercise
                     of Options     Value      Price        of Options     Value     Price         of Options    Value     Price
                     ----------     -----      -----        ----------     -----     -----         ----------    -----     -----
Exercise price
greater than
market price......           --   $      --   $     --          37,000      $2.97     $16.00        160,000    $   --      $2.24
Exercise price
equals market
price.............    1,095,310        1.08       1.78       2,137,150       7.32      11.08        288,000       0.22      1.31
Exercise price
less than market
price.............           --          --         --       1,407,373      10.64       3.60      1,992,000       4.04      0.76


         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999: weighted-average risk-free interest rate of 5.86%, 6.20% and 6.11% respectively; expected volatility of 0.80; no dividends; and a weighted-average expected life of the options of 4.0 years, 4.2 years and 3.0 years, respectively. There were no options granted prior to August 1999.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                            Year ended December 31,
                                                            ---------------------------------------------------------

                                                                   2001                2000                1999
                                                            -------------------   ---------------    -----------------
Pro forma net loss applicable to common stockholders.....     $ (125,846)          $  (99,280)           $(2,044)
Pro forma loss per share - basic.........................          (2.37)               (2.29)             (1.02)
Pro forma loss per share - diluted.......................          (2.36)               (2.27)             (1.00)

         In December 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan effective upon the Company's initial public offering of its common stock which was completed on April 12, 2000. The Company initially reserved 4,000,000 shares of common stock for issuance under the plan. There were no shares sold pursuant to the plan.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

11.      Income Taxes

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                     Year ended December 31,
                                                                               ---------------------------------
                                                                                    2001                2000
                                                                              ---------------       ------------
Deferred tax assets:
    Net operating loss carryforward.....................................     $     53,545          $   27,752
    Deferred compensation...............................................            6,877               5,659
    Reserves and accruals...............................................            2,814                 164
    Amortization of Goodwill............................................            3,900                 182
    Other...............................................................            2,614               1,481
Less valuation allowance................................................          (68,887)            (27,227)
                                                                              ---------------       ------------
Deferred tax assets.....................................................              863               8,011
Deferred tax liabilities:
    Intangible assets...................................................             (863)             (8,011)
    Property, equipment and leasehold improvements......................               --                  --
                                                                              ---------------       ------------
Net deferred tax assets.................................................     $        --          $       --
                                                                              ===============       ============



         A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:


                                                                                 Year ended December 31,
                                                                 -----------------------------------------------------
                                                                      2001                 2000               1999
                                                                 --------------      -------------       -------------
Statutory federal income tax (benefit) at 34%...............    $   (41,089)          $ (22,016)          $  (3,855)
State income tax (benefit), net of federal benefit..........         (3,752)             (3,597)               (680)
Non-deductible expenses, primarily impairment of goodwill...          2,603               1,425                  --
Increase in valuation allowance.............................         41,660              24,188               4,535
                                                                 ----------            --------            --------
Total.......................................................           (578)          $      --           $      --
                                                                 ==========            ========            ========



         The current state tax benefit in 2001 of $578 is attributable to the Company's sale of certain state net operating loss carryforwards.

         At December 31, 2001, the Company had a federal and state net operating loss ("NOL") carryforward of approximately $135,700 and $127,000, respectively. The federal NOL carryforwards expire beginning in 2011 and state NOL's beginning in 2003. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 1999, such a change in ownership occurred. As a result of the change, the Company's ability to utilize certain of its net operating loss carryforwards will be limited to approximately $1,400 of taxable income, per year. In addition, the Company acquired additional net operating losses through its acquisitions of Wynd and Hotpaper. The Company believes that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. The Company has not performed a detailed analysis to determine the amount of the potential limitations.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

12.      Earnings (Loss) Per share

         The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

         Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares utilized in arriving at basic earnings per share reflect an adjustment for 326,749 and 245,356 common shares for the years ended December 31, 2001 and 2000, respectively, for shares held in escrow as a result of the 2001 and 2000 acquisitions. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The weighted average number of shares utilized in arriving at diluted earnings per share presented reflect adjustments for 6,063 and 435,024 common shares in each of the years ended December 31, 2000 and 1999, respectively, issuable pursuant to warrants which were previously issued for nominal consideration. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants as issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.

13.      Subsequent Events

         On February 15, 2002, Eagle Truck Lines Inc. (a/k/a AirEagle, Inc.) filed suit against the Company in the Superior Court of the State of California for the County of Los Angeles seeking payment in an amount not less than $590, plus damages, expenses, interest and costs of suit, based on the alleged failure of the Company, as successor in interest to Flash Creative Management, Inc., to perform its obligations pursuant to a written contract dated on or about July 2, 1999, by and between Flash and AirEagle. AirEagle alleged that GoAmerica, Inc. assumed the rights and liabilities under such contract as a result of its purchase of substantially all of the assets of Flash in November 2000. AirEagle further alleged that it has completely performed its obligations under the contract and that the Company has failed to complete its development services and deliver the software product contemplated by the contract and was thus unjustly enriched. This matter is in its early stages and the Company intends to vigorously defend such matter. There can be no assurance, however, that such matter will be decided in the Company's favor.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

14.      Quarterly Financial Data (Unaudited)

         The table below summarizes the Company's unaudited quarterly operating results for years ended December 31, 2001 and 2000.


                                                                                  Quarter Ended

2001                                                    March 31            June 30           September 30         December 31
                                                     ---------------     --------------     ----------------    -----------------
Net revenue and other income.................         $     7,999         $     9,770        $    10,617         $    10,628
Cost of revenue..............................              (5,394)            (14,600)           (11,179)            (15,334)
Operating expenses...........................             (17,119)            (19,624)           (17,995)            (14,821)
Depreciation and amortization expenses.......              (5,097)             (5,250)            (5,361)             (5,677)
Impairment of long-lived assets..............                  --                  --                 --             (25,511)
Interest income, net.........................               1,479                 842                519                 259
Net (loss) before benefit from income taxes..                  --                  --                 --                 578
Net (loss)...................................         $   (18,132)        $   (28,862)       $   (23,399)        $   (49,878)
Net (loss) applicable to common stockholders.         $   (18,132)        $   (28,862)       $   (23,399)        $    (49,878)
Net (loss) per common share:
    - Basic..................................         $     (0.34)        $     (0.55)       $     (0.44)        $     (0.94)
    - Diluted................................         $     (0.34)        $     (0.54)       $     (0.44)        $     (0.94)

2000                                                    March 31            June 30           September 30       December 31
                                                     ---------------     --------------     ----------------    -----------------
Net revenue and other income.................         $     1,441         $     2,055        $     4,268         $     6,110
Cost of revenue..............................              (1,973)             (2,387)            (3,812)             (5,113)
Operating expenses...........................             (11,506)            (16,736)           (17,832)            (17,970)
Depreciation and amortization expenses.......                (101)               (222)            (3,467)             (4,451)
Interest income, net.........................                 188               2,323              2,426               2,007
Net (loss)...................................         $   (11,951)        $   (14,968)       $   (18,417)        $   (19,416)
Net (loss) applicable to common stockholders.         $   (41,889)        $   (15,576)       $   (18,417)        $   (19,416)
Net (loss) per common share:
    - Basic..................................         $     (1.75)        $     (0.34)       $     (0.36)        $     (0.37)
    - Diluted................................         $     (1.75)        $     (0.34)       $     (0.36)        $     (0.37)

                                                                    Schedule II
                                 GOAMERICA, INC.
                          FINANCIAL STATEMENT SCHEDULE

                 Valuation and Qualifying Accounts and Reserves

                  Years Ended December 31, 2001, 2000 and 1999


                                                   Balance at             Additions:                              Balance at
                                                  Beginning of      Charged to Costs and                            End of
                                                     Period               Expenses             Deductions          Period
                                                  ------------      --------------------       ------------      -----------
Year Ended December 31, 2001
     Allowance for doubtful accounts             $       388           $      4,197          $   1,910(1)       $    2,675
     Inventory Reserve                                   117                  4,623                 --               4,740
     Sales allowances, discounts & returns               245                  2,480              1,347(2)            1,378

Year Ended December 31, 2000
     Allowance for doubtful accounts             $        75           $        728          $     415(1)       $      388
     Inventory Reserve                                    --                    117                 --                 117
     Sales allowances, discounts & returns                --                    820                575(2)              245

Year Ended December 31, 1999
     Allowance for doubtful accounts             $        20           $        215          $     160(1)       $       75


(1)  Uncollectible accounts written-off, net of recoveries.
(2)  Returns and discounts charged to reserve.