Form 10-Q
period 2002-03-31
GOAMERICA INC
filed 2002-05-14
CIK 1101268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ----------------------

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                          Commission File No. 0-29359


                                 GoAmerica, Inc.
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                       22-3693371
-------------------------------------                --------------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)


433 Hackensack Avenue, Hackensack, New Jersey                        07601
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                        (Zip Code)


                                 (201) 996-1717
                         ------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes:   X                                No:
                       -----                                 -----

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 10, 2002:

                  Class                                        Number of Shares
                  -----                                        ----------------

       Common Stock, $.01 par value                               53,768,452

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I.       FINANCIAL INFORMATION.....................................................................      1

         Item 1.    Financial Statements (unaudited)....................................................      1

                Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001........      2

                Condensed  Consolidated  Statements  of  Operations  for the Three Months Ended March 31,
                     2002 and 2001......................................................................      3

                Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                     2002 and 2001......................................................................      4

                Notes to Condensed Consolidated Financial Statements....................................      5

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations     8

                General.................................................................................      8

                Results of Operations...................................................................      9

                Liquidity and Capital Resources.........................................................     10

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................     12

PART II.      OTHER INFORMATION.........................................................................     13

         Item 1.    Legal Proceedings...................................................................     13

         Item 2.    Changes in Securities and Use of Proceeds...........................................     13

         Item 5.    Other Information...................................................................     13

         Item 6.    Exhibits and Reports on Form 8-K....................................................     14

SIGNATURES..............................................................................................     15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)


                                                                                          March 31,          December 31,
                                                                                             2002                2001
                                                                                         -----------------------------------
                                                                                         (Unaudited)
Assets
Current assets:
     Cash and cash equivalents.......................................................  $       24,293        $       34,977
     Accounts receivable, net........................................................           9,774                 8,672
     Merchandise inventories, net....................................................           7,108                 7,967
     Prepaid expenses and other current assets.......................................           1,455                 2,373
                                                                                        -------------        --------------
Total current assets.................................................................          42,630                53,989

Restricted cash......................................................................           2,023                 1,396
Property, equipment and leasehold improvements, net..................................          13,124                14,158
Goodwill, net........................................................................          14,593                14,593
Trade names and other intangible assets, net.........................................           2,517                 2,950
Other assets.........................................................................             925                   699
                                                                                        -------------        --------------
                                                                                       $       75,812        $       87,785
                                                                                       ==============        ==============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable................................................................  $        8,919        $        9,676
     Accrued expenses................................................................           7,663                 7,565
     Deferred revenue................................................................           3,273                 2,805
     Other current liabilities.......................................................             510                   651
                                                                                        -------------        --------------
Total current liabilities............................................................          20,365                20,697

Other liabilities....................................................................             583                   675

Commitments and contingencies

Stockholders' equity:
     Common stock,  $.01 par value, authorized: 200,000,000 shares in 2002 and 2001;
     issued: 53,750,587 in 2002 and 53,709,803 in 2001...............................             537                   537
     Additional paid-in capital......................................................         269,082               269,053
     Deferred employee compensation..................................................          (2,232)               (2,842)
     Accumulated deficit.............................................................        (212,523)             (200,335)
                                                                                        -------------        ---------------
Total stockholders' equity ..........................................................          54,864                66,413
                                                                                        -------------        --------------
                                                                                         $     75,812        $       87,785
                                                                                         =============       ==============


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                               2002           2001
                                                                           ----------------------------
Revenues:
     Subscriber.........................................................   $     8,135      $     5,365
     Equipment..........................................................         2,258            2,389
     Other..............................................................            50              245
                                                                           -----------      -----------
                                                                                10,443            7,999
Costs and Expenses:
     Cost of subscriber airtime.........................................         6,250            1,730
     Cost of network operations.........................................           763              755
     Cost of equipment revenue..........................................         2,295            2,909
     Sales and marketing................................................         2,519            7,779
     General and administrative.........................................         8,327            8,059
     Research and development...........................................         1,000            1,281
     Depreciation and amortization......................................         1,172              560
     Amortization of goodwill and other intangibles.....................           433            4,537
                                                                           -----------      -----------
                                                                                22,759           27,610
                                                                           -----------      -----------
Loss from operations....................................................       (12,316)         (19,611)

Interest income, net....................................................           128            1,479
                                                                           -----------      -----------

Net loss applicable to common stockholders..............................   $   (12,188)     $   (18,132)
                                                                           ===========      ===========

Basic net loss per share applicable to common stockholders..............   $     (0.23)     $     (0.34)
Diluted net loss per share applicable to common stockholders............   $     (0.23)     $     (0.34)
                                                                           ============     ============
Weighted average shares used in computation of basic net loss per
    share applicable to common stockholders.............................    53,712,199       52,608,875
Weighted average shares used in computation of diluted net loss per
    share applicable to common stockholders.............................    53,739,198       53,175,929


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                   (Unaudited)

                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------
                                                                                                 2002              2001
                                                                                              ----------------------------
Operating activities
Net loss..................................................................................    $ (12,188)    $    (18,132)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...........................................................        1,172              560
  Amortization of intangible assets.......................................................          433            4,537
  Provision for losses on accounts receivable.............................................          807              255
  Non-cash employee compensation..........................................................          610            1,339
  Non-cash rent expense...................................................................           12               20
  Non-cash marketing charges..............................................................           --              551
  Changes in operating assets and liabilities:
    Increase in accounts receivable.......................................................       (1,909)          (2,076)
    Decrease (increase) in merchandise inventories........................................          859           (6,275)
    Decrease in prepaid expenses and other assets.........................................           65            1,065
    Decrease in accounts payable..........................................................         (757)            (219)
    Increase (decrease) in accrued expenses...............................................          129           (4,244)
    Increase in deferred revenue..........................................................          468            1,711
                                                                                              ----------     ------------
Net cash used in operating activities.....................................................      (10,299)         (20,908)

Investing activities
Purchase of property, equipment and leasehold improvements................................         (138)          (1,314)
Acquisition of business, net of acquired cash.............................................           --              (82)
                                                                                              ----------     -------------
Net cash used in investing activities.....................................................         (138)          (1,396)

Financing activities
Proceeds from sale of common stock and stock purchase warrants, net.......................           29              108
Payments made on capital lease obligations................................................         (276)            (144)
                                                                                              ---------     -------------
Net cash used in financing activities.....................................................         (247)             (36)
                                                                                              ----------    -------------

Decrease in cash and cash equivalents.....................................................      (10,684)         (22,340)
Cash and cash equivalents at beginning of period..........................................       34,977          114,411
                                                                                              ---------     ------------
Cash and cash equivalents at end of period................................................    $  24,293     $     92,071
                                                                                              =========     ============

Non-cash investing and financing activities

Acquisition of equipment through capital leases...........................................   $      --      $        211

Issuance of common stock purchase warrants in exchange for sales and marketing services...   $      --      $        765


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 -- Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of its financial position as of March 31, 2002 and the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         The Company has incurred significant operating losses since its inception and as of March 31, 2002 has an accumulated deficit of $212.5 million. As of March 31, 2002, the Company has $24.3 million in cash and cash equivalents, exclusive of $2.0 million in restricted cash supporting certain letters of credit. In order to reduce certain operating expenses, during 2001, the Company reduced the number of its employees by outsourcing certain operating functions, modified certain of its pricing strategies to recover the costs incurred for roaming and, in certain instances, suspended service to a limited number of subscribers contributing to excessive roaming costs. The Company's 2002 operating plan includes further reductions in headcount as well as significant reductions of sales and marketing expenditures and capital expenditures from the levels incurred during 2001. In execution of the 2002 operating plan, during the first quarter and into the second quarter 2002, the Company took steps to reduce its annual payroll by more than 10% and took further actions to reduce sales and marketing expenses. In the event management is unable to achieve its plans, additional further cost reductions may be required. There can be no assurance that the Company will achieve its 2002 operating plan.

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

          On August 1, 2001, the FASB issued SFAS No. 144, "Accounting For Impairment of Long Lived Assets". The Company adopted this pronouncement effective January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 had no effect on the results of operations or financial position of the Company.

Note 3 -- Earnings Per Share:

         The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128") and Staff Accounting Bulletin No. 98 ("SAB 98").

         Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted-average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic earnings per share is computed by dividing loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. The weighted average number of shares utilized in arriving at basic earnings per share reflects an adjustment to exclude 26,999 and 567,054 common shares for the three month periods ended March 31, 2002 and 2001, respectively, for outstanding shares held in escrow as a result of the Company's acquisitions during 2001 and 2000. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares does not include the adjustment for escrowed shares and is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.

Note 4 - Goodwill and Other Intangible Assets:

         Effective July 1, 2001, the Company adopted SFAS No. 141 "Business Combinations" and effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. During the first half of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and as such, the Company has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

         The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:


                                                                           Three Months Ended March 31,
                                                                           2002                   2001
                                                                 ------------------------------------------------

 Net loss, as reported                                                     $  (12,188)            $ (18,132)
 Add back: amortization expense, net of tax                                        --                 3,199
                                                                 ------------------------------------------------
 Pro forma net loss                                                        $  (12,188)            $ (14,933)
                                                                 ================================================

 Basic net loss per common shareholders:
 As reported                                                               $    (0.23)            $   (0.34)
 Pro forma                                                                 $    (0.23)            $   (0.28)

 Diluted net loss per common shareholders:
 As reported                                                               $    (0.23)            $   (0.34)
 Pro forma                                                                 $    (0.23)            $   (0.28)


      The following table summarizes the activity in Goodwill for the periods indicated:

                                                                            Three Months Ended March 31,
                                                                            2002                   2001
                                                                  ------------------------------------------------

 Beginning balance, net                                                    $    14,593             $  40,117
 Amortization                                                                      --                 (3,199)
                                                                  ------------------------------------------------
 Ending balance, net                                                       $    14,593             $   36,918
                                                                  ================================================


      The following table summarizes Other Intangibles subject to amortization at the dates indicated:


                                   March 31, 2002                                          December 31, 2001
                          Gross                                               Gross
                        Carrying          Accumulated                        Carrying          Accumulated
                         Amount          Amortization         Net             Amount           Amortization          Net
                   ------------------------------------------------------------------------------------------------------------

 Trade Names             $ 4,572             $(3,374)       $  1,198        $   4,572            $(3,282)           $ 1,290
 Technology                3,017              (2,603)            414            3,017             (2,557)               460
 Customer Lists            2,258              (1,853)            405            2,258             (1,808)               450
 Patents                   1,000                (500)            500            1,000               (250)               750
                         -------             -------        --------        ---------            -------            -------
                         $10,847             $(8,330)       $  2,517        $  10,847            $(7,897)           $ 2,950
                         =======             =======        ========        =========            =======            =======


         Amortization expense for Other Intangibles totaled $433,000 and $1.3 million for the three months ended March 31, 2002 and 2001, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Nine Months Ending December 31, 2002    $1,049
Years Ending December 31,:      2003       733
                                2004       551
                                2005       184

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         GoAmerica, Inc., a Delaware corporation ("We," "Us" or the "Company") is a wireless data and Internet solutions provider addressing the productivity and communications needs of business customers. Utilizing our proprietary Go.Web(TM) technology, our solutions enable corporations to improve the productivity of their workers by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks.

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

Critical Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and recoverability of our intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. We derive our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. We also charge our CDPD subscribers a per kilobyte fee for using a mobile device outside of a designated geographical area, or roaming, such fees are recognized as revenue when collected. We also generally charge a non-refundable activation fee upon initial subscription. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts which is generally six months, one year or two years. Equipment revenue is recognized upon shipment to the end user. We also provide mobile devices to our customers at prices below our costs as incentives for customers to enter into service agreements. Such incentives are recorded as a reduction to subscriber and equipment revenue, at the time of sale, allocated based upon the relative fair value of the equipment and services provided. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market conditions. We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze our goodwill for impairment issues during the first six months of 2002, and on an annual basis thereafter or upon the occurrence of an impairment indicator.

Results of Operations

Three months ended March 31, 2002 Compared to Three months ended March 31, 2001

         Subscriber revenue. Subscriber revenue increased 52%, to $8.1 million for the three months ended March 31, 2002 from $5.4 million for the three months ended March 31, 2001. The increase was due to having an increased average subscriber base. Our subscriber base increased to 152,720 subscribers at March 31, 2002 from 71,587 subscribers at March 31, 2001. A significant portion of such new subscribers were enterprise customers. We expect the number of our subscribers will increase as a result of our continued leveraging of strategic agreements. Our average monthly revenue per user, or ARPU, decreased to $23.48 for the three months ended March 31, 2002 from $30.23 for the three months ended March 31, 2001. The decline in ARPU was due to an increase in the number of new subscribers from the sale of our Go.Web value added services, which generally have a lower ARPU than our full-service offerings. During the fourth quarter of 2001, we began charging our customers a per kilobyte fee for roaming. Amounts billed to subscribers for roaming that have been recognized as revenue have been insignificant to date.

         Equipment revenue. Equipment revenue decreased slightly to $2.3 million for the three months ended March 31, 2002 from $2.4 million for the three months ended March 31, 2001. This decrease was primarily due to lower sales prices for mobile devices sold due to current market conditions.

         Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, decreased to $50,000 for the three months ended March 31, 2002 from $245,000 for the three months ended March 31, 2001. This decrease was primarily due to the our decision not to pursue consulting projects and consulting services to third parties.

         Cost of subscriber airtime. Cost of subscriber airtime increased 261%, to $6.3 million for the three months ended March 31, 2002 from $1.7 million for the three months ended March 31, 2001. Cost of subscriber airtime consists of wireless airtime costs. This increase was partially due to an increase in our subscriber base and a related increase in airtime usage during the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Additionally, during the three months ended March 31, 2001, we recorded a $1.9 million one-time reduction of accruals for certain subscriber-related costs recorded in prior periods. Excluding the one-time adjustment, cost of subscriber airtime increased 75%, to $6.3 million for the three months ended March 31, 2002 from $3.6 million for the three months ended March 31, 2001. Roaming costs were $814,000 for the three months ended March 31, 2002 compared to $718,000 for the three months ended March 31, 2001. We expect roaming costs either to be recovered as we now bill our subscribers for these costs or reduced as a result of our new pricing plan. We expect the number of subscribers and related use of our services to increase which will result in increased costs of subscriber airtime.

         Cost of network operations. Cost of network operations increased slightly to $763,000 for the three months ended March 31, 2002 from $755,000 for the three months ended March 31, 2001.

         Cost of equipment revenue. Cost of equipment revenue decreased 21%, to $2.3 million for the three months ended March 31, 2002 from $2.9 million for the three months ended March 31, 2001. This decrease primarily was due to a non-cash inventory charge recorded in 2001 to value our inventory at the lower of cost or market.

         Sales and marketing. Sales and marketing expenses decreased 68%, to $2.5 million for the three months ended March 31, 2002 from $7.8 million for the three months ended March 31, 2001. This decrease primarily was due to decreased advertising costs paid to third parties as well as decreased salaries and benefits for personnel performing sales and marketing activities. We expect sales and marketing expenses to decline as a percentage of revenue as we continue to leverage our channel relationships.

         General and administrative. General and administrative expenses increased 3%, to $8.3 million for the three months ended March 31, 2002 from $8.1 million for the three months ended March 31, 2001. This increase primarily was due to the outsourcing of our customer and technical support centers and was partially offset by decreased salaries and benefits for personnel performing business development and general corporate activities and decreased infrastructure buildout. We expect general and administrative expenses to decline as a percentage of revenue as we complete additional phases of our infrastructure buildout as well as further cost reductions as set forth in our 2002 operating plan.

         Research and development. Research and development expense decreased 22%, to $1.0 million for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities. We expect research and development expenses to decline as a percentage of revenue as we continue to develop and maintain our Go.Web technology.

         Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased for the three months ended March 31, 2002 to $433,000 from $4.5 million for the three months ended March 31, 2001. This decrease primarily was due to the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, which no longer requires goodwill and certain intangible assets to be amortized, but instead tested for impairment at least annually. In addition, the decrease reflects the impact of reduced amortization of Other Intangibles as a result of the impairment charge recorded during the fourth quarter 2001.

         Interest income. Interest income decreased to $128,000 for the three months ended March 31, 2002 from $1.5 million for the three months ended March 31, 2001. This decrease primarily was due to the use of cash to fund our losses from operations and infrastructure buildout.

Liquidity and Capital Resources

         Since our inception, we financed our operations through private placements of our equity securities and our redeemable convertible preferred stock, which have resulted in aggregate net proceeds of approximately $18.4 million through December 31, 1999. During the first quarter of 2000, we issued and sold 648,057 shares of Series B Preferred Stock for net proceeds of approximately $24.6 million. In April 2000, we consummated our initial public offering of 10,000,000 shares of our common stock at a price to the public of $16.00 per share, all of which were issued and sold for net proceeds of $146.2 million. As of March 31, 2002, we had $24.3 million in cash and cash equivalents and $22.3 million of working capital.

         We have incurred significant operating losses since our inception and as of March 31, 2002 have an accumulated deficit of $212.5 million. During the three months ended March 31, 2002, we incurred a net loss of $12.2 million and used $10.3 million of cash to fund operating activities. As of March 31, 2002 we had $24.3 million in cash and cash equivalents, exclusive of $2.0 million in restricted cash supporting certain letters of credit. In order to reduce operating expenses, during 2001, we reduced the number of our employees by outsourcing certain operating functions, modified certain of our pricing strategies to recover the costs incurred for roaming, and, in certain instances, suspended service to a limited number of subscribers contributing to excessive roaming costs. Our 2002 operating plan includes further reductions in headcount as well as significant reductions in sales and marketing expenditures and capital expenditures from the levels incurred during 2001. In execution of our 2002 operating plan, during the first quarter and into the second quarter 2002, we took steps to reduce our annual payroll by more than 10% and took further actions to reduce sales and marketing expenses. In the event we are unable to achieve our plans, additional further cost reductions may be required. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. Thereafter, we may require additional financing. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

         Net cash used in operating activities decreased to $10.3 million for the three months ended March 31, 2002 from $20.9 million for the three months ended March 31, 2001. This decrease primarily was due to decreased losses from operations as well as maintaining decreased levels of mobile device inventories.

         Net cash used in investing activities was $138,000 for the three months ended March 31, 2002 as compared to $1.4 million for the three months ended March 31, 2001. Cash used in investing activities was principally for purchases of property, equipment and leasehold improvements.

         Net cash used by financing activities was $247,000 for the three months ended March 31, 2002 as compared to $36,000 for the three months ended March 31, 2001. Cash used in financing activities for the three months ended March 31, 2002 was principally for repayment of capital leases and was partially offset by proceeds from the exercise of stock options.

         As of March 31, 2002, our principal commitments consisted of obligations outstanding under operating leases. As of March 31, 2002, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $12.0 million, of which approximately $1.9 million is payable for the remainder of 2002.

         The following table summarizes GoAmerica's contractual obligations at March 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.


                                                         Less than 1
March 31, (In thousands)                 Total              Year           1-3 Years       4-5 Years       After 5 Years

Contractual Obligations:
    Capital Lease Obligations               $   906            $  585          $  321           $   --            $   --
    Operating Lease                          12,007             2,463           3,419            2,808             3,317
       Obligation
                                    ----------------    --------------    ------------    -------------    --------------
    Total Contractual Cash                  $12,913            $3,048          $3,740           $2,808            $3,317
       Obligation
                                    ================    ==============    ============    =============    ==============

Other Commercial Commitments:
    Standby Letter of Credit                $ 1,981            $1,375          $  606           $   --            $   --
    Inventory Purchases                       1,200             1,200              --               --                --
                                    ----------------    --------------    ------------    -------------    --------------
    Total Commercial                        $ 3,181            $2,575          $  606           $   --            $   --
       Commitment
                                    ================    ==============    ============    =============    ==============


Forward Looking Statements

         Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our need to substantially increase the number of our subscribers; (iii) our need to improve our systems to monitor our wireless airtime costs more effectively; (iv) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (v) our dependence on wireless carrier networks; (vi) our need to expand our sales and marketing activities and build the GoAmerica brand; (vii) our ability to respond to increased competition in the wireless data industry; (viii) our ability to integrate acquired businesses and technologies; (ix) our ability to leverage strategic alliances to generate revenue growth; (x) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; and (xi) our ability to manage expanded operations. As a result of such risks and others expressed from time to time in our filings with the Securities and Exchange Commission, our actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

Recent Accounting Pronouncements

         In May 2000, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the classification of these discounts, coupons, rebates and free products in the statement of operations. We adopted the provisions of EITF 00-14 effective April 1, 2001. The adoption of the consensus resulted in the reclassification of certain sales incentives as a reduction of subscriber revenues. All prior period results reflect such reclassification. Prior to April 1, 2001, such incentives were recorded entirely as reductions to equipment revenue. The adoption of this consensus had no impact on total revenues or on net loss.

         On August 1, 2001, the FASB issued SFAS No. 144, "Accounting For Impairment of Long Lived Assets". We are required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recogninzed before they occur. The impact of adopting SFAS No. 144 had no effect on our results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We believe that we have limited exposure to financial market risks, including changes in interest rates. At March 31, 2002, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $0.2 million based on cash and cash equivalent balances at March 31, 2002. We currently hold no derivative instruments and do not earn foreign-source income.

                           PART II. OTHER INFORMATION


Item 1.         Legal Proceedings

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

Item 2.         Changes in Securities and Use of Proceeds

Changes in Securities

         Option Grants

         On January 17, 2002, we granted Stock Options to various employees, officers and directors pursuant to our 1999 Stock Plan. All of such Stock Options were granted at an exercise price of $1.89 per share, the then current fair market value of the Common Stock, with four year vesting, except for one grant which had a shortened vesting schedule. The aggregate number of shares of common stock underlying such stock option grants totaled 1,647,074.

Use of Proceeds

         On April 6, 2000, the Commission declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the Commission in connection with our initial public offering of Common Stock. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 10,000,000 shares of our Common Stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6 million. As of March 31, 2002, approximately $24.3 million of the $146.2 million in net proceeds received by us upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $121.9 million of the net proceeds have been specifically applied as follows:
(i) $5.1 million for the acquisition of other businesses; (ii) $32.0 million for sales and marketing expenses; (iii) $10.6 million for the purchase of capital assets; and (iv) $74.2 million for working capital needs.

Item 5.  Other Information.

Subsequent Events

         Promotion.

         Effective May 7, 2002, Daniel Luis was promoted to the position of President and Chief Operating Officer. In connection with Mr. Luis' promotion, Joseph Korb resigned from his position as President and assumed the position of Executive Vice Chairman, Strategy and Strategic Alliances. Mr. Luis will report directly to Aaron Dobrinsky, our Chairman and Chief Executive Officer.

Item 6.         Exhibits and Reports On Form 8-K.

         (b)    Reports on Form 8-K.

                During the quarter ended March 31, 2002, we did not file any Current Reports on Form 8-K with the Commission.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    GOAMERICA, INC.





DATE:      May 14, 2002               By:    /s/ Aaron Dobrinsky
                                             -------------------
                                             Aaron Dobrinsky
                                              Chief Executive Officer
                                             (Principal Executive Officer)





DATE:      May 14, 2002               By:    /s/ Francis J. Elenio
                                             ---------------------
                                             Francis J. Elenio
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)