Form 10-Q
period 2002-06-30
GOAMERICA INC
filed 2002-08-02
CIK 1101268

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                           Commission File No. 0-29359

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

                    Yes:  X                             No:
                         ----                               ----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2002:

                Class                                    Number of Shares
                -----                                    ----------------
     Common Stock, $.01 par value                           53,883,105

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION...........................................    1

        Item 1.     Financial Statements (unaudited)......................    1

                    Condensed Consolidated Balance Sheets as of June 30,
                      2002 and December 31, 2001..........................    2

                    Condensed Consolidated Statements of Operations for
                      the Three and Six Months Ended June 30, 2002 and
                      2001................................................    3

                    Condensed Consolidated Statements of Cash Flows for
                      the Six Months Ended June 30, 2002 and 2001.........    4

                    Notes to Condensed Consolidated Financial Statements..    5

        Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................    8

                    General...............................................    8

                    Critical Accounting Policies and Estimates............    8

                    Results of Operations.................................    9

                    Liquidity and Capital Resources.......................   11

        Item 3.     Quantitative and Qualitative Disclosures About Market
                      Risk................................................   13

PART II.  OTHER INFORMATION...............................................   14

        Item 1.     Legal Proceedings.....................................   14

        Item 2.     Changes in Securities and Use of Proceeds.............   14

        Item 4.     Submission of Matters to a Vote of Security Holders...   14

        Item 6.     Exhibits and Reports on Form 8-K......................   15

SIGNATURES................................................................   16

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                                                                   June 30,           December 31,
                                                                                     2002                 2001
                                                                                -----------------------------------
                                                                                 (Unaudited)
Assets
Current assets:
     Cash and cash equivalents...............................................   $      15,935        $       34,977
     Accounts receivable, net................................................           8,767                 8,672
     Merchandise inventories, net ...........................................           5,021                 7,967
     Prepaid expenses and other current assets...............................           1,857                 2,373
                                                                                -------------        --------------
Total current assets.........................................................          31,580                53,989

Restricted cash..............................................................           2,031                 1,396
Property, equipment and leasehold improvements, net..........................          12,027                14,158
Goodwill, net................................................................          14,593                14,593
Trade names and other intangible assets, net.................................           2,084                 2,950
Other assets.................................................................           1,187                   699
                                                                                -------------        --------------
                                                                                $      63,502        $       87,785
                                                                                =============        ==============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable........................................................   $       9,136        $        9,676
     Accrued expenses........................................................           6,358                 7,565
     Deferred revenue........................................................           3,048                 2,805
     Other current liabilities...............................................             493                   651
                                                                                -------------        --------------
Total current liabilities....................................................          19,035                20,697

Other liabilities............................................................             283                   675

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, authorized: 200,000,000 shares in
     2002 and 2001; issued: 53,883,105 in 2002 and 53,709,803 in 2001........             537                   537
     Additional paid-in capital..............................................         269,082               269,053
     Deferred employee compensation..........................................          (1,621)               (2,842)
     Accumulated deficit.....................................................        (223,814)             (200,335)
                                                                                -------------        --------------
Total stockholders' equity ..................................................          44,184                66,413
                                                                                -------------        --------------
                                                                                $      63,502        $       87,785
                                                                                =============        ==============


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (Unaudited)

                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                   ------------------------------------------------------------------
                                                        2002             2001               2002            2001
                                                   ------------------------------------------------------------------
Revenues:
     Subscriber.................................   $        7,750   $        7,080     $      15,885    $      12,445
     Equipment..................................            1,770            2,590             4,029            4,979
     Other......................................               60              100               108              345
                                                   --------------   --------------     -------------    -------------
                                                            9,580            9,770            20,022           17,769
Costs and expenses:
     Cost of subscriber airtime.................            5,688            6,841            11,938            8,571
     Cost of network operations.................              855              947             1,618            1,702
     Cost of equipment revenue..................            1,967            6,812             4,262            9,722
     Sales and marketing........................            2,310            8,233             4,829           16,012
     General and administrative.................            7,547           10,343            15,874           18,402
     Research and development...................              900            1,048             1,900            2,329
     Depreciation and amortization..............            1,229              713             2,401            1,273
     Amortization of goodwill and other
     intangibles................................              433            4,537               866            9,074
                                                   --------------   --------------     -------------    -------------
                                                           20,929           39,474            43,688           67,085
                                                   --------------   --------------     -------------    -------------
Loss from operations............................          (11,349)         (29,704)          (23,666)         (49,316)

Interest income, net............................               58              842               187            2,321
                                                   --------------   --------------     -------------    -------------
Net loss applicable to common stockholders......   $      (11,291)  $      (28,862)    $     (23,479)   $     (46,995)
                                                   ==============   ==============     =============    =============

Basic net loss per share applicable to common
   stockholders.................................   $        (0.21)  $        (0.55)    $       (0.44)   $       (0.89)
Diluted net loss per share applicable to common
   stockholders.................................   $        (0.21)  $        (0.54)    $       (0.44)   $       (0.88)
                                                   ==============   ==============     =============    =============

Weighted average shares used in computation of
   basic net loss per share applicable to common
   stockholders.................................       53,780,668       52,707,741        53,735,542       52,641,757
Weighted average shares used in computation of
   diluted net loss per share applicable to
   common stockholders..........................       53,807,667       53,274,795        53,762,541       53,208,811


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                              Six Months Ended June 30,
                                                                          ---------------------------------
                                                                               2002               2001
                                                                          ---------------------------------
Operating activities
Net loss.............................................................     $      (23,479)    $      (46,995)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................              2,401              1,273
  Amortization of goodwill and intangible assets.....................                866              9,074
  Provision for losses on accounts receivable........................              1,215                880
  Non-cash employee compensation.....................................              1,221              2,356
  Non-cash rent expense..............................................                 22                 39
  Non-cash marketing charges.........................................                 --              1,341
  Changes in operating assets and liabilities:
    Increase in accounts receivable..................................             (1,310)            (3,329)
    Decrease (increase) in merchandise inventories...................              2,946               (115)
    Increase in prepaid expenses and other assets....................               (607)            (1,317)
    Decrease in accounts payable.....................................               (540)            (3,534)
    Decrease in accrued expenses.....................................             (1,207)            (2,137)
    Increase in deferred revenue.....................................                243              1,478
                                                                          --------------     --------------
Net cash used in operating activities................................            (18,229)           (40,986)

Investing activities
Purchase of property, equipment and leasehold improvements...........               (270)            (3,799)
Acquisition of business, net of acquired cash........................                 --                (82)
                                                                          --------------     --------------
Net cash used in investing activities................................               (270)            (3,881)

Financing activities
Proceeds from sale of common stock and stock purchase warrants, net..                 29                176
Payments made on capital lease obligations...........................               (572)              (219)
                                                                          --------------     --------------
Net cash used in financing activities................................               (543)               (43)
                                                                          --------------     --------------

Decrease in cash and cash equivalents................................            (19,042)           (44,910)
Cash and cash equivalents at beginning of period.....................             34,977            114,411
                                                                          --------------     --------------
Cash and cash equivalents at end of period...........................     $       15,935     $       69,501
                                                                          ==============     ==============

Non-cash investing and financing activities

Acquisition of equipment through capital leases......................     $           --     $          211

Issuance of common stock purchase warrants in exchange for sales and
and marketing services...............................................     $           --     $          765


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In thousands, except share and per share data)


Note 1 -- Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of its financial position as of June 30, 2002 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2002 and 2001. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     The Company has incurred significant operating losses since its inception and as of June 30, 2002 has an accumulated deficit of $223.8 million. As of June 30, 2002, the Company had $15.9 million in cash and cash equivalents, exclusive of $2.0 million in restricted cash supporting certain letters of credit. In order to reduce certain operating expenses, during 2001, the Company reduced the number of its employees by outsourcing certain operating functions, modified certain of its pricing strategies to recover the costs incurred for roaming and, in certain instances, suspended service to a limited number of subscribers contributing to excessive roaming costs. The Company's 2002 operating plan includes further reductions in headcount as well as significant reductions of sales and marketing expenditures and capital expenditures from the levels incurred during 2001. In execution of the 2002 operating plan, during the first half of 2002, the Company took steps to reduce its annual payroll by more than 10% and took further actions to reduce sales and marketing expenses. In the event management is unable to achieve its plans, additional further cost reductions may be required. There can be no assurance that the Company will achieve its 2002 operating plan.

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

     On August 1, 2001, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards , or SFAS No. 144, "Accounting For Impairment of Long Lived Assets". The Company adopted this pronouncement effective January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived assets classified as held for sale at the lower of their carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 had no effect on the results of operations or financial position of the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

Note 3 -- Earnings Per Share:

     The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128") and Staff Accounting Bulletin No. 98 ("SAB 98").

     Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted-average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic earnings per share is computed by dividing loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. The weighted average number of shares utilized in arriving at basic earnings per share reflects an adjustment to exclude 26,999 and 567,054 common shares for the three and six month periods ended June 30, 2002 and 2001, respectively, for outstanding shares held in escrow as a result of the Company's acquisitions during 2001 and 2000. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares does not include the adjustment for escrowed shares and is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.

Note 4 - Goodwill and Other Intangible Assets:

     Effective July 1, 2001, the Company adopted SFAS No. 141 "Business Combinations" and effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. During the first half of 2002, the Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and no adjustment to the carrying value of goodwill was required.

     The following tables reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2000:

                                              Three Months Ended June 30,                Six Months Ended June 30,
                                               2002                 2001                 2002                 2001
                                            -------------------------------           -------------------------------
Net loss, as reported                       $  (11,291)          $  (28,862)          $  (23,479)          $  (46,995)
Add back: amortization expense, net of tax          --                3,199                   --                6,397
                                            -------------------------------           -------------------------------
Pro forma net loss                          $  (11,291)          $  (25,663)          $  (23,479)          $  (40,598)
                                            ===============================           ===============================

Basic net loss per common stockholders:
As reported                                 $    (0.21)          $    (0.55)          $    (0.44)          $    (0.89)
Pro forma                                   $    (0.21)          $    (0.49)          $    (0.44)          $    (0.77)

Diluted net loss per common stockholders:
As reported                                 $    (0.21)          $    (0.54)          $    (0.44)          $    (0.88)
Pro forma                                   $    (0.21)          $    (0.48)          $    (0.44)          $    (0.76)

                                               Years Ended December 31,
                                               2001                 2000
                                            -------------------------------
Net loss, as reported                       $ (120,271)          $  (95,299)
Add back: amortization expense, net of tax      12,794                4,691
                                            -------------------------------
Pro forma net loss                          $ (107,477)          $  (90,608)
                                            ===============================

Basic net loss per common stockholders:
As reported                                 $    (2.27)          $    (2.19)
Pro forma                                   $    (2.03)          $    (2.09)

Diluted net loss per common stockholders:
As reported                                 $    (2.25)          $    (2.18)
Pro forma                                   $    (2.01)          $    (2.07)

     The following table summarizes the activity in Goodwill for the periods indicated:

                                                      Six Months Ended June 30,
                                                       2002              2001
                                                     ---------------------------

Beginning balance, net                               $ 14,593          $ 40,117
Amortization                                             --              (6,397)
                                                     --------------------------
Ending balance, net                                  $ 14,593          $ 33,720
                                                     ==========================

     The following table summarizes Other Intangibles subject to amortization at the dates indicated:

                                      June 30, 2002                                       December 31, 2001
                         Gross                                               Gross
                        Carrying         Accumulated                        Carrying         Accumulated
                         Amount          Amortization         Net            Amount          Amortization           Net
                  ----------------------------------------------------  ------------------------------------------------------
Trade Names             $  4,572           $ (3,466)        $ 1,106         $  4,572           $ (3,282)          $ 1,290
Technology                 3,017             (2,649)            368            3,017             (2,557)              460
Customer Lists             2,258             (1,898)            360            2,258             (1,808)              450
Patents                    1,000               (750)            250            1,000               (250)              750
                  ------------------------------------------------------------------------------------------------------------
                        $ 10,847           $ (8,763)        $ 2,084         $ 10,847           $ (7,897)          $ 2,950
                  ============================================================================================================

     Amortization expense for Other Intangibles totaled $433,000 and $1.3 million for the three months ended June 30, 2002 and 2001, respectively, and $866,000 and $2.7 million for the six months ended June 30, 2002 and 2001, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Six Months Ending December 31, 2002:        $ 616
Years Ending December 31,:     2003           733
                               2004           551
                               2005           184

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     GoAmerica, Inc., a Delaware corporation ("We," "Us" or the "Company"), is a wireless data and Internet solutions provider addressing the productivity and communications needs of business customers. Utilizing our proprietary Go.Web(TM) technology, our solutions enable corporations to improve the productivity of their workers by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks.

     We derive our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and e-commerce system as well as our billing system. We have invested additional capital in the development of our software applications Go.Web and Mobile Office(R) as well as other software applications. We provide and expect to continue to provide mobile devices made by third parties to our customers at prices below our costs for such devices. We also expect to continue to incur sales and marketing, systems development and administrative expenses. We have incurred operating losses since our inception and expect to continue to incur operating losses for at least the next several quarters. Therefore, we will need to significantly improve our overall gross margins, further reduce our selling, general and administrative expenses and generate significant revenue to become profitable and sustain profitability on a quarterly or annual basis. We will have to substantially increase our revenue base in order to achieve our business plan.

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

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. We derive our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. We also charge our CDPD subscribers a per kilobyte fee for using a mobile device outside of a designated geographical area, or roaming; such fees are recognized as revenue when collected. We also generally charge a non-refundable activation fee upon initial subscription. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts which is generally six months, one year or two years. Equipment revenue is recognized upon shipment to the end user. We also provide mobile devices to our customers at prices below our costs as incentives for customers to enter into service agreements. Such incentives are recorded as a reduction to subscriber and equipment revenue, at the time of sale, allocated based upon the relative fair value of the equipment and services provided. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market conditions. We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," and have completed the first of the required impairment tests of goodwill, and no adjustment was required to the carrying value of goodwill.

Results of Operations

Three months ended June 30, 2002 Compared to Three months ended June 30, 2001

     Subscriber revenue. Subscriber revenue increased 10%, to $7.8 million for the three months ended June 30, 2002 from $7.1 million for the three months ended June 30, 2001. The increase was due to having an increased average subscriber base. Our subscriber base increased to 132,800 subscribers at June 30, 2002 from 100,600 subscribers at June 30, 2001. A significant portion of such new subscribers were enterprise customers. We expect the number of our overall subscribers will decrease as a result of our planned divestiture of our CDPD subscribers during the third quarter 2002. As of June 30, 2002, we had approximately 18,000 CDPD subscribers. Our average monthly revenue per user, or ARPU, decreased to $22.94 for the three months ended June 30, 2002 from $27.41 for the three months ended June 30, 2001. The decline in ARPU was due to an increase in the number of new subscribers from the sale of our Go.Web value added services, which generally have a lower ARPU than our full-service offerings. During the fourth quarter of 2001, we began charging our customers a per kilobyte fee for roaming. Amounts billed to subscribers for roaming that have been recognized as revenue have been insignificant to date. As of June 30, 2002, $952,000 was recorded in accounts receivable and deferred revenue with respect to roaming charges.

     Equipment revenue. Equipment revenue decreased to $1.8 million for the three months ended June 30, 2002 from $2.6 million for the three months ended June 30, 2001. This decrease was primarily due to lower sales of mobile devices.

     Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, decreased to $60,000 for the three months ended June 30, 2002 from $100,000 for the three months ended June 30, 2001. This decrease was primarily due to our decision not to pursue consulting projects and consulting services to third parties.

     Cost of subscriber airtime. Cost of subscriber airtime decreased 17%, to $5.7 million for the three months ended June 30, 2002 from $6.8 million for the three months ended June 30, 2001. This decrease was primarily due to a decrease in roaming costs to $895,000 for the three months ended June 30, 2002 from $2.4 million for the three months ended June 30, 2001 and was partially offset by an increase in our subscriber base and a related increase in airtime usage. We expect roaming costs will be eliminated as we execute our planned divestiture of CDPD subscribers during the third quarter 2002. We expect the number of subscribers and related use of our services to decrease as a result of our planned divestiture of CDPD subscribers, which will result in decreased costs of subscriber airtime.

     Cost of network operations. Cost of network operations decreased slightly to $855,000 for the three months ended June 30, 2002 from $947,000 for the three months ended June 30, 2001. We expect cost of network operations to remain relatively consistent.

     Cost of equipment revenue. Cost of equipment revenue decreased 71%, to $2.0 million for the three months ended June 30, 2002 from $6.8 million for the three months ended June 30, 2001. This decrease primarily was due to a non-cash inventory charge of $3.8 million recorded in 2001 to value our inventory at the lower of cost or market. The inventory related charges primarily related to wireless modems supporting laptop and older PALM OS based models for which sales were lower than expected and a charge for a lower of cost to market adjustment related to other equipment which remained unsold.

     Sales and marketing. Sales and marketing expenses decreased 72%, to $2.3 million for the three months ended June 30, 2002 from $8.2 million for the three months ended June 30, 2001. This decrease primarily was due to decreased advertising costs paid to third parties as well as decreased salaries and benefits for personnel performing sales and marketing activities. We expect sales and marketing expenses to decline as a percentage of revenue as we continue to leverage our channel relationships.

     General and administrative. General and administrative expenses decreased 27%, to $7.5 million for the three months ended June 30, 2002 from $10.3 million for the three months ended June 30, 2001. This decrease primarily was due to decreased salaries and benefits for personnel performing business development and general corporate activities and decreased infrastructure buildout and was partially offset by the outsourcing of our customer and technical support centers. We expect general and administrative expenses to decline as a percentage of revenue as a result of our cost reductions set forth in our 2002 operating plan.

     Research and development. Research and development expense decreased 14%, to $900,000 for the three months ended June 30, 2002 from $1.0 million for the three months ended June 30, 2001. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities. We expect research and development expenses to decline as a percentage of revenue as we continue to develop and maintain our Go.Web technology.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased for the three months ended June 30, 2002 to $433,000 from $4.5 million for the three months ended June 30, 2001. This decrease primarily was due to the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, which no longer requires goodwill and certain intangible assets to be amortized, but instead tested for impairment at least annually. In addition, the decrease reflects the impact of reduced amortization of Other Intangibles as a result of the impairment charge recorded during the fourth quarter of 2001.

     Interest income. Interest income decreased to $58,000 for the three months ended June 30, 2002 from $842,000 for the three months ended June 30, 2001. This decrease primarily was due to the use of cash to fund our losses from operations and infrastructure buildout.

Six months ended June 30, 2002 Compared to Six months ended June 30, 2001

     Subscriber revenue. Subscriber revenue increased 28%, to $15.9 million for the six months ended June 30, 2002 from $12.4 million for the six months ended June 30, 2001. The increase was due to having an increased average subscriber base. Our subscriber base increased to 132,800 subscribers at June 30, 2002 from 100,600 subscribers at June 30, 2001. A significant portion of such new subscribers were enterprise customers. Our average monthly revenue per user, or ARPU, decreased to $23.48 for the six months ended June 30, 2002 from $30.23 for the six months ended June 30, 2001. The decline in ARPU was due to an increase in the number of new subscribers from the sale of our Go.Web value added services, which generally have a lower ARPU than our full-service offerings. During the fourth quarter of 2001, we began charging our customers a per kilobyte fee for roaming. Amounts billed to subscribers for roaming that have been recognized as revenue have been insignificant to date.

     Equipment revenue. Equipment revenue decreased to $4.0 million for the six months ended June 30, 2002 from $5.0 million for the six months ended June 30, 2001. This decrease was primarily due to lower sales of mobile devices.

     Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, decreased to $108,000 for the six months ended June 30, 2002 from $345,000 for the six months ended June 30, 2001. This decrease was primarily due to the our decision not to pursue consulting projects and consulting services to third parties.

     Cost of subscriber airtime. Cost of subscriber airtime increased 39%, to $11.9 million for the six months ended June 30, 2002 from $8.6 million for the six months ended June 30, 2001. This increase was primarily due to an increase in our subscriber base and a related increase in airtime usage during the six months ended June 30, 2002 compared to the six months ended June 30, 2001 and was partially offset by a decrease in roaming costs to $1.7 million for the six months ended June 30, 2002 from $3.1 million for the six months ended June 30, 2001. Additionally, during the three months ended March 31, 2001, we recorded a $1.9 million one-time reduction of accruals for certain subscriber-related costs recorded in prior periods. Excluding the one-time adjustment, cost of subscriber airtime increased 13%, to $11.9 million for the six months ended June 30, 2002 from $10.5 million for the six months ended June 30, 2001

     Cost of network operations. Cost of network operations decreased slightly to $1.6 million for the six months ended June 30, 2002 from $1.7 million for the six months ended June 30, 2001.

     Cost of equipment revenue. Cost of equipment revenue decreased 56%, to $4.3 million for the six months ended June 30, 2002 from $9.7 million for the six months ended June 30, 2001. This decrease primarily was due to a non-cash inventory charge of $3.8 million recorded in 2001 to value our inventory at the lower of cost or market. The inventory related charges primarily related to wireless modems supporting laptop and older PALM OS based models for which sales were lower than expected and a charge for a lower of cost to market adjustment related to other equipment which remained unsold.

     Sales and marketing. Sales and marketing expenses decreased 70%, to $4.8 million for the six months ended June 30, 2002 from $16.0 million for the six months ended June 30, 2001. This decrease primarily was due to decreased advertising costs paid to third parties as well as decreased salaries and benefits for personnel performing sales and marketing activities.

     General and administrative. General and administrative expenses decreased 14%, to $15.9 million for the six months ended June 30, 2002 from $18.4 million for the six months ended June 30, 2001. This decrease primarily was due to decreased salaries and benefits for personnel performing business development and general corporate activities and decreased infrastructure buildout and was partially offset by the outsourcing of our customer and technical support centers.

     Research and development. Research and development expense decreased 18%, to $1.9 million for the six months ended June 30, 2002 from $2.3 million for the six months ended June 30, 2001. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased for the six months ended June 30, 2002 to $866,000 from $9.1 million for the six months ended June 30, 2001. This decrease primarily was due to the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, which no longer requires goodwill and certain intangible assets to be amortized, but instead tested for impairment at least annually. In addition, the decrease reflects the impact of reduced amortization of Other Intangibles as a result of the impairment charge recorded during the fourth quarter 2001.

     Interest income. Interest income decreased to $187,000 for the six months ended June 30, 2002 from $2.3 million for the six months ended June 30, 2001. This decrease primarily was due to the use of cash to fund our losses from operations and infrastructure buildout.

Liquidity and Capital Resources

     Since our inception, we financed our operations through private placements of our equity securities and our redeemable convertible preferred stock, which resulted in aggregate net proceeds of approximately $18.4 million through December 31, 1999. During the first quarter of 2000, we issued and sold 648,057 shares of Series B Preferred Stock for net proceeds of approximately $24.6 million. In April 2000, we consummated our initial public offering of 10,000,000 shares of our common stock at a price to the public of $16.00 per share, all of which were issued and sold for net proceeds of $146.2 million. As of June 30, 2002, we had $15.9 million in cash and cash equivalents and $12.5 million of working capital.

     We have incurred significant operating losses since our inception and as of June 30, 2002 have an accumulated deficit of $223.8 million. During the six months ended June 30, 2002, we incurred a net loss of $23.5 million and used $18.2 million of cash to fund operating activities. As of June 30, 2002 we had $15.9 million in cash and cash equivalents, exclusive of $2.0 million in restricted cash supporting certain letters of credit. In order to reduce operating expenses, during 2001, we reduced the number of our employees by outsourcing certain operating functions, modified certain of our pricing strategies to recover the costs incurred for roaming, and, in certain instances, suspended service to a limited number of subscribers contributing to excessive roaming costs. Our 2002 operating plan includes further reductions in headcount as well as significant reductions in sales and marketing expenditures and capital expenditures from the levels incurred during 2001. In execution of our 2002 operating plan, during the first half of 2002, we took steps to reduce our annual payroll by more than 10% and took further actions to reduce sales and marketing expenses. In the event we are unable to achieve our plans, additional further cost reductions may be required. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 9 months. Thereafter, we may require additional financing. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes. We are continuing to pursue financing on acceptable terms. We expect to file an application to have our common stock traded on the Nasdaq Small Cap Market beginning on or about August 29, 2002, but do not believe this will have a significant impact on our liquidity.

     Net cash used in operating activities decreased to $18.2 million for the six months ended June 30, 2002 from $41.0 million for the six months ended June 30, 2001. This decrease primarily was due to decreased losses from operations as well as maintaining decreased levels of mobile device inventories.

     Net cash used in investing activities was $270,000 for the six months ended June 30, 2002 as compared to $3.9 million for the six months ended June 30, 2001. Cash used in investing activities was principally for purchases of property, equipment and leasehold improvements.

     Net cash used by financing activities was $543,000 for the six months ended June 30, 2002 as compared to $43,000 for the six months ended June 30, 2001. Cash used in financing activities for the six months ended June 30, 2002 was principally for repayment of capital leases and was partially offset by proceeds from the exercise of stock options.

     As of June 30, 2002, our principal commitments consisted of obligations outstanding under operating leases. As of June 30, 2002, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $11.5 million, of which approximately $1.4 million is payable for the remainder of 2002.

         The following table summarizes GoAmerica's contractual obligations at June 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                                   Less than 1
June 30, (In thousands)                            Total              Year           1-3 Years       4-5 Years       After 5 Years
Contractual Obligations:
    Capital Lease Obligations                         $   674            $  445          $  229           $   --            $   --
    Operating Lease
      Obligation                                       11,455             2,443           3,247            2,722             3,043
                                              ----------------    --------------    ------------    -------------    --------------
    Total Contractual Cash
      Obligation                                      $12,129            $2,888          $3,476           $2,722            $3,043
                                              ================    ==============    ============    =============    ==============

Other Commercial Commitments:
    Standby Letter of Credit                          $ 1,981            $1,375          $  606           $   --            $   --
    Inventory Purchases                                   500               500              --               --                --
                                              ----------------    --------------    ------------    -------------    --------------
    Total Commercial
      Commitment                                      $ 2,481            $1,875          $  606           $   --            $   --
                                              ================    ==============    ============    =============    ==============

Forward Looking Statements

     Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our need to substantially increase the number of our subscribers; (iii) our need to improve our systems to monitor our wireless airtime costs more effectively; (iv) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (v) our dependence on wireless carrier networks; (vi) our need to expand our sales and marketing activities and build the GoAmerica brand; (vii) our ability to respond to increased competition in the wireless data industry; (viii) our ability to integrate acquired businesses and technologies; (ix) our ability to leverage strategic alliances to generate revenue growth; (x) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (xi) our ability to manage expanded operations; (xii) our ability to divest our CDPD subscribers; and (xiii) our estimate of our ability to fund our operating needs through available cash reserves. As a result of such risks and others expressed from time to time in our filings with the Securities and Exchange Commission, our actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

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

     On August 1, 2001, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards, or SFAS No. 144, "Accounting For Impairment of Long Lived Assets". We are required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 had no effect on our results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. We do not anticipate a significant impact on its results of operations from adopting this Statement.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We believe that we have limited exposure to financial market risks, including changes in interest rates. At June 30, 2002, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $0.2 million based on cash and cash equivalent balances at June 30, 2002. We currently hold no derivative instruments and do not earn foreign-source income.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     On February 15, 2002, Eagle Truck Lines Inc. (a/k/a Air Eagle, Inc.) filed suit against GoAmerica, Inc. ("GoAmerica") in the Superior Court of the State of California for the County of Los Angeles seeking payment of $590,000, plus damages, expenses, interest and costs of suit. This action was removed to the United States District Court for the Central District of California pursuant to a motion brought by GoAmerica and is currently pending in that court. Air Eagle alleges that GoAmerica, as successor in interest to Flash Creative Management, Inc. ("Flash"), failed to perform its obligations under a time and materials consulting contract dated July 2, 1999 (the "Contract"), by and between Flash and Air Eagle. Air Eagle alleges that GoAmerica assumed the rights and liabilities under this Contract as a result of its purchase of substantially all of the assets of Flash in November 2000. On June 3, 2002, GoAmerica filed an amended answer and counterclaim, denying the allegations of the complaint and seeking payment from Air Eagle of an amount not less than $589,993.60, plus expenses, interest and costs of suit based on Air Eagle's failure to pay for services rendered by Flash and GoAmerica under the Contract. The Company intends to defend this action and pursue its counterclaim vigorously. In a separate but related matter, on July 31, 2002, GoAmerica filed suit against Flash and certain former officers and shareholders of Flash in the United States District Court for the District of New Jersey for violations of federal and state securities laws and common law fraud in connection with the sale of the assets of Flash to GoAmerica. The Company intends to vigorously pursue its claims against Flash and the other named defendants in this action.

Item 2.   Changes in Securities and Use of Proceeds

Changes in Securities

     On April 12, 2002, we granted Stock Options to an officer pursuant to our 1999 Stock Plan. Such Stock Options were granted at an exercise price of $1.89 per share, the then current fair market value of the Common Stock, with four year vesting. The aggregate number of shares of common stock underlying such stock option grants totaled 236,037.

     On May 1, 2002, we granted Stock Options to various employees pursuant to our 1999 Stock Plan. All of such Stock Options were granted at an exercise price of $0.78 per share, the then current fair market value of the Common Stock, with four year vesting. The aggregate number of shares of common stock underlying such stock option grants totaled 74,600.

     On May 29, 2002, we granted Stock Options to various employees and officers pursuant to our 1999 Stock Plan. All of such Stock Options were granted at an exercise price of $0.54 per share, the then current fair market value of the Common Stock, with four year vesting. The aggregate number of shares of common stock underlying such stock option grants totaled 282,130.

Use of Proceeds

     On April 6, 2000, the Commission declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the Commission in connection with our initial public offering of Common Stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect, now CSFBdirect. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 10,000,000 shares of our Common Stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6 million. As of June 30, 2002, approximately $15.9 million of the $146.2 million in net proceeds received by us upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $130.3 million of the net proceeds have been specifically applied as follows: (i) $5.1 million for the acquisition of other businesses; (ii) $34.0 million for sales and marketing expenses; (iii) $10.8 million for the purchase of capital assets; and (iv) $80.4 million for working capital needs.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders was held on May 15, 2002.

     There were present at the Annual Meeting, in person or by proxy, stockholders holding an aggregate of 46,883,689 shares of Common Stock out of a total number of 53,740,587 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting. The results of the vote taken at such Annual Meeting with respect to the election of the nominees to be our Class B directors as elected by the holders of the Common Stock to hold office until the 2005 Annual Meeting were as follows:

Nominees                    For                          Withheld
--------                    ---                          --------
Robi Blumenstein            46,011,762 Shares            871,927 Shares
Brian Bailey                46,012,844 Shares            870,845 Shares

     Adam Dell, Aaron Dobrinsky and Alan Docter continued their terms as Class C directors, such terms expiring at the 2003 Annual Meeting of Stockholders. Joseph Korb and Mark Kristoff continued their terms as Class A directors, such terms expiring at the 2004 Annual Meeting of Stockholders.

     In addition, a vote of the stockholders was taken at the Annual Meeting on the proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002. The results of the vote taken were as follows: 46,795,976 shares voted in favor of such proposal, 80,910 shares were voted against such proposal and 6,803 shares abstained from voting.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          10.1- Employment Agreement by and between GoAmerica, Inc. and Aaron
                Dobrinsky, dated as of May 6, 2002.

          10.2- Employment Agreement by and between GoAmerica, Inc. and Joseph
                Korb, dated as of May 6, 2002.

          10.3- Amended and Restated Employment Agreement by and between
                GoAmerica, Inc. and Daniel R. Luis, dated as of May 6, 2002.

          10.4- Employment Agreement by and between GoAmerica, Inc. and Francis
                J. Elenio, dated as of May 6, 2002.

          10.5- Employment Agreement by and between GoAmerica, Inc. and Jesse
                Odom, dated as of May 6, 2002

          99.1  Statement Pursuant to 18 U.S.C. ss. 1350

     (b)  Reports on Form 8-K.

          During the quarter ended June 30, 2002, we did not file any Current Reports on Form 8-K with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GOAMERICA, INC.



DATE:    August 2, 2002                 By: /s/ Aaron Dobrinsky
                                            ------------------------------------
                                            Aaron Dobrinsky
                                            Chief Executive Officer
                                            (Principal Executive Officer)



DATE:    August 2, 2002                 By: /s/ Francis J. Elenio
                                            ------------------------------------
                                            Francis J. Elenio
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX


10.1 Employment Agreement by and between GoAmerica, Inc. and Aaron Dobrinsky, dated as of May 6, 2002.

10.2 Employment Agreement by and between GoAmerica, Inc. and Joseph Korb, dated as of May 6, 2002.

10.3 Amended and Restated Employment Agreement by and between GoAmerica, Inc. and Daniel R. Luis, dated as of May 6, 2002.

10.4 Employment Agreement by and between GoAmerica, Inc. and Francis J. Elenio, dated as of May 6, 2002.

10.5 Employment Agreement by and between GoAmerica, Inc. and Jesse Odom, dated as of May 6, 2002

99.1 Statement Pursuant to 18 U.S.C. ss. 1350