Form 10-Q
period 2002-09-30
GOAMERICA INC
filed 2002-11-14
CIK 1101268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                           Commission File No. 0-29359

                                 GoAmerica, Inc.
         ---------------------------------------------------------------
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

              Yes:  |X|                                 No:  |_|

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2002:

            Class                                          Number of Shares
            -----                                          ----------------

Common Stock, $.01 par value                                  53,946,057

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I.       FINANCIAL INFORMATION .........................................................................   1

         Item 1.    Financial Statements (unaudited) ........................................................   1

                Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001 ........   2

                Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
                    September 30, 2002 and 2001 .............................................................   3

                Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                    2002 and 2001 ...........................................................................   4

                Notes to Condensed Consolidated Financial Statements ........................................   5

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...   9

                General .....................................................................................   9

                Critical Accounting Policies and Estimates ..................................................   9

                Results of Operations .......................................................................  10

                Liquidity and Capital Resources .............................................................  12

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk ..............................  14

         Item 4.    Controls and Procedures .................................................................  15

PART II.      OTHER INFORMATION .............................................................................  16

         Item 1.    Legal Proceedings .......................................................................  16

         Item 2.    Changes in Securities and Use of Proceeds ...............................................  16

         Item 6.    Exhibits and Reports on Form 8-K ........................................................  16

SIGNATURES ..................................................................................................  17

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                                                            September 30,   December 31,
                                                                                2002            2001
                                                                            ----------------------------
                                                                             (Unaudited)
Assets
Current assets:
     Cash and cash equivalents ..........................................   $     10,237    $     34,977
     Accounts receivable, net ...........................................          6,468           8,672
     Merchandise inventories, net .......................................          2,916           7,967
     Prepaid expenses and other current assets ..........................            834           2,373
                                                                            ------------    ------------
Total current assets ....................................................         20,455          53,989

Restricted cash .........................................................            948           1,396
Property, equipment and leasehold improvements, net .....................          5,849          14,158
Goodwill, net ...........................................................          6,193          14,593
Trade names and other intangible assets, net ............................          1,651           2,950
Other assets ............................................................          1,343             699
                                                                            ------------    ------------
                                                                            $     36,439    $     87,785
                                                                            ============    ============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable ...................................................   $      6,078    $      9,676
     Accrued expenses ...................................................          6,851           7,565
     Deferred revenue ...................................................          2,160           2,805
     Other current liabilities ..........................................            361             651
                                                                            ------------    ------------
Total current liabilities ...............................................         15,450          20,697

Other liabilities .......................................................            379             675

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, authorized: 200,000,000 shares in
     2002 and 2001; issued: 53,946,057 in 2002 and 53,709,803 in 2001 ...            539             537
     Additional paid-in capital .........................................        269,177         269,053
     Deferred employee compensation .....................................         (1,035)         (2,842)
     Accumulated deficit ................................................       (248,071)       (200,335)
                                                                            ------------    ------------
Total stockholders' equity ..............................................         20,610          66,413
                                                                            ------------    ------------
                                                                            $     36,439    $     87,785
                                                                            ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (Unaudited)

                                                           Three Months Ended                     Nine Months Ended
                                                              September 30,                         September 30,
                                                     ---------------------------------------------------------------------
                                                         2002               2001               2002               2001
                                                     ---------------------------------------------------------------------
Revenues:
    Subscriber ................................      $      7,375       $      7,926       $     23,260       $     20,371
    Equipment .................................             1,631              2,484              5,660              7,463
    Other .....................................                94                207                202                552
                                                     ------------       ------------       ------------       ------------
                                                            9,100             10,617             29,122             28,386
Costs and expenses:
    Cost of subscriber airtime ................             4,827              6,948             16,765             15,519
    Cost of network operations ................               791                897              2,409              2,599
    Cost of equipment revenue .................             2,547              3,334              6,809             13,056
    Sales and marketing .......................             1,988              5,038              6,817             21,050
    General and administrative ................             6,927             11,964             22,801             30,366
    Research and development ..................               963                993              2,863              3,322
    Depreciation and amortization .............             1,212                824              3,613              2,097
    Amortization of goodwill and ..............               433              4,537              1,299             13,611
    other intangibles
    Impairment of long-lived assets ...........            13,695                 --             13,695                 --
                                                     ------------       ------------       ------------       ------------
                                                           33,383             34,535             77,071            101,620
                                                     ------------       ------------       ------------       ------------
Loss from operations ..........................           (24,283)           (23,918)           (47,949)           (73,234)

Interest income, net ..........................                26                519                213              2,840
                                                     ------------       ------------       ------------       ------------
Net loss ......................................      $    (24,257)      $    (23,399)      $    (47,736)      $    (70,394)
                                                     ============       ============       ============       ============

Basic net loss per share ......................      $      (0.45)      $      (0.44)      $      (0.89)      $      (1.33)
Diluted net loss per share ....................      $      (0.45)      $      (0.44)      $      (0.89)      $      (1.33)
                                                     ============       ============       ============       ============

Weighted average shares used in computation
  of basic net loss per share .................        53,917,005         53,380,096         53,804,041         52,810,677
Weighted average shares used in computation
  of diluted net loss per share ...............        53,944,004         53,517,845         53,831,040         53,233,057

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                                 Nine Months Ended September 30,
                                                                                                 -------------------------------
                                                                                                     2002               2001
                                                                                                 -------------------------------
Operating activities
Net loss ..................................................................................      $    (47,736)      $    (70,394)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................................             3,613              2,097
  Amortization of goodwill and intangible assets ..........................................             1,299             13,611
  Impairment of long-lived assets .........................................................            13,695                 --
  Provision for losses on accounts receivable .............................................             2,690              1,605
  Non-cash employee compensation ..........................................................             1,807              3,330
  Non-cash rent expense ...................................................................                29                 51
  Non-cash marketing charges ..............................................................                --              1,821
  Write-down of investment ................................................................                --                287
  Changes in operating assets and liabilities:
    Increase in accounts receivable .......................................................              (486)            (5,724)
    Decrease (increase) in merchandise inventories ........................................             5,051               (634)
    Decrease (increase) in prepaid expenses and other assets ..............................             1,093             (1,066)
    Decrease in accounts payable ..........................................................            (3,598)            (3,970)
    (Decrease) increase in accrued expenses ...............................................              (763)             2,425
    (Decrease) increase in deferred revenue ...............................................              (645)               165
                                                                                                 ------------       ------------
Net cash used in operating activities .....................................................           (23,951)           (56,396)

Investing activities
Purchase of property, equipment and leasehold improvements ................................              (349)            (5,604)
Acquisition of business, net of acquired cash .............................................                --                (82)
                                                                                                 ------------       ------------
Net cash used in investing activities .....................................................              (349)            (5,686)

Financing activities
Proceeds from sale of common stock and stock purchase warrants, net .......................               126                216
Purchase of treasury stock ................................................................                --                (49)
Payments made on capital lease obligations ................................................              (566)              (497)
                                                                                                 ------------       ------------
Net cash used in financing activities .....................................................              (440)              (330)
                                                                                                 ------------       ------------

Decrease in cash and cash equivalents .....................................................           (24,740)           (62,412)
Cash and cash equivalents at beginning of period ..........................................            34,977            114,411
                                                                                                 ------------       ------------
Cash and cash equivalents at end of period ................................................      $     10,237       $     51,999
                                                                                                 ============       ============

Non-cash investing and financing activities

Acquisition of equipment through capital leases ...........................................      $         --       $        211

Issuance of common stock purchase warrants in exchange for sales and marketing services ...      $         --       $        765

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In thousands, except share and per share data)

Note 1 - Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of September 30, 2002 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2002 and 2001. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

      The Company has incurred significant operating losses since its inception and as of September 30, 2002 has an accumulated deficit of $248.1 million. As of September 30, 2002, the Company had $10.2 million in cash and cash equivalents ($8.0 million at October 31, 2002), exclusive of $948 in restricted cash supporting certain letters of credit. In execution of the 2002 operating plan, during the first nine months of 2002, the Company took steps to reduce its annual payroll by more than 20% and took further actions to reduce sales and marketing expenses. In addition, on September 25, 2002, the Company formed a comprehensive strategic alliance with EarthLink, Inc. ("EarthLink") by entering into a series of agreements. Pursuant to the agreements, among other things, EarthLink will purchase all of the Company's Cellular Digit Packet Data (CDPD) subscribers as well as certain of the Company's Cingular and Motient network subscribers (See Note 5). Additionally, EarthLink will provide billing, customer support and network services to most subscribers of the Company's technology. Upon complete implementation of these agreements, the Company anticipates further reducing its payroll, administrative, sales and marketing expenses. In the event management is unable to achieve its plans or complete its implementation of the EarthLink agreements, additional further cost reductions may be required. There can be no assurance that the Company will achieve its 2002 operating plan or implementation of its strategic alliance in a timely manner.

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

      On August 1, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting For Impairment of Long Lived Assets". The Company adopted this pronouncement effective January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived assets classified as held for sale at the lower of their carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 had no effect on the results of operations or financial position of the Company.

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

Note 3 - Earnings Per Share:

      The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"), and Staff Accounting Bulletin No. 98 ("SAB 98").

      Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share is computed by dividing loss by the weighted-average number of shares of Common Stock outstanding during the period. The weighted-average number of shares utilized in arriving at basic earnings per share reflects an adjustment to exclude 26,999 common shares for the three and nine month periods ended September 30, 2002, and 137,749 and 422,380 common shares for the three and nine month periods ended September 30, 2001, respectively, for outstanding shares held in escrow as a result of the Company's acquisitions during 2001 and 2000. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares does not include the adjustment for escrowed shares and is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.

Note 4 - Goodwill and Other Intangible Assets:

      Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations", and effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No.141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. During the first half of 2002, the Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and no adjustment to the carrying value of goodwill was required at that time. During the third quarter of 2002, the Company identified indicators of impairment, including recent changes in the Company's 2002 and 2003 operating and cash flow forecasts, and changes in its strategic plans for certain of its acquired businesses, which required that the Company evaluate the appropriateness of the carrying value of its long-lived assets, principally goodwill recorded upon the acquisitions of Wynd Communications Corporation ("Wynd") and Hotpaper.com, Inc. ("Hotpaper"). A write-down of goodwill totaling $8.4 million was recorded during the third quarter of 2002, reflecting the amount by which the carrying amount of the respective reporting units exceeded their respective fair values as determined utilizing estimates of future discounted cash flows.

      The following tables reflect unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2000:

                                                    Three Months Ended September 30,      Nine Months Ended September 30,
                                                        2002               2001               2002               2001
                                                    -------------------------------       -------------------------------
Net loss, as reported                               $    (24,257)      $    (23,399)      $    (47,736)      $    (70,394)
Add back: amortization expense, net of tax                    --              3,199                 --              9,596
                                                    -------------------------------       -------------------------------
Pro forma net loss                                  $    (24,257)      $    (20,200)      $    (47,736)      $    (60,798)
                                                    ===============================       ===============================

Basic net loss per common stockholders:
As reported                                         $      (0.45)      $      (0.44)      $      (0.89)      $      (1.33)
Pro forma                                           $      (0.45)      $      (0.38)      $      (0.89)      $      (1.15)

Diluted net loss per common stockholders:
As reported                                         $      (0.45)      $      (0.44)      $      (0.89)      $      (1.32)
Pro forma                                           $      (0.45)      $      (0.38)      $      (0.89)      $      (1.14)

                                                        Years Ended December 31,
                                                        2001               2000
                                                    -------------------------------
Net loss, as reported                               $   (120,271)      $    (95,299)
Add back: amortization expense, net of tax                12,794              4,691
                                                    -------------------------------
Pro forma net loss                                  $   (107,477)      $    (90,608)
                                                    ===============================

Basic net loss per common stockholders:
As reported                                         $      (2.27)      $      (2.19)
Pro forma                                           $      (2.03)      $      (2.09)

Diluted net loss per common stockholders:
As reported                                         $      (2.25)      $      (2.18)
Pro forma                                           $      (2.01)      $      (2.07)

      The following table summarizes the activity in Goodwill for the periods indicated:

                                                        Nine Months Ended
                                                          September 30,
                                                     2002                2001
                                                   ----------------------------

Beginning balance, net                             $ 14,593            $ 40,117
Impairment charge                                    (8,400)                 --
Amortization                                             --              (9,596)
                                                   ----------------------------
Ending balance, net                                $  6,193            $ 30,521
                                                   ============================

      The following table summarizes Other Intangibles subject to amortization at the dates indicated:

                              September 30, 2002                          December 31, 2001
                      Gross                                       Gross
                    Carrying      Accumulated                   Carrying      Accumulated
                     Amount      Amortization       Net          Amount      Amortization        Net
                    ----------------------------------------------------------------------------------
Trade Names         $  4,572       $ (3,558)      $  1,014      $  4,572       $ (3,282)      $  1,290
Technology             3,017         (2,695)           322         3,017         (2,557)           460
Customer Lists         2,258         (1,943)           315         2,258         (1,808)           450
Patents                1,000         (1,000)            --         1,000           (250)           750
                    ----------------------------------------------------------------------------------
                    $ 10,847       $ (9,196)      $  1,651      $ 10,847       $ (7,897)      $  2,950
                    ==================================================================================

      Amortization expense for Other Intangibles totaled $433,000 and $1.3 million for the three months ended September 30, 2002 and 2001, respectively, and $1.3 million and $4.0 million for the nine months ended September 30, 2002 and 2001, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Three Months Ending December 31, 2002:                       $   183
Years Ending December 31,        2003:                           733
                                 2004:                           551
                                 2005:                           184

Note 5 - Strategic Alliance with EarthLink, Inc.:

      On September 25, 2002, the Company formed a comprehensive strategic alliance with EarthLink by entering into a series of agreements pursuant to which, among other things (i) EarthLink will purchase all of the Company's CDPD subscribers as well as certain of the Company's Cingular and Motient network subscribers (collectively, the "transferred subscribers"); (ii) EarthLink will purchase the Company's rights under a credit for $1.4 million of inventory from a hardware manufacturer, receiving the Company's equipment pricing at a discount; (iii) the Company and EarthLink will market each other's wireless services in exchange for commissions and/or recurring revenue shares; (iv) EarthLink will provide billing, customer support and network services to most subscribers of the Company's technology; and (v) the Company and EarthLink will collaborate on developing new applications and extensions of existing technology, including EarthLink-branded wireless data services, as well as new technologies.

      As a result of this strategic alliance, the Company expects to receive between $3.2 million and $4.3 million in cash between the fourth quarter of 2002 and the first quarter of 2003, subject to adjustment based upon the number of former GoAmerica subscribers that remain EarthLink subscribers through a certain transition period. Subscriber revenue associated with the transferred subscribers was $14.7 million, $12.5 million and $17.4 million with the related costs of subscriber airtime of $12.4 million, $12.7 million and $18.6 million for the nine months ended September 30, 2002 and 2001 and for the year ended December 31, 2001, respectively. During the third quarter of 2002, the Company recognized an accounting charge totaling $872 relating to headcount reductions, inventory valuation and other items stemming from this transaction, as well as other cost reduction initiatives. The charge related to headcount reductions has been recorded within selling, general and administrative costs and amounted to approximately $306, of which approximately $230 was paid during the third quarter of 2002. The inventory valuation charge in the amount of $566 was recorded as part of cost of equipment revenue.

Note 6 - Asset Impairment Charge:

      During the third quarter of 2002, the Company evaluated the carrying value of certain software and equipment which will be idled upon the transition of certain activities to EarthLink. As a result of this evaluation, the Company wrote off assets with a carrying value of $5.3 million. This charge was included in Impairment of long-lived assets in the Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002.

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

      Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and e-commerce system as well as our billing system. We have invested additional capital in the development of our software applications Go.Web and Mobile Office(R) as well as other software applications. We have provided mobile devices made by third parties to our customers at prices below our costs for such devices. We also expect to continue to incur sales and marketing and administrative expenses. We have incurred operating losses since our inception and expect to continue to incur operating losses for at least the next several quarters. Therefore, we will need to significantly improve our overall gross margins, further reduce our selling, general and administrative expenses to become profitable and sustain profitability on a quarterly or annual basis. As a result of our strategic alliance with EarthLink, Inc., or EarthLink, we anticipate overall revenue to decline while gross margins will significantly increase and selling, marketing and administrative expenses will continue to decline. Upon transition of certain subscribers to EarthLink, we will continue to generate revenues from three primary sources, (i) recurring service revenue; (ii) software revenue; and (iii) activation bounties. Additionally, we will substantially reduce our costs of subscriber airtime and operating costs as a result of our strategic alliance with EarthLink.

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

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. We also charge our CDPD subscribers a per kilobyte fee for using a mobile device outside of a designated geographical area, or roaming; such fees are recognized as revenue when collected. We also generally charge a non-refundable activation fee upon initial subscription. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts which is generally six months, one year or two years. Equipment revenue is recognized upon shipment to the end user. We also provide mobile devices to our customers at prices below our costs as incentives for customers to enter into service agreements. Such incentives are recorded as a reduction to subscriber and equipment revenue, at the time of sale, allocated based upon the relative fair value of the equipment and services provided. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market conditions. We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," and have completed the required impairment tests of goodwill, and have recorded an adjustment to the carrying value of goodwill.

Results of Operations

Three months ended September 30, 2002 Compared to Three months ended September 30, 2001

      Subscriber revenue. Subscriber revenue decreased 7%, to $7.4 million for the three months ended September 30, 2002 from $7.9 million for the three months ended September 30, 2001. The decrease was primarily due to subscribers electing to be placed in lower average monthly revenue per user, or ARPU, offerings as opposed to full service offerings. Our subscriber base decreased to 103,541 subscribers at September 30, 2002 from 108,446 subscribers at September 30, 2001. We expect the number of our overall subscribers will decrease as a result of our planned sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter 2002. As of September 30, 2002, we had approximately 14,000 CDPD subscribers. Our ARPU decreased to $23.22 for the three months ended September 30, 2002 from $25.27 for the three months ended September 30, 2001. The decline in ARPU was due to an increase in the number of new subscribers from the sale of our Go.Web value added services, which generally have a lower ARPU than our full-service offerings. During the fourth quarter of 2001, we began charging our customers a per kilobyte fee for roaming. Amounts billed to subscribers for roaming that have been recognized as revenue have been insignificant to date.

      Equipment revenue. Equipment revenue decreased to $1.6 million for the three months ended September 30, 2002 from $2.5 million for the three months ended September 30, 2001. This decrease was primarily due to lower sales of mobile devices. As a result of our strategic alliance with EarthLink, we anticipate that equipment revenue will further decline as we will primarily sell mobile devices through our subsidiary, Wynd Communications Corporation, or Wynd.

      Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, decreased to $94,000 for the three months ended September 30, 2002 from $207,000 for the three months ended September 30, 2001. This decrease was primarily due to our decision not to pursue consulting projects and consulting services to third parties during 2002. We anticipate that consulting services will increase as a result of our recent strategic alliance with EarthLink in which we will collaborate on developing new applications and extensions of existing technology, including EarthLink-branded wireless data services, as well as new technologies.

      Cost of subscriber airtime. Cost of subscriber airtime decreased 31%, to $4.8 million for the three months ended September 30, 2002 from $6.9 million for the three months ended September 30, 2001. This decrease was primarily due to a decrease in roaming costs to $520,000 for the three months ended September 30, 2002 from $1.9 million for the three months ended September 30, 2001 and a decrease in our subscriber base. We expect roaming costs will be eliminated as we execute our planned sale of CDPD subscribers during the fourth quarter 2002. We expect the number of subscribers and related use of our services to decrease as a result of our planned sale of CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers during the fourth quarter 2002, which will result in decreased costs of subscriber airtime.

      Cost of network operations. Cost of network operations decreased slightly to $791,000 for the three months ended September 30, 2002 from $897,000 for the three months ended September 30, 2001. We expect cost of network operations to remain relatively constant.

      Cost of equipment revenue. Cost of equipment revenue decreased 24%, to $2.5 million for the three months ended September 30, 2002 from $3.3 million for the three months ended September 30, 2001. This decrease primarily was due to lower sales of mobile devices and was partially offset by a non-cash inventory charge of $566,000 recorded during the third quarter of 2002 to value a portion of our remaining inventory at the lower of cost or market. The non-cash inventory charge primarily related to wireless modems supporting laptop models for which sales were lower than expected. As a result of our strategic alliance with EarthLink, we anticipate that the cost of equipment revenue will further decline as we will primarily sell mobile devices through Wynd.

      Sales and marketing. Sales and marketing expenses decreased 61%, to $2.0 million for the three months ended September 30, 2002 from $5.0 million for the three months ended September 30, 2001. This decrease primarily was due to decreased advertising costs paid to third parties as well as decreased salaries and benefits for personnel performing sales and marketing activities. We expect sales and marketing expenses to further decline as a result of leveraging our strategic alliance with EarthLink and other partners.

      General and administrative. General and administrative expenses decreased 42%, to $6.9 million for the three months ended September 30, 2002 from $12.0 million for the three months ended September 30, 2001. This decrease primarily was due to decreased salaries and benefits for personnel performing business development and general corporate activities and decreased infrastructure buildout and was partially offset by the outsourcing of our customer and technical support centers. We expect general and administrative expenses to further decline as a result of our planned outsourcing of billing, customer support and network services resulting from our strategic alliance with EarthLink.

      Research and development. Research and development expense remained constant at $1.0 million for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. We expect research and development expenses to remain constant as we continue to develop and maintain our Go.Web technology.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased for the three months ended September 30, 2002 to $433,000 from $4.5 million for the three months ended September 30, 2001. This decrease primarily was due to the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, which no longer requires goodwill and certain intangible assets to be amortized, but instead tested for impairment at least annually. In addition, the decrease reflects the impact of reduced amortization of Other Intangibles as a result of the impairment charge recorded during the fourth quarter of 2001.

      Impairment of long-lived assets. During the third quarter of 2002, we identified certain indicators of impairment including recent changes in the Company's 2002 and 2003 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses which required that we evaluate the appropriateness of the carrying value of our long-lived assets, principally goodwill recorded upon the acquisitions of Wynd and Hotpaper.com, Inc., or Hotpaper. A write-down of goodwill totaling $8.4 million was recorded during the third quarter of 2002, reflecting the amount by which the carrying amount of the respective reporting unit exceeded their respective fair values. In addition, as a result of our recent strategic alliance with EarthLink, we evaluated the carrying value of certain software and equipment which will be idled upon the transition of certain activities to EarthLink. As a result of this evaluation, during the third quarter of 2002, we wrote-off assets with a carrying value of $5.3 million.

      Interest income. Interest income decreased to $26,000 for the three months ended September 30, 2002 from $519,000 for the three months ended September 30, 2001. This decrease primarily was due to the use of cash to fund our losses from operations and infrastructure buildout.

Nine months ended September 30, 2002 Compared to Nine months ended September 30, 2001

      Subscriber revenue. Subscriber revenue increased 14%, to $23.3 million for the nine months ended September 30, 2002 from $20.4 million for the nine months ended September 30, 2001. The increase was due to having an increased average subscriber base during the period. Our subscriber base decreased to 103,541 subscribers at September 30, 2002 from 108,446 subscribers at September 30, 2001. Our average monthly revenue per user, or ARPU, decreased to $23.75 for the nine months ended September 30, 2002 from $29.00 for the nine months ended September 30, 2001. The decline in ARPU was due to an increase in the number of new subscribers from the sale of our Go.Web value added services, which generally have a lower ARPU than our full-service offerings. During the fourth quarter of 2001, we began charging our customers a per kilobyte fee for roaming. Amounts billed to subscribers for roaming that have been recognized as revenue have been insignificant to date.

      Equipment revenue. Equipment revenue decreased to $5.7 million for the nine months ended September 30, 2002 from $7.5 million for the nine months ended September 30, 2001. This decrease was primarily due to lower sales of mobile devices.

      Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, decreased to $202,000 for the nine months ended September 30, 2002 from $552,000 for the nine months ended September 30, 2001. This decrease was primarily due to the our decision not to pursue consulting projects and consulting services to third parties during 2002.

      Cost of subscriber airtime. Cost of subscriber airtime increased 8%, to $16.8 million for the nine months ended September 30, 2002 from $15.5 million for the nine months ended September 30, 2001. This increase was primarily due to an increase in our average subscriber base and a related increase in airtime usage during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 and was partially offset by a decrease in roaming costs to $2.2 million for the nine months ended September 30, 2002 from $5.0 million for the nine months ended September 30, 2001. Additionally, during the three months ended March 31, 2001, we recorded a $1.9 million one-time reduction of accruals for certain subscriber-related costs recorded in prior periods. Excluding the one-time adjustment, cost of subscriber airtime decreased 5%, to $16.8 million for the nine months ended September 30, 2002 from $17.5 million for the nine months ended September 30, 2001.

      Cost of network operations. Cost of network operations decreased slightly to $2.4 million for the nine months ended September 30, 2002 from $2.6 million for the nine months ended September 30, 2001.

      Cost of equipment revenue. Cost of equipment revenue decreased 48%, to $6.8 million for the nine months ended September 30, 2002 from $13.1 million for the nine months ended September 30, 2001. This decrease primarily was due to a non-cash inventory charge of $3.8 million recorded in 2001 to value our inventory at the lower of cost or market as well as lower sales of mobile devices and was partially offset by a non-cash inventory charge of $566,000 recorded during the third quarter of 2002. The inventory related charges primarily related to wireless modems supporting laptop and older PALM OS-based models for which sales were lower than expected and a charge for a lower of cost to market adjustment related to other equipment which remained unsold.

      Sales and marketing. Sales and marketing expenses decreased 68%, to $6.8 million for the nine months ended September 30, 2002 from $21.1 million for the nine months ended September 30, 2001. This decrease primarily was due to decreased advertising costs paid to third parties as well as decreased salaries and benefits for personnel performing sales and marketing activities.

      General and administrative. General and administrative expenses decreased 25%, to $22.8 million for the nine months ended September 30, 2002 from $30.4 million for the nine months ended September 30, 2001. This decrease primarily was due to decreased salaries and benefits for personnel performing business development and general corporate activities and decreased infrastructure buildout and was partially offset by the outsourcing of our customer and technical support centers.

      Research and development. Research and development expense decreased 14%, to $2.9 million for the nine months ended September 30, 2002 from $3.3 million for the nine months ended September 30, 2001. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased for the nine months ended September 30, 2002 to $1.3 million from $13.6 million for the nine months ended September 30, 2001. This decrease primarily was due to the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, which no longer requires goodwill and certain intangible assets to be amortized, but instead tested for impairment at least annually. In addition, the decrease reflects the impact of reduced amortization of Other Intangibles as a result of the impairment charge recorded during the fourth quarter 2001.

      Impairment of long-lived assets. During the third quarter of 2002, we identified certain indicators of impairment including recent changes in the Company's 2002 and 2003 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses which required that we evaluate the appropriateness of the carrying value of our long-lived assets, principally goodwill recorded upon the acquisitions of Wynd and Hotpaper. A write-down of goodwill totaling $8.4 million was recorded during the third quarter of 2002, reflecting the amount by which the carrying amount of the respective reporting unit exceeded their respective fair values. In addition, as a result of our recent strategic alliance with EarthLink, we evaluated the carrying value of certain software and equipment which will be idled upon the transition of certain activities to EarthLink. As a result of this evaluation, during the third quarter of 2002, we wrote-off assets with a carrying value of $5.3 million.

      Interest income. Interest income decreased to $213,000 for the nine months ended September 30, 2002 from $2.8 million for the nine months ended September 30, 2001. This decrease primarily was due to the use of cash to fund our losses from operations and infrastructure buildout.

Liquidity and Capital Resources

      Since our inception, we financed our operations through private placements of our equity securities and our redeemable convertible preferred stock, which resulted in aggregate net proceeds of approximately $18.4 million through December 31, 1999. During the first quarter of 2000, we issued and sold 648,057 shares of Series B Preferred Stock for net proceeds of approximately $24.6 million. In April 2000, we consummated our initial public offering of 10,000,000 shares of our common stock at a price to the public of $16.00 per share, all of which were issued and sold for net proceeds of $146.2 million. As of September 30, 2002, we had $10.2 million in cash and cash equivalents and $5.0 million of working capital.

      We have incurred significant operating losses since our inception and as of September 30, 2002 have an accumulated deficit of $248.1 million. During the nine months ended September 30, 2002, we incurred a net loss of $47.7 million and used $24.0 million of cash to fund operating activities. As of September 30, 2002 we had $10.2 million in cash and cash equivalents ($8.0 million at October 31, 2002), exclusive of $948,000 in restricted cash supporting certain letters of credit. In execution of our 2002 operating plan, during the first nine months of 2002, we took steps to reduce our annual payroll by more than 20% and took further actions to reduce sales and marketing expenses. In the event we are unable to achieve our plans, additional further cost reductions may be required. In addition, on September 25, 2002, we formed a comprehensive strategic alliance with EarthLink by entering into a series of agreements. Pursuant to the agreements, among other things, EarthLink will purchase all of the Company's Cellular Digit Packet Data, or CDPD subscribers as well as certain of our Cingular and Motient network subscribers. Additionally, EarthLink will provide billing, customer support and network services to most subscribers of our technology. Upon complete implementation of these agreements, we anticipate generating revenues from three primary sources, (i) recurring service revenue;
(ii) software revenue; and (iii) activation bounties, as well as reducing our costs of subscriber airtime, and further reducing our payroll, administrative and sales and marketing expenses. Presuming a timely implementation of our recent strategic alliance with EarthLink during the fourth quarter of 2002, coupled with continued cost cutting initiatives, we currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 6 to 9 months. In the event that we are unable to successfully implement our strategic alliance with EarthLink, continue cost cutting initiatives or we incur unanticipated expenses, we may require additional financing. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

      Net cash used in operating activities decreased to $24.0 million for the nine months ended September 30, 2002 from $56.4 million for the nine months ended September 30, 2001. This decrease primarily was due to decreased losses from operations as well as maintaining decreased levels of mobile device inventories.

      Net cash used in investing activities was $349,000 for the nine months ended September 30, 2002 as compared to $5.7 million for the nine months ended September 30, 2001. Cash used in investing activities was principally for purchases of property, equipment and leasehold improvements.

      Net cash used by financing activities was $440,000 for the nine months ended September 30, 2002 as compared to $330,000 for the nine months ended September 30, 2001. Cash used in financing activities for the nine months ended September 30, 2002 was principally for repayment of capital leases and was partially offset by proceeds from the exercise of stock options.

      As of September 30, 2002, our principal commitments consisted of obligations outstanding under operating leases. As of September 30, 2002, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $10.9 million, of which approximately $2.3 million is payable for the next twelve months.

      The following table summarizes GoAmerica's contractual obligations at September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                Less than 1
September 30, (In thousands)          Total         Year      1-3 Years    4-5 Years  After 5 Years
Contractual Obligations:
    Capital Lease Obligations        $   577      $   432      $   145      $    --      $    --
    Operating Lease
       Obligation                     10,921        2,309        3,193        2,611        2,808
                                     -------      -------      -------      -------      -------
    Total Contractual Cash
       Obligation                    $11,498      $ 2,741      $ 3,388      $ 2,611      $ 2,808
                                     =======      =======      =======      =======      =======

Other Commercial Commitments:
    Standby Letter of Credit         $   906      $   300      $   606      $    --      $    --
                                     -------      -------      -------      -------      -------
    Total Commercial Commitment      $   906      $   300      $   606      $    --      $    --
                                     =======      =======      =======      =======      =======

Forward Looking Statements

      Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our ability to successfully implement our strategic alliance with EarthLink; (iii) our dependence on EarthLink to provide billing, customer and technical support to our subscribers; (iv) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (v) our dependence on wireless carrier networks; (vi) our ability to respond to increased competition in the wireless data industry; (vii) our ability to integrate acquired businesses and technologies; (viii) our ability to leverage strategic alliances to generate revenue growth; (ix) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (x) our ability to manage expanded operations; (xi) our ability to divest our CDPD subscribers in a timely manner to EarthLink; and (xii) our estimate of our ability to fund our operating needs through available cash reserves. As a result of such risks and others expressed from time to time in our filings with the Securities and Exchange Commission, our actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

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

      On August 1, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting For Impairment of Long Lived Assets". We are required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 had no effect on our results of operations or financial position.

      In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. We do not anticipate a significant impact on its results of operations from adopting this Statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We believe that we have limited exposure to financial market risks, including changes in interest rates. At September 30, 2002, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $0.1 million based on cash and cash equivalent balances at September 30, 2002. We currently hold no derivative instruments and do not earn foreign-source income.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

      Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

Changes in internal controls.

      There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 15, 2002, Eagle Truck Lines Inc. (a/k/a Air Eagle, Inc.) filed suit against GoAmerica, Inc. ("GoAmerica") in the Superior Court of the State of California for the County of Los Angeles for breach of contract seeking payment of $590,000, plus damages, expenses, interest and costs of suit. This action was removed to the United States District Court for the Central District of California pursuant to a motion brought by GoAmerica and is currently pending in that court. Air Eagle alleges that GoAmerica, as successor in interest to Flash Creative Management, Inc. ("Flash"), failed to perform its obligations under a time and materials consulting contract dated July 2, 1999 (the "Contract"), by and between Flash and Air Eagle. On June 3, 2002, GoAmerica filed an amended answer and counterclaim, denying the allegations of the complaint and seeking payment from Air Eagle of an amount not less than $589,993.60, plus expenses, interest and costs of suit based on Air Eagle's failure to pay for services rendered by Flash and GoAmerica under the Contract. The Company intends to defend this action and pursue its counterclaim vigorously. In a separate but related matter, on July 31, 2002, GoAmerica filed suit against Flash and certain former officers and shareholders of Flash (the "Flash Defendants") in the United States District Court for the District of New Jersey for violations of federal and state securities laws and common law fraud in connection with the sale of the assets of Flash to GoAmerica. In October 2002, each of the Flash Defendants filed answers to GoAmerica's complaint denying all of the Company's charges, with one of the Flash Defendants adding counterclaims against the Company and certain named officers alleging, among other things, fraudulent misrepresentation, violations of state securities law and unjust enrichment in excess of $1 million. The other Flash Defendants have moved to amend their answer to include substantially similar counterclaims against the Company and Company officer defendants. The Company intends to vigorously pursue its claims against Flash Defendants and defend against the counterclaims asserted.

Item 2. Changes in Securities and Use of Proceeds

Changes in Securities

      On July 29, 2002, we granted Stock Options to various employees pursuant to our 1999 Stock Plan. All of such Stock Options were granted at an exercise price of $0.33 per share, the then current fair market value of the Common Stock, with four year vesting. The aggregate number of shares of common stock underlying such stock option grants totaled 110,000.

Use of Proceeds

      On April 6, 2000, the Commission declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the Commission in connection with our initial public offering of Common Stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect, now CSFBdirect. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 10,000,000 shares of our Common Stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6 million. As of September 30, 2002, approximately $10.2 million of the $146.2 million in net proceeds received by us upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $136.0 million of the net proceeds have been specifically applied as follows: (i) $5.1 million for the acquisition of other businesses; (ii) $35.7 million for sales and marketing expenses; (iii) $10.8 million for the purchase of capital assets; and (iv) $84.4 million for working capital needs.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            During the quarter ended September 30, 2002, we did not file any Current Reports on Form 8-K with the Commission.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GOAMERICA, INC.


DATE: November 14, 2002         By: /s/ Aaron Dobrinsky
                                    --------------------------------------------
                                    Aaron Dobrinsky
                                    Chief Executive Officer
                                    (Principal Executive Officer)


DATE: November 14, 2002         By: /s/ Francis J. Elenio
                                    --------------------------------------------
                                    Francis J. Elenio
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Aaron Dobrinsky, certify that:

      1. I have reviewed this Quarterly Report on Form 10-Q of GoAmerica, Inc.;

      2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ Aaron Dobrinsky
                              -----------------------------------------------
                                    Aaron Dobrinsky
                                    Chairman and Chief Executive Officer
                                    November 14, 2002

                                  CERTIFICATION

I, Francis J. Elenio, certify that:

      1. I have reviewed this Quarterly Report on Form 10-Q of GoAmerica, Inc.;

      2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                /s/ Francis J. Elenio
                                          --------------------------------------
                                                Francis J. Elenio
                                                Chief Financial Officer
                                                November 14, 2002

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION

99.1        Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

99.2        Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.