Form 10-K
period 2002-12-31
GOAMERICA INC
filed 2003-04-09
CIK 1101268

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

For the fiscal year ended December 31, 2002
                          ----------------
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to  __________

                         Commission File Number 0-29359
                                 GOAMERICA, INC.
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                22-3693371
--------------------------------------       -----------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

433 Hackensack Avenue, Hackensack, New Jersey          07601
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's  telephone  number,  including area code (201) 996-1717
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of Each Exchange on Which Registered
          -------------------          -----------------------------------------
None
-----------------------------          -----------------------------------------

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

Yes:            X                No:
            -----------              ----------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes:                              No:    X
             -----------             ----------

         The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2002), was $19,437,507.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 26, 2003:

                           Class                               Number of Shares
                           -----                               ----------------
               Common Stock, $0.01 par value                      54,073,420

         The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

                       Item                                                                                     Page
                      ------                                                                                   ------

PART I                  1.     Business of the Company................................................            2
                        2.     Properties.............................................................           16
                        3.     Legal Proceedings......................................................           16
                        4.     Submission of Matters to a Vote of Security Holders....................           17

PART II                 5.     Market for the Registrant's Common Equity and Related Stockholder
                                    Matters...........................................................           18
                        6.     Selected Consolidated Financial Data...................................           20
                        7.     Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations.............................................           22
                        7A.    Quantitative and Qualitative Disclosures About Market Risk.............           35
                        8.     Financial Statements and Supplementary Data............................           35
                        9.     Changes in and Disagreements with Accountants on Accounting and
                                    Financial Disclosure..............................................           35

PART III               10.     Directors and Executive Officers of the Registrant.....................           36
                       11.     Executive Compensation.................................................           36
                       12.     Security Ownership of Certain Beneficial Owners and Management.........           36
                       13.     Certain Relationships and Related Transactions.........................           36
                       14.     Controls and Procedures................................................           36

PART IV                15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......           37

SIGNATURES............................................................................................           38

EXHIBIT INDEX.........................................................................................           42

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE...........................           F-1


                           FORWARD-LOOKING STATEMENTS

         The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues and expenses, capital expenditures, subscriber base, profit margins and other statements regarding matters that are not historical facts, involve predictions with risks and uncertainties. Potential risks and uncertainties that could affect our future operating results include, but are not limited to: (i) our limited operating history; (ii) our reduced capital resources; (iii) the impact on our business from our receiving a "going concern" opinion from our independent auditors; (iv) our ability to successfully implement our strategic alliance with EarthLink; (v) our dependence on EarthLink to provide billing, customer and technical support to our subscribers; (vi) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (vii) our dependence on wireless carrier networks; (viii) our ability to respond to increased competition in the wireless data industry; (ix) our ability to integrate acquired businesses and technologies; (x) our ability to leverage strategic alliances to generate revenue growth; (xi) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (xii) our ability to manage expanded operations; and (xiii) our ability to fund our operating needs through available cash reserves. Such risks and others are more fully described in the Risk Factors set forth in Exhibit 99.1 to this Annual Report. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements. Each reference in this Annual Report to "GoAmerica," the "Company" or "We," or any variation thereof, is a reference to GoAmerica, Inc. and its subsidiaries.

                                     PART I

ITEM 1.  BUSINESS OF THE COMPANY.

GENERAL

         GoAmerica develops and distributes wireless data technology, applications and software that address the productivity and communications needs of enterprise customers and consumers. In the enterprise market, our solutions are primarily based on our proprietary software technology called Go.Web(TM). By utilizing Go.Web, corporations can improve the productivity of employees by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks. Our Go.Web technology can be hosted and supported in a secure network operations center maintained by GoAmerica or its third party outsourcing provider or installed behind an enterprise's network security system, commonly know as the firewall. Customers who opt to install the software do so by purchasing our proprietary Go.Web Enterprise Server, formally known as Go.Web OnPrem(TM), technology. In the consumer market, we primarily offer wireless data solutions that are designed for people who are deaf, hard of hearing or speech impaired. We market and support these services through Wynd Communications, a wholly owned subsidiary of GoAmerica.

         Our revenues are primarily derived from the sale of our value-added wireless data services, for which customers typically pay monthly recurring fees. We derive additional revenue from the sale of wireless communications devices and commissions from the acquisition of subscribers on behalf of various wireless network providers and EarthLink, Inc. ("EarthLink"). During 2002, we began generating a small portion of our revenue through licensing fees from sales of our server software. We intend to increase our focus on growing revenue associated with software and other technology licensing during 2003.

         In September 2002 we announced that we were refining our business model in order to focus on the technology development and distribution aspects of our strategy. As part of this transition, we entered into a strategic alliance with EarthLink with respect to several areas of our business:

                  Subscriber Purchase. EarthLink purchased our cellular digital packet data (CDPD) network subscribers and a portion of our Cingular and Motient network subscriber base. This transaction included an upfront payment from EarthLink, which we received during the fourth quarter of 2002, an additional payment, which was received in the first quarter of 2003, and a final payment, which we expect to receive during the second quarter of 2003 once the subscriber transfer is completed. We also expect to continue receiving from EarthLink a portion of the recurring revenue it generates by providing these subscribers with our Go.Web service.

                  Outsourcing.  We selected  EarthLink as our preferred provider of billing and collections, customer support, technical support, wireless communication devices and wireless network connectivity. We expect this aspect of our alliance to reduce our operating expenses, including costs of wireless airtime, equipment, billing, customer care and provisioning and to shift all collection risk to EarthLink. As its service fee for performing this range of administrative and provisioning services, EarthLink retains a portion of the recurring Go.Web revenues it collects and then remits the balance to us.

                  Agency Agreement. We market and sell EarthLink's mobile solutions through our direct sales force and other channel partnerships. This agreement may further diversify our revenue mix as EarthLink will pay us commissions for selling its wireless services and other product offerings.

                  Technology Development and Distribution. Our alliance with EarthLink supports our objective of increasing the distribution of our wireless data technology as EarthLink has agreed to utilize Go.Web as a key component for EarthLink's next-generation wireless Web offerings. GoAmerica has also agreed to develop an EarthLink-branded wireless data service for the consumer and small business markets. We expect these agreements to contribute to our revenue through a combination of licensing fees and development fees paid to us by EarthLink.

         Go.Web - Our proprietary Go.Web technology serves as the foundation of our service offerings. Go.Web is a wireless enabling technology that reformats, compresses, and encrypts data automatically and on a near immediate basis for delivery over many wireless data networks to many wireless communication devices. Go.Web Enterprise Server, formally known as Go.Web OnPrem, is the brand name for our behind-the-firewall software that enables businesses and mobile professionals to securely access corporate files and databases. Customers who use our Go.Web technology have the ability to wirelessly access most Web-based applications or Internet content, including corporate intranets, business applications and corporate email.

         In addition to providing secure data access, our suite of value-added features improves productivity by enabling customers to open, edit, fax and forward email attachments; remotely access and manage documents; send instant messages; and queue requests to access or send information when a device is outside of a wireless service area. We also offer tools that allow customers to better manage wireless network time and expense by allowing the user to download all or part of a document, convert a document to text, or fax a document to a specified location.

         Currently, GoAmerica customers have the ability to access our solutions using most major wireless data networks in North America including networks that operate on the code division multiple access (CDMA), CDPD, DataTAC, general packet radio service (GPRS), Mobitex and ReFlex technologies. Our subscribers are also able to use GoAmerica solutions with their choice of a wide variety of leading mobile computing devices, including Research In Motion's, or RIM's, BlackBerry and interactive handheld devices; Microsoft Pocket PC-based personal digital assistants; Palm operating system-based handheld computing devices; laptop computers; and certain Motorola two-way pagers. We also have engineered our technology to operate with new versions of many other wireless devices.

         Since our software and services are designed to inter-operate with widely used technology standards, we are able to regularly and efficiently upgrade our solutions to support new networks and devices. We believe that this flexibility is a key strength of our product offering as it addresses the desire of corporate technology officers to utilize "evergreen" solutions that can be easily upgraded to meet their companies' evolving technology needs.

         Our Wynd Communications subsidiary offers enhanced services known as WyndTell(TM), which assist our deaf, hard-of-hearing or speech impaired customers to communicate with almost anyone, virtually anywhere, at anytime. Providing national wireless coverage for its services, WyndTell allows customers essentially to send and receive email messages to or from any email service, send and receive TTY/TDD messages and faxes, and access the Internet and Tripod Captioning Film information. Through Wynd's partnership with the American Automobile Association, WyndTell provides access to Emergency Roadside Services for motorists who would otherwise have difficulty using a roadside call box.

         Our principal office is located at 433 Hackensack Avenue, Hackensack, New Jersey 07601, and our telephone number is (201) 996-1717. Our web site is located at www.goamerica.net. We have not incorporated by reference into this Form 10-K any of the information on our web site, and you should not consider it to be a part of this document. Our web site address is included in this document as an inactive textual reference only.

         The GoAmerica name and logo and the names of proprietary products and services offered by GoAmerica are trademarks, registered trademarks, service marks or registered service marks of GoAmerica.

CORPORATE HISTORY

         GoAmerica Communications Corp. was incorporated in Delaware in 1996. In December 1999, GoAmerica, Inc. was incorporated in Delaware and each of the security holders of GoAmerica Communications Corp. exchanged all of their outstanding securities for newly issued securities of GoAmerica, Inc. with equivalent rights and preferences. As a result, GoAmerica Communications Corp. became a wholly owned subsidiary of GoAmerica, Inc. GoAmerica, Inc. consummated its initial public offering of its common stock in April 2000.

         On June 28,  2000,  we  acquired  Wynd  Communications  Corporation,  a
California corporation, or Wynd. Wynd is a leading provider of wireless telecommunications services for people who are deaf, hard of hearing or speech impaired, a line of business that we have continued. In the acquisition, the former stockholders of Wynd received an aggregate of 3,964,975 shares of our common stock in exchange for all outstanding shares of Wynd capital stock. Such aggregate amount equaled seven percent (7%) of the total fully-diluted issued and outstanding shares of our common stock on the date of issue.

         On August 31, 2000, we acquired Hotpaper.com, Inc., a Delaware corporation, or Hotpaper. Hotpaper provided Web-based document automation software, infrastructure and content, which was utilized as the basis for developing components of our value-added suite of services. Pursuant to the terms of the acquisition, the former stockholders of Hotpaper received an aggregate of 1,006,111 shares of our common stock in exchange for a portion of the outstanding shares of Hotpaper capital stock. In addition, one stockholder of Hotpaper received a cash payment of $750,000 in exchange for a portion of his shares of Hotpaper capital stock.

         On November 7, 2000, we acquired substantially all the assets of Flash Creative Management, Inc., a New Jersey corporation, or Flash. Flash provided consulting services to business customers in the areas of business improvement, strategy and redesign and in software development and integration, a line of business which we are currently not pursuing. In consideration for the assets purchased, we (i) paid an aggregate purchase price of $6,000,000 cash, (ii) issued 466,302 shares of restricted common stock, and (iii) assumed certain liabilities of Flash.

         On November 13, 2001, we acquired OutBack Resource Group, Inc., a California corporation, or OutBack. OutBack is a software development company specializing in wireless and network management and technologies. Pursuant to the terms of the acquisition, the former stockholders of OutBack received an aggregate of 134,996 shares of our common stock and warrants to purchase, at an exercise price of $3.00 per share, an additional aggregate of 67,500 shares of our common stock, in exchange for all outstanding shares of OutBack capital stock.

         On September 25, 2002, we revised our business model by entering into a strategic alliance with EarthLink relating to several areas of our business. See "Business of the Company - General".

OUR BUSINESS

         Businesses today face a daunting and complex array of choices when contemplating wireless implementations. Our experience in the wireless data industry, combined with our technology, enables GoAmerica to design sophisticated solutions for our customers. By design, our solutions are highly versatile and can be easily customized for the particular needs of a given customer. Specifically, we offer customers:

         Wireless Network Flexibility - Despite the many wireless network advances, North America continues to be a region of disparate systems, each having its own communications protocol, coverage patterns and unique features. GoAmerica has developed its technology to operate over most major wireless data network technologies in North America. Our customers have the choice of subscribing to wireless plans offered by our preferred network services partners, such as EarthLink, or adding our services and value-added features to their current wireless service. In some circumstances, such as the delivery of our WyndTell service, we directly provide our customers with wireless connectivity through reseller agreements that we maintain with leading wireless network operators.

         By developing our technology to operate over a wide variety of wireless networks, we increase the potential geographic area, also called a footprint, in which our solutions can be utilized. In the business market, this flexibility enables a corporate customer to use our technology in support of local, regional or national wireless deployments. Maintaining this level of network flexibility is a key aspect of our technology development strategy and we are continually updating our solutions to incorporate new wireless standards such as 2.5G and 3G technologies.

         Device Choices - Advances in hardware and software technology have contributed to an expanding variety of mobile computing devices. Due to this diversity of hardware options, companies are faced with the new challenge of procuring and supporting multiple devices. We help enterprises streamline these processes by advising on the appropriate equipment that meets a company's needs as well as actually offering the devices to the enterprise through one of our preferred partners such as EarthLink.

         Our technology and services are currently available on a wide variety of wireless access devices including Research In Motion's, or RIM's, BlackBerry and interactive handheld devices; Microsoft Pocket PC-based personal digital assistants; Palm operating system-based computing devices; laptop computers; and certain Motorola two-way pagers. We are able to offer our solutions on these devices because we support a range of wireless networks and utilize our own and third-party device software. This capability enables us to support our technology on devices that we believe will achieve significant market acceptance and penetration.

         During 2002, we began upgrading our technology to leverage the increased functionality and growing popularity of the new and expanding breed of "converged" devices. These are mobile communications devices that combine the functionality of a wireless phone with a handheld computer in a compact form factor. In order to strengthen our development capabilities for converged devices, we acquired OutBack Resource Group in late 2001. OutBack is a software company specializing in the development of applications based on Java, a technology platform that is used to operate a growing number of converged devices.

         Customized Data Access - Whether a customer wants access to corporate email systems, enterprise resource planning (ERP) systems, customer relationship management (CRM) systems, field sales systems, intranets or other Web-based information, we can provide that access and do so securely. By using our own and third-party software, our solutions compress and encrypt data content from broadband sources to enable faster and more cost-effective data delivery over wireless networks. We support various wireless protocols, such as wireless application protocol (WAP), wireless markup language (WML), handheld delimited markup language (HDML), hypertext markup language (HTML), secure socket layer
(SSL), and Java.

          In order to provide our customers with a high caliber of service, we supplement our core wireless networking expertise with the expertise of leading enterprise services and technology companies. Corporate wireless data deployments are typically part of larger corporate technology initiatives. For customers who require long-term professional services agreements, we typically recommend one of several leading global systems integrators, such as IBM, with whom we have entered into a strategic relationship. These strategic relationships are designed to provide an optimal customer experience while creating new revenue opportunities for GoAmerica and its alliance partners.

THE GOAMERICA STRATEGY

         Our primary mission is to be a leader in development and distribution of world-class wireless data technology and services. We seek to distinguish our offerings with value-added solutions in order to deepen penetration among our installed base and expand the breadth of our overall customer base. Our strategy includes the following key elements:

         Organic Growth by Penetrating Our Installed Base of Customers. Our business solutions are currently being utilized by employees at several hundred corporations and small to mid-sized businesses. Since the overall deployment of wireless data technologies is currently at an early stage, our average account size is still relatively small. We believe that the progress we have made at `seeding' the market with users of our technology creates an opportunity for us to generate additional growth by further proliferating the use of our services within existing accounts. This strategy includes selling new value-added features and technology products such as server software, wireless document management applications and new wireless network and device offerings, as well as growing the number of overall users of our solutions within an organization.

         Focus New Account Growth Around Primary Strategic Alliances. A central component our sales and marketing strategy is forming marketing and distribution alliances with leading technology companies such as Dell, EarthLink and IBM. In order to take advantage of these key relationships, we have structured our sales organization into teams that work with these alliance partners to identify and close new business opportunities. Strategic relationships range from joint marketing initiatives to more comprehensive alliances resulting in technology integration and joint product development. For example, in November 2002, GoAmerica and IBM announced that we would offer our Go.Web server software in conjunction with IBM's WebSphere Everyplace Access application platform.

         Focus Our Efforts on Core Areas of Expertise. Our strategic alliance with EarthLink, entered into in September 2002, allows us to streamline our business operations and focus on our core competencies. By eliminating the costs associated with providing services to our CDPD and other subscribers and by outsourcing billing, collections, customer support, technical support and other related functions, we can focus our efforts on developing and marketing technology to support the expansion of wireless opportunities.

         Maintain a Stable and Steadily Growing Wynd Business. Wynd Communications is currently the largest provider of wireless data services designed for people who are deaf, hard of hearing or speech impaired. A premium service tailored to meet the needs of Wynd's customer base, WyndTell, has the potential to generate a high average revenue per user, or ARPU, high gross margins and a low customer turnover rate. We believe that the potential market for our WyndTell services is largely underserved, providing Wynd with ample opportunities for additional growth. Subject to capital contstraints, we also intend to leverage Wynd's brand leadership and extensive distribution alliances to offer a wider portfolio of products and services that are targeted at or useful to people who are deaf, hard of hearing or speech impaired

         Grow Revenue By Licensing GoAmerica Technology. During 2002, we began to generate revenue by selling software licenses for our Go.Web technology. As part of our recent re-focusing of our business strategy, we intend to increase our emphasis on generating revenue from sales of technology licenses. We feel that by selling our technology as a software product we can generate higher gross margins while maintaining lower costs of operations. Part of our licensing strategy is to integrate our technology into the offerings of our strategic alliance partners. For example, as part of our alliance with EarthLink, we expect EarthLink to use Go.Web as a foundation for its next generation wireless Web offering. We have also agreed to develop an EarthLink-branded wireless data service targeted at the consumer market.

         Acquisitive Growth and Differentiation Through Targeted Transactions. Subject to our capital constraints, we intend to pursue additional alliances and acquisitions that we believe will allow us to quickly increase the scale and scope of our resources. In particular, we expect to seek acquisitions that will expand our technology or engineering force, enable us to enter new markets or industry sectors, expand our customer base, or provide new services. For example, in March 2003, we purchased certain assets from Boundless Depot, including their Deafwireless subscriber base.

CUSTOMERS

         We sell and market to enterprise and individual customers. As of December 31, 2002, we had approximately 91,300 end-users accessing our solutions. We generally target our enterprise marketing and selling efforts toward decision-makers within businesses with large numbers of mobile professionals. These customers often have a wireless strategy and need assistance with the implementation and maintenance of such strategy. Mobile professionals typically have computer and Internet access, use a cellular phone or pager, and have a strong professional or personal need to stay in touch with Web-based information. Most of our consumer marketing focuses on our WyndTell service and other Wynd product offerings.

SALES AND MARKETING

Sales

         We currently sell our services and solutions through two primary channels of distribution: direct and indirect. As of April 1, 2003 we had 15 employees working in our sales department.

         Direct Distribution. Direct distribution methods consist of those channels in which our personnel take the order directly from the customers. Within direct distribution, we capture new business through two primary methods:

         Direct Sales Representatives - Our direct sales professionals focus primarily on mid-sized to large corporate customers who are seeking to deploy wireless data solutions for the associated gains in productivity and overall return on investment.

         Telesales Representatives - Our telesales professionals respond to queries generated as a result of Web site visits and our marketing efforts which usually list our toll-free sales telephone number.

         Direct and telesales representatives collaborate on certain accounts in order to maximize sales efforts and returns.

         Indirect Distribution. Indirect distribution methods consist of those channels where our distribution alliance partners take the order directly from the customers or refer customers to one of our direct sales representatives. With indirect distribution, we capture new business through several methods such as:

         Strategic Sales and Marketing Alliances - GoAmerica has created strategic alliances that enable us to distribute our products and services through the sales channels of several leading enterprise services and technology companies including original equipment manufacturers (OEMs), wireless service providers, independent software vendors and global systems integrators. These relationships typically include co-marketing agreements and frequently incorporate these companies into our GoAmerica Alliance Program as value-added resellers and dealers.

         Value-Added Resellers and Dealers - Through our GoAmerica Alliance Program, we provide discounts and commissions to value-added resellers and dealers.

         Value-added resellers buy GoAmerica services at a discounted wholesale price and then sell these services to their customers at a retail price. Resellers are not paid a commission. Resellers are responsible for selling the GoAmerica service and mobile devices, and billing and supporting the customer. We are responsible for billing the reseller. For example, we have a reselling relationship with EarthLink pursuant to which EarthLink resells our Go.Web service through its distribution channels as a part of EarthLink's suite of offerings to its customers.

         Dealers offer GoAmerica products and services to their customers and are paid a commission for each sale. They are typically not responsible for billing or supporting the customer, though they may assist the customer with integration of their GoAmerica solution. For example, IBM offers our solutions as a dealer and, in some circumstances, also installs our server software on the customer's premise. Our Wynd subsidiary maintains relationships with a nationwide network of dealers, each focused on products designed for people with hearing loss.

Marketing

          GoAmerica's greatest opportunity for new sales stems from customers who already utilize our technology, and alliance partners that provide substantial access to new prospects through established marketing vehicles. Direct mail, electronic direct response, and other initiatives are designed to provide a regular outreach to our existing customer base. Increased targeted marketing within our distribution relationships raises GoAmerica's visibility within these organizations and generates sales among their customer bases. As of April 1, 2003, we had 7 employees working in our marketing department.

TECHNOLOGY AND OPERATIONS

Service Infrastructure

         Wireless Internet Connectivity Center. In order to provide our subscribers with reliable service, we operate a 7,000 square foot network operations center in New York City. This facility is our primary Wireless
Internet Connectivity Center. This state-of-the-art facility was built to provide high performance, reliable and secure wireless access to mission critical data. This Wireless Internet Connectivity Center is connected to multiple Tier-1 Internet backbone providers such as UUNET/MCI WorldCom, Sprint, and AT&T via redundant high-capacity, high-speed leased T-1 telecommunications lines as well as fixed location frame-relay circuits. These circuits connect to our customers' data sources and to the wireless data networks we use. Our Wireless Internet Connectivity Center is supported by a switched fiber optic backbone provided by Cisco Systems. The center is equipped with proven, industry standard equipment, including Cisco and Paradyne networking equipment, Sun Sparc Enterprise UNIX servers, high-end clustered Compaq servers, Network Appliance NFS Servers and Clarion Raid Arrays. We believe our Wireless Internet Connectivity Center is capable of meeting the capacity demands and security standards for services we have developed or are developing for our customers. Our technical staff monitor network traffic, service quality, and security 24 hours a day, seven days a week.

         In  order  to  further  reduce  our  costs,   we  are  considering  the
possibility of outsourcing this function to a third party provider. We cannot assure you when or whether such outsourcing will occur.

         Wireless Networks. Through our relationships with leading wireless services providers, we are able to offer our customers the ability to use our wireless solutions in most major metropolitan areas in the continental United Stated and parts of Canada. We offer our customers wireless access as a dealer for our preferred services partners, such as EarthLink or, in some cases, we provide wireless services directly to our customers through reseller agreements with wireless network operators such as Cingular Interactive and Motient. This type of wireless resale offering is primarily limited to our WyndTell services.

Our Software Technology

         We have developed a proprietary wireless services platform, Go.Web, that we believe is a competitive advantage because it enables our customers to securely access most types of Web-based data from many leading wireless devices. Go.Web also allows qualified developers to introduce standard Web-based applications for many wireless devices and networks. As a result of our Go.Web development efforts, our engineering staff has acquired substantial wireless and Web formatting expertise, which enables us to develop solutions quickly as new wireless devices are introduced. In addition, the Go.Web compression technology and enhanced wireless transport protocol included in our software provide bandwidth efficiency and maximize data transmission speeds. We also have employed industry standard SSL, or secure sockets layer, and use Certicom's cryptography within the Go.Web infrastructure.

         Go.Web is based on a client and server architecture that enables wireless access to desktop and Web-based content such as business applications, intranets, the Internet and email. The Go.Web server, which can either be hosted in our own network operations center or installed on a customer's premise, takes Web-based content, such as WML, HDML and HTML, and reformats, encrypts and compresses it so that it can be transmitted over wireless networks and displayed on a variety of wireless devices. The Go.Web client, also called a browser, receives the information and renders it in a usable format on the device itself.

         The Go.Web Client (Browser). The Go.Web client is easily customized to support the operating platforms of most major wireless computing devices. With the newest 6.5 version of Go.Web, we now offer standardized features to all supported device types:

o Java - Go.Web is now available for Java, which opens up a whole new class and channel of devices for our award winning Go.Web client.

o Multi Language support - Go.Web provides a single interface for users to access more Web sites, with support of WML, HDML and HTML.

o Mobile Clip Technology - Mobile Clips allow for local content storage on the mobile device. Whether in or out of coverage, Mobile Clips provide form and document access. Combined with WAP Push technology and the Go.Web Queue Manager feature, this provides a solid platform for wireless data access and retrieval.

o Push Alerts - The Go.Web client is able to receive WAP Push 1.2 compliant alerts. With this feature, developers are able to set up applications that send alerts to users informing them of a change in schedule, a new appointment or detailed customer contact information. In addition, Mobile Clips can be dynamically pushed to the wireless device.

o Go.Web Queue Manager - The Go.Web Queue Manager feature enables applications to be used even when the users find themselves outside of a coverage area. Queue Manager will queue HTTP requests and submit them when the user is back in coverage.

o Desktop Sync - Users who are out of wireless coverage can now sync their Queue Manager data through their desktop cradle connection, eliminating the need to always be in wireless coverage.


         The Go.Web Enterprise Server. With the Go.Web Enterprise Server, corporations can deploy the same wireless technology and service as our Go.Web Client with an increased level of security, control and flexibility. The Go.Web Enterprise Server is deployed behind the corporate firewall and all encryption and decryption of data occurs exclusively on-site at the enterprise. Data then remains fully encrypted as it travels between the wireless device and enterprise applications over the wireless networks and public Internet.

Licensed Software Technology

         Cingular Interactive. The Cingular Interactive Paging Service, or IPS, is based on server software that we have licensed. We are one of a limited number of companies that have deployed an IPS gateway. This service provides two-way messaging on devices such as the RIM interactive devices.

        InfoClarus. The InfoClarus ActiveNet technology is a client- and server-based software solution that we have licensed. The various ActiveNet products provide file and document control features via mobile devices such as RIM or Pocket PC.

Customer Service, Billing and Fulfillment

         We provide corporate or individual customer billing for all subscription fees, devices and modems, and other fees, primarily through Wynd. Resellers such as EarthLink provide the majority of customer support and billing for our services. This structure enables us to provide our customers with best-in-class support while minimizing our own costs of operations. Within our Wynd subsidiary, we do provide most of the support and billing functions ourselves due to the specific needs and nature of Wynd's customer base. The additional costs of providing these functions within Wynd are largely offset by the higher gross margins generated by our WyndTell services.

         Our customer service program provides our customers with the ability to receive support via a toll free telephone number, the Web, or email. Through our goamerica.net Web site, subscribers can access answers to Frequently Asked Questions and information about our services 24 hours a day, seven days a week.

         For product fulfillment within our Wynd subsidiary, we maintain an inventory of mobile devices which we buy from third-party manufacturers and resellers. We also continue to maintain a limited inventory of devices at our headquarters to support specific product fulfillment orders for our business customers. As part of our alliance with EarthLink, EarthLink has assumed the majority of product fulfillment functions for our business solutions and, with the exclusion of our Wynd subsidiary, we do not anticipate maintaining an inventory of devices or providing any fulfillment services beyond the second quarter of 2003.

         As of April 1, 2003, we had 23 customer service and technical support representatives who handle inquiries about our services, device features and wireless communications.

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

         Our ability to meet our customers' expectations depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we have made, and we intend to continue to make, investments in research and development.

INTELLECTUAL PROPERTY RIGHTS

         We have not yet obtained patents on our technology that would preclude or inhibit competitors from using our technology. In February 2001, we filed a patent application on certain aspects of our Go.Web technology. The application is presently pending in the United States Patent and Trademark Office and has been filed internationally under the Patent Cooperation Treaty and in Argentina, Venezuela, Chile, Taiwan and Thailand. We also acquired two patent applications from Hotpaper relating to document generation over the Internet. These applications are presently pending before the United States Patent and Trademark Office and have been filed internationally under the Patent Cooperation Treaty and in Argentina, Venezuela, Chile, Taiwan and Thailand. We acquired in 2001, a perpetual, royalty-free, worldwide license under two patents owned by Geoworks Corporation relating to wireless products and services. We rely on a combination of patent, copyright, trademark, service mark, trade secret laws, unfair competition law and contractual restrictions to establish and protect certain proprietary rights in our technology and intellectual property. We have applied for registration of our GoAmerica names and marks in the United States Patent and Trademark Office and in trademark offices in jurisdictions throughout the world, including but not limited to, U.S. federal trademark applications for the marks "GoAmerica", "Go.Web" and "Law-on-the-Go"; however, we do not have any U.S. federal trademark registrations for these trademarks. The steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. In addition, the laws of certain foreign countries may not protect our technologies or intellectual property rights to the same extent as do the laws of the United States. We also rely on certain technologies that we license from third parties. These third-party technology licenses may not continue to be available to us on commercially attractive terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on our business, financial condition or results of operations. Third parties could claim infringement by us with respect to current or future technology. We expect that we and other participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause service or installation interruptions or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, financial condition or results of operations. In January 2000, we received an offer from NTP Incorporated to enter into negotiations to obtain a license under one or more of NTP's patent properties relating to wireless email systems. We have reviewed NTP's patents and do not believe that GoAmerica requires a license under those patents. NTP has not pursued its license offer.

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

EMPLOYEES

         As of April 1, 2003, we had a total of 102 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES.

         We own no real property. Our principal offices are located in Hackensack, New Jersey. The premises located at 433 Hackensack Avenue consists of approximately 22,458 square feet and the related lease expires on August 31, 2010. The premises located at 401 Hackensack Avenue consists of approximately 15,917 square feet, of which 10,712 square feet is subleased, effective April 1, 2003, at a lower rate than we are currently obligated to pay and the related lease expires on May 14, 2007. In addition to the network operating facility at our Hackensack office, we operate a network operating center in New York City pursuant to a Facilities Maintenance Agreement with Data General, a division of EMC Corporation, which operate a network operating center in New York City. The initial term of the Facilities Maintenance Agreement shall run until February 29, 2004. The New York facility, consisting of approximately 7,000 square feet, located at 55 Broad Street, is our primary network operating center. The offices of Wynd are located in San Luis Obispo, California and consist of approximately 7,391 square feet. Our lease on the Wynd offices expires on January 31, 2004. The offices of OutBack are located in San Luis Obispo, California and consist of approximately 4,018 square feet pursuant to a lease expiring on July 31, 2004. The offices of Hotpaper are located in San Francisco, California, consisting of approximately 1,781 square feet, the lease for which space expires on May 31, 2003 and will not be extended. The Hotpaper operations will be combined with the Wynd offices. We believe that our current facilities are adequate to support our existing operations subject to any credit or liquidity matters discussed in "Risk Factors".

ITEM 3.  LEGAL PROCEEDINGS.

         On February 15, 2002, Eagle Truck Lines Inc. (a/k/a Air Eagle, Inc.) filed suit against GoAmerica, Inc. in the Superior Court of the State of California for the County of Los Angeles seeking payment of $590,000, plus other damages, expenses, interest and costs of suit. This action was removed to the United States District Court for the Central District of California and subsequently, pursuant to a motion brought by GoAmerica, transferred to the District of New Jersey where GoAmerica has moved to have it consolidated with the action described in the next paragraph. (This motion will be decided once a decision in the various motions to dismiss is rendered in the Flash action discussed below.) Air Eagle alleges that GoAmerica, as successor in interest to Flash Creative Management, Inc. ("Flash"), failed to perform its obligations under a consulting contract dated July 2, 1999 (the "Contract"), by and between Flash and Air Eagle. Air Eagle alleges that GoAmerica assumed the rights and liabilities under this Contract as a result of its purchase of substantially all of the assets of Flash in November 2000. On June 3, 2002, GoAmerica filed an amended answer and counterclaim, denying the allegations of the complaint and seeking payment from Air Eagle of an amount not less than $589,993.60, plus expenses, interest and costs of suit based on Air Eagle's failure to pay for services rendered by Flash and GoAmerica under the Contract. The Company intends to defend this action and pursue its counterclaim vigorously.

         In a separate but related matter, on July 31, 2002, GoAmerica filed suit against Flash and certain former officers and shareholders of Flash (the "Flash Defendants") in the United States District Court for the District of New Jersey for violations of federal and state securities law and common law fraud in connection with the sale of the assets of Flash to GoAmerica. In October
2002, each of the Flash Defendants filed answers to GoAmerica's complaint denying all of the Company's charges, with one of the Flash Defendants adding counterclaims against the Company and certain named officers alleging, among other things, fraudulent misrepresentation, violations of state securities law and unjust enrichment in excess of $1 million. The other Flash Defendants have been granted leave to amend their answer to include substantially similar counterclaims against the Company and Company officer defendants. The Company has filed a motion to dismiss the Flash Defendants' counterclaims, and the Flash defendants have filed cross-motions for judgment on the pleadings and for summary judgment seeking dismissal of the Company's claims against them. All pending motions are briefed and have been submitted to the Court for decision. The Company intends to vigorously pursue its claims against Flash and the other named defendants in this action, and to defend the counterclaims asserted.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS.

MARKET FOR OUR COMMON STOCK

         Since our initial public offering in April 2000, our common stock has traded on the Nasdaq National Market until August 28 2002, at which time our listing moved to the Nasdaq Small Cap Market, where it continues to trade under the symbol "GOAM."

         The last reported price for our common stock on the Nasdaq SmallCap Market on March 26, 2003 was $0.23. The following table sets forth the high and low sales prices for our common stock for the quarters indicated as reported on the Nasdaq National Market and Nasdaq SmallCap Market.

            QUARTER ENDED               HIGH            LOW
-------------------------------------------------------------------
March 31, 2001...............           $7.25          $1.66
June 30, 2001................           $4.50          $1.69
September 30, 2001...........           $2.15          $0.80
December 31, 2001............           $3.05          $0.66
March 31, 2002...............           $2.60          $1.05
June 30, 2002................           $1.39          $0.25
September 30, 2002...........           $0.59          $0.15
December 31, 2002............           $0.73          $0.20
------------

         As of March 26, 2003, the approximate number of holders of record of our common stock was 277 and the approximate number of beneficial holders of our common stock was 17,975.

         The market price of our common stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Changes in the market price of our common stock and other securities may result from, among other things:

     o    Quarter-to quarter variations in operating results
     o    Operating results being less than analysts' estimates
     o    Changes in analysts' earnings estimates
     o Announcements of new technologies, products and services or pricing policies by us or our competitors
     o Announcements of acquisitions or strategic partnerships by us or our competitors
     o    Developments in existing customer or strategic relationships
     o    Actual or perceived changes in our business strategy
     o    Developments in pending litigation and claims
     o    Sales of large amounts of our common stock
     o Changes in market conditions in wireless technology and wireless telecommunication
     o    Changes in general economic conditions
     o    Fluctuations in securities markets in general.

         Our common stock is currently not in compliance with Nasdaq Marketplace Rule 4450(a)(5) which requires that a listed company maintain a minimum bid price of $1.00 per share. Nasdaq has granted the Company a grace period, until May 27, 2003, to regain compliance with this requirement. In order to regain compliance with this Marketplace Rule and remain listed on the Nasdaq SmallCap Market, GoAmerica's share price must close at a minimum of $1.00 per share for 10 consecutive trading days prior to the end of the grace period. If we are unable to comply with this requirement by May 27, 2003, then the Company may be eligible for an additional 90-day grace period, until August 25, 2003, provided that the Company meets the initial listing criteria for the SmallCap Market under Marketplace Rule 4310(c)(2)(A). At this point in time, we meet all of these criteria. Nasdaq has announced that it intends to propose further extensions of grace periods for companies that fail to meet this requirement; however we cannot assure you at this time that these proposals will be implemented prior to August 25th, 2003, or at all, or that they will beneficially impact us.

         If we do not regain compliance by the end of our final grace period, the Nasdaq Staff may provide us with a written determination that our securities will be delisted. At that time, we may appeal the Staff's determination to a Listing Qualifications panel. In that event, our shares would continue to trade on the SmallCap Market until the Listing Qualifications panel ruled on our appeal.

         If our common stock is delisted by Nasdaq, our common stock would be eligible to trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets, where an investor may find it more difficult to dispose of our shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a rule promulgated by the Commission that, if we fail to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

         Delisting from Nasdaq will make trading our common stock more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted we could also incur additional costs under state blue sky laws in connection with any sales of our securities.

RELATED STOCKHOLDER MATTERS

         We have never declared or paid any cash dividends on our common stock. We intend to retain earnings, if any, to fund future growth and the operation of our business.

USE OF PROCEEDS

         On April 6, 2000, the Commission declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the Commission in connection with our initial public offering of common stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect, now Harrisdirect. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 10,000,000 shares of our common stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6 million. As of December 31, 2002, approximately $5.0 million of the $146.2 million in net proceeds received by us upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $141.2 million of the net proceeds have been specifically applied as follows: (i) $5.1 million for the acquisition of other businesses, (ii) $36.7 million for sales and marketing expenses, (iii) $10.9 million for the purchase of capital assets, and (iv) $88.5 million for working capital needs.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The selected consolidated financial data set forth below with respect to our statement of operations data for the years ended December 31, 2002, 2001 and 2000, and with respect to the consolidated balance sheet data at December 31, 2002 and 2001 are derived from and are qualified by reference to our audited consolidated financial statements and related notes thereto found at "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K". Our consolidated statement of operations data for the years ended December 31, 1999 and 1998 and consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto found at "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Annual Report on Form 10-K.


                                                                   YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------
                                                           (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                               2002           2001           2000            1999           1998
                                           ----------      ----------     ----------     ----------      ----------

CONSOLIDATED STATEMENT OF OPERATIONS
   DATA:
   Revenues:
     Subscriber.......................     $   29,017      $   28,308     $    8,535     $    1,104      $      360
     Equipment........................          6,560          10,088          5,097          1,420             449
     Other............................            335             618            242            207              18
                                           ----------      ----------     ----------     ----------      ----------
   Total revenue......................         35,912          39,014         13,874          2,731             827
                                           ----------      ----------     ----------     ----------      ----------
   Costs and expenses:
     Cost of subscriber revenue.......         20,434          22,578          7,194          4,051             304
     Cost of equipment revenue........          8,537          20,665          6,090          1,648             532
     Cost of network operations.......          3,074           3,264            623            375              --
     Sales and marketing..............          8,038          24,700         35,807          3,283             909
     General and administrative.......         29,082          40,685         26,853          3,970           1,549
     Research and development.........          3,456           4,174            762            465              --
     Depreciation and amortization of
        fixed assets..................          4,342           2,987            994            275             124
     Amortization of goodwill and other
        intangibles...................          1,483          18,398          7,247             --              --
     Impairment of goodwill...........          8,400          12,991             --             --              --
     Impairment of other intangible
        assets........................             --          12,423             --             --              --
     Impairment of other long-lived
        assets........................          5,582              97             --             --              --
     Settlement costs.................             --              --             --            297              --
                                           ----------      ----------     ----------     ----------      ----------
   Total costs and expenses...........         92,428         162,962         85,570         14,364           3,418
                                           ----------      ----------     ----------     ----------      ----------
   Loss from operations...............        (56,516)       (123,948)       (71,696)       (11,633)         (2,591)
   Interest income, net...............            191           3,099          6,944            165              14
                                           ----------      ----------     ----------     ----------      ----------
   Net loss before benefit from income
     taxes............................        (56,325)       (120,849)       (64,752)       (11,468)         (2,577)
   Income tax benefit.................            436             578             --             --              --
                                           ----------      ----------     ----------     ----------      ----------
   Net loss...........................        (55,889)       (120,271)       (64,752)       (11,468)         (2,577)
   Beneficial conversion feature and
     accretion of redemption value of
     mandatorily redeemable convertible
     preferred stock..................             --              --        (30,547)       (10,463)             --
                                           ----------      ----------     ----------     ----------      ----------
   Net loss applicable to common
     stockholders.....................     $  (55,889)     $ (120,271)    $  (95,299)    $  (21,931)     $   (2,577)
                                           ==========      ==========     ==========     ==========      ==========
   Basic net loss per share applicable
     to common stockholders...........     $    (1.04)     $    (2.27)    $    (2.19)    $    (1.02)     $    (0.14)
                                           ===========     ===========    ===========    ===========     ===========
   Diluted net loss per share
     applicable to common stockholders     $    (1.04)     $    (2.25)    $    (2.18)    $    (1.00)     $    (0.14)
                                           ==========      ==========     ==========     ==========      ==========
   Weighted average shares used in
     computation of basic net loss per
     share applicable to common
     stockholders.....................         53,846          53,027         43,426         21,590          18,391
   Weighted average shares used in
     computation of diluted net loss
     per share applicable to common
     stockholders.....................         53,869          53,354         43,678         22,025          18,826




                                                                      AS OF DECEMBER 31,
                                         ------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
                                              2002            2001            2000           1999            1998
                                         --------------- --------------- --------------- -------------- ---------------

BALANCE SHEET DATA:
Cash and cash equivalents...........          $4,982         $34,977        $114,411         $6,344         $1,961
Working capital (deficit)...........         (1,037)          33,292         113,530          2,426          1,476
Total assets........................          26,765          87,785         207,746          9,757          3,010
Series A redeemable convertible
   preferred stock..................              --              --              --         20,755             --
Series B redeemable convertible
   preferred stock..................              --              --              --             --             --
Total stockholders' equity (deficit)          13,017          66,413         181,530        (16,659)         2,225


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

OVERVIEW

         Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and e-commerce system as well as our billing system. We have invested additional capital in the development of our software applications Go.Web and Mobile Office(R) as well as other software applications. We have provided mobile devices made by third parties to our customers at prices below our costs for such devices. We also expect to continue to incur sales and marketing and administrative expenses. We have incurred operating losses since our inception and expect to continue to incur operating losses for at least the next several quarters. We will need to significantly improve our overall gross margins, and further reduce our selling, general and administrative expenses to become profitable and sustain profitability on a quarterly or annual basis. As a result of our strategic alliance with EarthLink, we anticipate overall revenue to decline; however we expect that our gross margins as a percentage of revenue will increase and that selling, marketing and administrative expenses will continue to decline. Upon transition of certain subscribers to EarthLink, we expect to generate revenues from three primary sources, (i) recurring service revenue; (ii) software revenue; and (iii) activation bounties. Additionally, we expect to substantially reduce our costs of subscriber airtime and operating costs as a result of our strategic alliance with EarthLink.

         Our subscriber revenue primarily consists of monthly service fees, which we recognize as revenue when the services are provided to the subscriber. Subscriber revenue accounted for approximately 80.8%, 72.6% and 61.5% of our total revenue during 2002, 2001 and 2000, respectively. Historically, we offered a variety of mobile data service plans. Our Go.Unlimited Plan, which was our most utilized plan, provided unlimited data usage on any mobile device for a fixed monthly fee, which currently ranges from $39.95 to $59.95 for retail subscribers. As a result of our strategic alliance with EarthLink, subscriber revenue will decrease in 2003 as compared to 2002. The decrease will be directly attributable to the sale of our full service subscribers to EarthLink. We will continue to derive recurring subscriber revenue from the sale of our Go.Web software. Since we disposed of the full service portion of our subscribers, we anticipate that our gross margin as a percentage of subscriber revenue will increase during 2003 as compared to 2002. We also typically sell third-party mobile devices in conjunction with a service agreement to a new subscriber. Equipment revenue accounted for approximately 18.3%, 25.9% and 36.7% of our total revenue during 2002, 2001 and 2000, respectively. We recognize equipment revenue at the time of the shipment of the mobile device to a subscriber. During 2002, approximately 49% of our subscribers purchased a mobile device upon their initial subscription. Over time, we expect that such percentage will decrease as mobile devices for data transmission become more prevalent.

         In addition to our subscriber and equipment revenue, we historically have generated other revenue which consists of consulting services relating to the development and implementation of wireless data systems for certain corporate customers. As a result of our strategic alliance with EarthLink, we anticipate that our professional service revenues will increase as a percentage of our total revenues during 2003 from prior year levels. Additionally, we anticipate during 2003 that we will increase the amount of non-recurring bounty revenues we receive from EarthLink and other wireless providers for selling their wireless services and other product offerings.

         Our sales and marketing expenses consist primarily of compensation and related costs for marketing personnel, advertising and promotions, travel and entertainment and other related costs. We expect sales and marketing expenses to increase as a percentage of sales as our revenues will decrease during 2003 as compared to 2002 as a result of our strategic alliance with EarthLink. Additionally, we anticipate that we will continue to reduce sales and marketing costs during 2003 as set forth in our 2003 operating plan. Our general and administrative expenses consist primarily of compensation and related costs for general corporate and business development, along with rent and other related costs. We expect general and administrative expenses to increase as a percentage of our annual revenues primarily due to our strategic alliance with EarthLink. We anticipate general and administrative expenses will continue to decrease during 2003 as we implement our 2003 operating plan. Our research and development expenses consist primarily of compensation and related costs and professional service fees. Depreciation and amortization expenses consist primarily of depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases.

         During 1999 and the first quarter of 2000, we granted options to certain of our employees at exercise prices below the deemed fair market value per share of our common stock. Such grants resulted in non-cash employee compensation expenses based on the difference, on the date of grant, between the fair market value and the exercise price of stock options granted to employees. The resulting deferred employee compensation is being amortized over the vesting periods of the grants. During 2002, we incurred an aggregate of $2.3 million in non-cash employee compensation as a result of stock option and warrant grants during 1999 and the first quarter of 2000 which were granted at prices below the fair market value of our common stock. During 2003, we expect to incur an aggregate of $300,000 in non-cash employee compensation expense as a result of the amortization of the remaining balance in deferred compensation.

         Net interest income consists primarily of interest earned on cash and cash equivalents. We expect interest income to decrease as we continue to utilize funds during the course of our operations.

         During 2000, we acquired Wynd and Hotpaper as well as certain assets and liabilities of Flash for an aggregate purchase price of approximately $65.7 million. The purchase price of these entities included the issuance of an aggregate of 5,437,388 shares of our common stock and cash (net of cash acquired) of approximately $7.7 million, including merger related costs. As a result of these acquisitions, we recorded intangibles including trade names, developed technology, assembled work force and customer lists aggregating approximately $22.5 million and recognized goodwill of approximately $44.8 million.

         During 2002, we identified indicators of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets recorded with regard to the acquisitions of Wynd and Hotpaper. Such indicators included the continued deterioration in the business climate for wireless Internet service providers, significant declines in the market values of our competitors in the wireless Internet services industry, recent changes in our 2003 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses. We determined that the carrying value of these long-lived assets exceeded their respective fair values, thus requiring a write-down totaling $8.4 million of goodwill, of which $4 million and $4.4 million is associated with the recorded goodwill of Wynd and Hotpaper, respectively. Additionally, as a result of significant Company initiated reductions in our workforce, we identified impairment of other long-lived assets, principally software and furniture and fixtures, in the amount of $5.6 million.

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

         Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. We also charge our CDPD subscribers a per kilobyte fee for using a mobile device outside of a designated geographical area, or roaming; such fees are recognized as revenue when collected. We also generally charge a non-refundable activation fee upon initial subscription. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts which is generally six months, one year or two years. Equipment revenue is recognized upon shipment to the end user. We have also provided mobile devices to our customers at prices below our costs as incentives for customers to enter into service agreements. Such incentives are recorded as a deferred asset and amortized against subscriber gross margins over the life of the service agreement. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market conditions. We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," and have completed the required transitional, interim and annual impairment tests of goodwill, and have recorded an adjustment to the carrying value of goodwill.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                                    PERCENTAGE OF REVENUE
                                                                    ----------------------
                                                                         YEARS ENDED
                                                                         DECEMBER 31,
                                                           ----------------------------------------
                                                              2002            2001           2000
                                                              ----            ----           ----
Revenue:
     Subscriber......................................          80.8%           72.6%           61.5%
     Equipment.......................................          18.3            25.9            36.8
     Other...........................................           0.9             1.6             1.7
                                                           --------        --------        --------
         Total revenue...............................         100.0           100.0           100.0
Costs and expenses:
     Cost of subscriber revenue......................          56.9            57.9            51.9
     Cost of equipment revenue.......................          23.8            53.0            43.9
     Cost of network operations......................           8.6             8.4             4.5
     Sales and marketing.............................          22.4            63.3           258.1
     General and administrative......................          81.0           104.3           193.5
     Research and development........................           9.6            10.7             5.5
     Depreciation and amortization of fixed assets...          12.1             7.7             7.2
      Amortization of goodwill and other intangibles.           4.1            47.2            52.2
      Impairment of goodwill.........................          23.4            33.3              --
      Impairment of other intangible assets..........           --             31.8              --
      Impairment of other long-lived assets..........          15.5             0.2              --
                                                           --------        --------        ---------
         Total costs and expenses....................         257.4           417.7           616.8
                                                           --------        --------        --------
         Loss from operations........................         157.4           317.7           516.8
Interest income......................................           0.5             7.9            50.1
Income tax benefit...................................           1.2             1.5              --
                                                           --------        --------        ---------
         Net loss....................................         155.7%          308.3%          466.7%
                                                           ========        ========        =========


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Subscriber revenue. Subscriber revenue increased to $29.0 million for the year ended December 31, 2002 from $28.3 million for the year ended December 31, 2001. The increase was primarily due to having a larger average subscriber base in the year ended December 31, 2002 than in the year ended December 31, 2001. Our subscriber base decreased to 91,384 subscribers at December 31, 2002 from 140,927 subscribers at December 31, 2001 as a result of the sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter 2002. We expect the number of our subscribers will increase (from levels at December 31, 2002) primarily as a result of our continued leveraging of strategic agreements. Our average monthly revenue per user, or ARPU, decreased to $23.53 for the year ended

December 31, 2002 from $25.02 for the year ended December 31, 2001. The decline in ARPU was due to an increase in the number of new subscribers from the sale of our Go.Web value added services, which generally have a lower monthly ARPU than our full-service offerings. During 2001, we began charging our subscribers a per kilobyte fee for roaming, which occurs when a customer uses their service outside of a designated geographic area. Amounts billed to subscribers for roaming that have been recognized as revenue have been insignificant to date.

         Equipment revenue. Equipment revenue decreased to $6.6 million for the year ended December 31, 2002 from $10.1 million for the year ended December 31, 2001. This decrease was primarily due to a decrease in the number of the mobile devices sold during the year ended December 31, 2002 compared to the year ended December 31, 2001. As a result of our strategic alliance with EarthLink, we anticipate that equipment revenue will further decline.

         Other revenue. Other revenue decreased to $335,000 for the year ended December 31, 2002 from $618,000 for the year ended December 31, 2001. This decrease was primarily due to our decision not to pursue certain consulting projects and consulting services to third parties during 2002. We anticipate that consulting services will increase as a result of our recent strategic alliance with EarthLink in which we will collaborate on developing new applications and extensions of existing technology, including EarthLink-branded wireless data services, as well as new technologies.

         Cost of subscriber revenue. Cost of subscriber revenue decreased to $20.4 million for the year ended December 31, 2002 from $22.6 million for the year ended December 31, 2001. This decrease was primarily due to a decrease in roaming costs incurred. Roaming costs decreased to $2.5 million for the year ended December 31, 2002 from $6.5 million for the year ended December 31, 2001. We expect roaming costs will be eliminated as a result of our sale of CDPD subscribers during the fourth quarter of 2002. We expect the number of subscribers and related use of our services to decrease as a result of our sale of CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers during the fourth quarter 2002, which will result in decreased costs of subscriber airtime.

         Cost of equipment revenue. Cost of equipment revenue decreased to $8.5 million for the year ended December 31, 2002 from $20.7 million for the year ended December 31, 2001. This decrease primarily was due to decreased inventory related charges of approximately $1.6 million for the year ended December 31, 2002 compared to $8.1 million for the year ended December 31, 2001, as well as a decrease in the number of mobile devices sold during the year ended December 31, 2002 compared to the year ended December 31, 2001. The inventory related charges primarily relate to wireless modems supporting laptop and older PALM OS based models for which sales were lower than expected and a charge for a lower of cost to market adjustment related to other equipment which remained unsold. As a result of our strategic alliance with EarthLink, we anticipate that the cost of equipment revenue will further decline.

         Cost of network operations. Cost of network operations decreased slightly to $3.1 million for the year ended December 31, 2002 from $3.3 million for the year ended December 31, 2001. We expect our cost of network operations will decline further if we are able to outsource this activity, as it relates to our Go.Web value added services, to a third party provider as set forth in our 2003 operating plan.

         Sales and marketing. Sales and marketing expenses decreased to $8.0 million for the year ended December 31, 2002 from $24.7 million for the year ended December 31, 2001. This decrease primarily was due to decreased advertising activities of $10.2 million including advertising costs paid to third parties of approximately $4.0 million and a decrease in salaries and benefits for personnel performing sales and marketing activities of approximately $1.6 million. We expect sales and marketing expenses to decline further as we continue to leverage our distribution relationships to further our sales and marketing initiatives, as well as reducing costs as set forth in our 2003 operating plan.

         General and administrative. General and administrative expenses decreased to $29.1 million for the year ended December 31, 2002 from $40.7 million for the year ended December 31, 2001. This decrease primarily was due to decreased professional fees for infrastructure buildout and general corporate activities of approximately $3.9 million, decreased salaries and benefits for personnel performing business development and general corporate activities of approximately $3.3 million, and a decrease in our bad debt expense of approximately $1.0 million, and decreased facility costs of approximately $1.5 million. We expect general and administrative expenses to further decline as we continue to reduce costs as set forth in our 2003 operating plan.

         Research and development. Research and development expense decreased to $3.5 million for the year ended December 31, 2002 from $4.2 million for the year ended December 31, 2001. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities. We expect research and development expenses to continue to decline as we utilize internal resources to develop and maintain our Go.Web technology rather than using outside consultants.

         Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased for the year ended December 31, 2002 to $1.5 million from $18.4 million for the year ended December 31, 2001 This decrease primarily was due to the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, which no longer requires goodwill and certain intangible assets to be amortized, but instead tested for impairment at least annually. In addition, the decrease reflects the impact of reduced amortization of Other Intangibles as a result of the impairment charge recorded during the fourth quarter of 2001.

         Impairment of goodwill and other long-lived assets. During the third quarter of 2002 and fourth quarter of 2001, we identified indicators of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets recorded upon the acquisitions of Wynd, Hotpaper and Flash. Such indicators included the continued deterioration in the business climate for wireless Internet service providers, significant declines in the market values of our competitors in the wireless Internet services industry, recent changes in our 2003 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses. With the assistance of independent valuation experts, we performed asset impairment tests and determined the fair value of the impaired long-lived assets for the respective acquired entities. Fair value was determined primarily using the discounted cash flow method. A write-down of goodwill and intangible assets totaling $8.4 and $25.4 million were recorded during the third quarter of 2002 and fourth quarter of 2001, respectively, reflecting the amount by which the carrying amount of the assets exceed their respective fair values. The write-down consisted of $8.4 million and $13.0 million for goodwill during the third quarter of 2002 and fourth quarter of 2001, respectively, and $12.4 million for other acquired intangible assets during the fourth quarter of 2001. In addition, impairment charges related to property and equipment totaling $5.6 million and $97,000 were recorded during 2002 and 2001, respectively in accordance with the Statement of Financial Accounting Standard No. 144, "Accounting for Impairment of Long Lived Assets" and Statement of Financial Accounting Standard No. 121, "Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of".

         Interest income, net. Interest income decreased to $191,000 for the year ended December 31, 2002 from $3.1 million for the year ended December 31, 2001. This decrease was primarily due to the use of cash to fund our losses from operations.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Subscriber revenue. Subscriber revenue increased to $28.3 million for the year ended December 31, 2001 from $8.5 million for the year ended December 31, 2000. The increase was primarily due to having a larger average subscriber base in the year ended December 31, 2001 than in the year ended December 31, 2000. Our subscriber base increased to 140,927 subscribers at December 31, 2001 from 47,632 subscribers at December 31, 2000. A significant portion of such new subscribers were enterprise customers. The sales cycle for enterprise customers is longer than that for individual customers, which resulted in a decrease to our subscriber revenue growth rate. Our average monthly revenue per user, or ARPU decreased to $25.02 for the year ended December 31, 2001 from $26.59 for the year ended December 31, 2000. The decline in ARPU was due to an increase in the number of new subscribers from the sale of our Go.Web value added services, which generally have a lower monthly ARPU than our full-service offerings. During 2001, we began charging our subscribers a per kilobyte fee for roaming. Amounts billed to subscribers for roaming that have been recognized as revenue have been insignificant to date.

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

         General and administrative. General and administrative expenses increased to $40.7 million for the year ended December 31, 2001 from $26.9 million for the year ended December 31, 2000. This increase primarily was due to increased salaries and benefits for personnel performing business development and general corporate activities of approximately $10.7 million, the outsourcing of our customer and technical support centers of approximately $4.2 million, an increase in our bad debt expense of approximately $3.8 million, increased facility costs of approximately $1.5 million, and infrastructure buildout of approximately $2.7 million, which was incrementally increased as a result of the acquisitions of Hotpaper and Flash and was partially offset by a decrease of approximately $9.1 million in stock-based compensation.

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

         We have incurred significant operating losses since our inception and as of December 31, 2002 have an accumulated deficit of $256.2 million. During 2002, we incurred a net loss of $55.9 million and used $29.0 million of cash to fund operating activities. As of December 31, 2002 we had $5.0 million in cash and cash equivalents ($2.8 million at March 31, 2003), exclusive of $950,000 in restricted cash supporting certain letters of credit. In execution of our 2002 operating plan, we took steps to reduce our annual payroll by more than 25% and took further actions to reduce sales and marketing expenses. In addition, on September 25, 2002, we formed a comprehensive strategic alliance with EarthLink by entering into a series of agreements. Upon complete implementation of these agreements, we anticipate generating revenues from three primary sources, (i) recurring service revenue; (ii) software revenue; and (iii) activation bounties as well as reducing our costs of subscriber airtime. Our 2003 operating plan includes further reductions in headcount as well as additional reductions in sales and marketing expenditures from levels incurred during 2002. Additionally, we are actively working to renegotiate our long term lease obligations. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 6 months. In the event that we are unable to successfully implement our strategic alliance with EarthLink, achieve our 2003 operating plan or we incur unanticipated expenses, we may require additional financing. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes. In the event we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. In the event we cannot successfully execute our 2003 operating plan or raise adequate funds on acceptable terms, we may not be able to continue to fund our operations. As a result of these and related considerations, our independent auditors have issued a going concern opinion in connection with our 2002 financial statements.

         Over the past twelve months, our available cash has decreased substantially. This reduction in liquidity creates significant constraints on the manner in which our business can operate. We have decided to retain an outside advisor to assist us in analyzing various steps that we may take to enhance our liquidity. Such steps may include the sale or other disposition of certain of our assets and the redeployment of the net proceeds in aspects of our business which we believe are well positioned for revenue generation and growth. We cannot assure you as to when or whether such steps will be taken and, if taken, whether such steps will be successful.

         Net cash used in operating activities was $29.0 million, $68.5 million and $49.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

         Net cash used in investing activities was $448,000, $10.3 million and $13.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, we used cash in investment activities for purchases of $451,000 of property, equipment and leasehold improvements. For the years ended December 31, 2001 and 2000, we used cash in investment activities principally for purchases of property, equipment and leasehold improvements and acquisitions, including Hotpaper and Flash. We expect capital expenditures to decrease since we have substantially completed the development and implementation of our e-commerce and billing systems.

         Net cash used in financing activities was $533,000 for the year ended December 31, 2002. Net cash used in financing activities was $649,000 for the year ended December 31, 2001. Net cash provided by financing activities was $170.8 million for the year ended December 31, 2000, which was primarily attributable to proceeds from public and private equity offerings.

         As of December 31, 2002, our principal commitments consisted of obligations outstanding under operating leases. As of December 31, 2002, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $10.2 million, of which $2.1 million is payable in 2003.

         The following table summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.


     December 31, (In thousands)                 Total             Less than 1       1-3 Years       4-5 Years       After 5 Years
                                                                      Year
Contractual Obligations:
    Capital Lease
       Obligations..................                    $ 390            $  348            $ 42           $   --            $   --
    Operating Lease
       Obligations..................                   10,245             2,085           3,088            2,501             2,571
                                          -------------------    --------------    ------------    -------------    --------------
    Total Contractual Cash                           $ 10,635           $ 2,433          $3,130           $2,501           $ 2,571
       Obligations..................
                                          ===================    ==============    ============    =============    ==============

Other Commercial Commitments:
    Standby Letter of Credit........                   $  950            $  354           $ 596            $  --            $   --
                                          -------------------    --------------    ------------    -------------    --------------
    Total Commercial                                   $  950            $  354           $ 596            $  --            $   --
       Commitments.................
                                          ===================    ==============    ============    =============    ==============


         We have entered into employment agreements with certain of our key executives which provide for fixed compensation and bonuses based upon our operating results. Our maximum aggregate cash liability under the agreements, if we terminated these employees, is approximately $1.7 million at December 31, 2002.

         As of December 31, 2002, we had net operating loss carryforwards of approximately $178.5 million for Federal income tax purposes that will expire through 2020. The state tax benefit during 2002 of $436,000 is attributable to our sale of certain state net operating loss carryforwards. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to limitations imposed by the Tax Reform Act of 1986, and as a result of a significant change in our ownership in 1999, the utilization of net operating loss carryforwards that arose prior to such ownership change is subject to an annual limitation of $1.4 million. In addition, we acquired additional operating losses through our acquisitions of Wynd and Hotpaper. We believe that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before such change. We have not performed a detailed analysis to determine the amount of the potential limitations.

RECENT ACCOUNTING PRONOUNCEMENTS



         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded in our financial statements are affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite live and goodwill not be amortized, but tested at least annually for impairment. We adopted SFAS No. 142 on January 1, 2002, as a result of such, we recorded an impairment charge of approximately $8.4 million during the third quarter of 2002.

         On August 1, 2001, the FASB issued SFAS No. 144, "Accounting For Impairment of Long-Lived Assets". We were required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 was approximately $5.6 million during 2002 as the result of identified impairments of property and equipment.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures to both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our 2002 consolidated financial statements. The other provisions of SFAS No 148 are not expected to be applicable us as we have not expressed an intent to change our accounting for stock-based compensation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We believe that we have limited exposure to financial market risks, including changes in interest rates. At December 31, 2002, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $100,000 based on cash and cash equivalent balances at December 31, 2002. We currently hold no derivative instruments and do not earn foreign-source income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and the notes thereto which contain supplementary data required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As previously announced, on December 20, 2002, our Board of Directors, acting upon the recommendation of our Audit Committee, decided to no longer engage Ernst & Young LLP ("Ernst & Young") as our independent auditor and engaged WithumSmith + Brown P.C. ("WSB") to serve as our independent auditor for the year 2002.

         Ernst & Young's reports on our consolidated financial statements for each of the years ended December 31, 2001, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the years ended December 31, 2001, 2000 and 1999 and through the date of our announcement of a change in accountants, (the "Announcement Date"), there were no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

         During the years ended December 31, 2001, 2000 and 1999 and through the Announcement Date, we did not consult with WSB with respect to the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

         We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption "Directors and Executive Officers," and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         We will provide information that is responsive to this Item 11 regarding compensation paid to our executive officers in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption "Executive Compensation," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         We will provide information that is responsive to this Item 12 regarding ownership of our securities by some beneficial owners and our directors and executive officers in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption "Security Ownership of Certain Beneficial Owners and Management," and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We will provide information that is responsive to this Item 13 regarding transactions with related parties in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption "Certain Relationships and Related Transactions," and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

ITEM 14. CONTROLS AND PROCEDURES.

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of GoAmerica's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the Company's evaluation, which was completed during the 90 days prior to the date on which this Annual Report was filed with the Commission, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


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

     (3) Exhibits.
                 Reference is made to the Exhibit Index on Page 42.

(b)              Reports on Form 8-K.

                 During the last quarter of the fiscal year ended December 31, 2002, the registrant filed two Reports on Form 8-K with the
                 Commission:

                 On October 9, 2002, the Company filed a Current Report on Form 8-K with regard to the EarthLink strategic alliance (Item 5).

                 On December 24, 2002, the Company filed a Current Report on Form 8-K with regard to the change in the Company's independent auditors from Ernst & Young LLP to WithumSmith + Brown P.C. (Item 4).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of
April, 2003.                                                   --


                                                   GOAMERICA, INC.


                                                   By:    /s/ Daniel R. Luis
                                                        ------------------------
                                                        Daniel R. Luis,
                                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                             DATE
--------------------------------------------   ---------------------------------------   ------------------------

/s/ Aaron Dobrinsky                                Executive Chairman of the Board              April 8, 2003
--------------------------------------------
    Aaron Dobrinsky

/s/ Daniel R. Luis                                 Chief Executive Officer (Principal           April 8, 2003
--------------------------------------------       Executive Officer)
    Daniel R. Luis

/s/ Francis J. Elenio                              Chief Financial Officer, Treasurer           April 8, 2003
--------------------------------------------       and Secretary (Principal Financial
    Francis J. Elenio                              and Accounting Officer)

/s/ Joseph Korb                                    Executive Vice Chairman, Strategy and        April 8, 2003
--------------------------------------------       Strategic Alliances
    Joseph Korb

/s/ Robi Blumenstein                               Director                                     April 8, 2003
--------------------------------------------
    Robi Blumenstein

/s/ Alan Docter                                    Director                                     April 8, 2003
--------------------------------------------
    Alan Docter

/s/ Mark Kristoff                                  Director                                     April 8, 2003
--------------------------------------------
    Mark Kristoff

/s/ King Lee                                       Director                                     April 8, 2003
--------------------------------------------
    King Lee


                           CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Daniel R. Luis, certify that:

1. I have reviewed this annual report on Form 10-K of GoAmerica, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003

/s/ Daniel R. Luis
-----------------------
Daniel R. Luis
Chief Executive Officer

I, Francis J. Elenio, certify that:

1. I have reviewed this annual report on Form 10-K of GoAmerica, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003

/s/ Francis J. Elenio
-----------------------
Francis J. Elenio
Chief Financial Officer
(Principal financial officer)

                                 EXHIBIT INDEX++
                                   ITEM 15(c)


EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
----------                        ----------------------

(2)                 PLAN OF ACQUISITION

2.1 Merger Agreement and Plan of Reorganization, dated as of June 13, 2000, by and among GoAmerica, Inc., GoAmerica Acquisition I Corp., Wynd Communications Corporation and, as to certain sections, the existing shareholders of Wynd Communications Corporation (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2000) (File No. 000-29359)

2.2 Agreement and Plan of Merger, dated as of August 11, 2000, by and among GoAmerica, Inc., GoAmerica Acquisition II Corp.
                    and   Hotpaper.com.  Inc.  (Incorporated  by  reference  to
                    GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2000) (File No. 000-29359)

2.3 Asset Purchase Agreement, dated as of October 31, 2000, by and among GoAmerica, Inc., GoAmerica Communications Corp., Flash Creative Management, Inc. and the shareholders of Flash Creative Management, Inc. listed on Annex I thereto (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2000) (File No. 000-29359)

2.4 Merger Agreement and Plan of Reorganization, dated as of November 13, 2001, by and among GoAmerica, Inc., GoAmerica Acquisition III Corp., OutBack Resource Group, Inc. and certain shareholders thereof (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2000) (File No. 000-29359)


(3)                 ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 8, 2000 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000) (File No. 000-29359)

3.2 By-laws (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]). (File No. 333-94801)

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
----------                        ----------------------


(4)                 INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                    INCLUDING INDENTURES

4.1                 Warrant to Purchase  Common Stock of GoAmerica,  Inc.
                    issued to Research In Motion Limited by GoAmerica, Inc. on August 31, 2000 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001) (File No. 000-29359)

4.2                 Warrant  to  Purchase  Common  Stock of  GoAmerica,  Inc.
                    issued to Dell Ventures, L.P. by GoAmerica, Inc. on November 14, 2000 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001) (File No. 000-29359)

4.3                 Warrant to  Purchase  Common  Stock of  GoAmerica,  Inc.
                    issued to Sony Electronics, Inc. by GoAmerica, Inc. on January 1, 2001 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001) (File No. 000-29359)

4.4                 Form of Warrant to Purchase Common Stock of GoAmerica,  Inc.
                    issued to former shareholders of OutBack Resource Group, Inc. on November 13, 2001 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001) (File No. 000-29359)

(10)                MATERIAL CONTRACTS

10.1 Form of Invention Assignment and Non-Disclosure Agreement by and between GoAmerica and its employees (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.2 Form of Indemnification Agreement by and between GoAmerica and each of its directors and executive officers (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.3= Value Added Reseller Agreement by and between GoAmerica and BellSouth Wireless Data L.P. (now Cingular Interactive, L.P.), dated August 31, 1999 (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
----------                        ----------------------




10.4= Amendment No. 1, dated March 9, 2000, to the Value Added Reseller Agreement by and between GoAmerica and BellSouth Wireless Data L.P. (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001) (File No. 000-29359)

10.5= Amendment No. 2, dated March 21, 2000, to the Value Added Reseller Agreement by and between GoAmerica and BellSouth Wireless Data L.P. (now Cingular Interactive, L.P.), dated August 31, 1999 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001) (File No. 000-29359)

10.6= Reseller Agreement for Messaging Services by and between GoAmerica and ARDIS Company (now Motient Communications Inc.), dated August 25, 1999 (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.7* Amended and Restated Employment Agreement by and between GoAmerica, Inc. and Daniel R. Luis, dated as of May 6, 2002 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2002) (File No. 000-29359)

10.8* Employment Agreement by and between GoAmerica and Aaron Dobrinsky, dated as of May 6, 2002 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2,
                    2002) (File No. 000-29359)

10.9* Employment Agreement by and between GoAmerica and Aaron Dobrinsky, dated as of December 31, 1999 (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.10* Employment Agreement by and between GoAmerica and Joseph Korb, dated as of May 6, 2002 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2002) (File No. 000-29359)

10.11* Employment Agreement by and between GoAmerica and Joseph Korb, dated as of December 31, 1999 (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
----------                        ----------------------

10.12* Employment Agreement by and between GoAmerica and Francis Elenio, dated as of May 6, 2002 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2002) (File No. 000-29359)

10.13* Employment Agreement by and between GoAmerica and Francis Elenio, dated as of December 31, 1999 (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.14* Employment Agreement by and between GoAmerica and Jesse Odom, dated as of May 6, 2002 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2002) (File No. 000-29359)

10.15* Employment Agreement by and between GoAmerica and Jesse Odom, dated as of December 31, 1999 (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.16*              GoAmerica   Communications   Corp.  1999  Stock  Option
                    Plan (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.17* GoAmerica, Inc. 1999 Stock Plan (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.18* GoAmerica, Inc. Employee Stock Purchase Plan (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.19 Lease Agreement, dated August 7, 1996, by and between GoAmerica and Continental Investors, L.P, as amended (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
----------                        ----------------------


10.20 Third Amendment, dated December 1, 1999, to the Lease Agreement by and between GoAmerica and Continental
                    Investors, L.P., dated August 7, 1996 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2,
                    2001) (File No. 000-29359)

10.21 Fifth Amendment, dated August 22, 2000, to the August 7, 1996 Lease Agreement by and between GoAmerica and Continental Investors, L.P., and entered into by and between GoAmerica and Stellar Continental LLC, the successor landlord (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001) (File No. 000-29359)

10.22 Facilities Maintenance Agreement by and between GoAmerica and Data General, a division of EMC Corporation, dated December 13, 1999 (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.23 Amendment, dated March 14, 2001, to the Facilities Maintenance Agreement by and between GoAmerica and Data General, a division of EMC Corporation, December 13, 1999 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001) (File No. 000-29359)

10.23 Registration Rights Agreement, dated October 15, 1996, by and between GoAmerica Communications Corp. and the Investors set forth therein (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.24 Strategic Alliance Marketing Agreement by and between GoAmerica, Inc. and Research in Motion Limited, dated July 1, 2000 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001) (File No. 000-29359)

10.25= Acquisition Agreement, dated as of September 25, 2002, between EarthLink, Inc., GoAmerica, Inc. and GoAmerica Communications Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2002) (File No. 000-29359)

10.26= Sales Agent Agreement, dated as of September 25, 2002, between EarthLink, Inc., GoAmerica, Inc. and GoAmerica Communications Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2002) (File No. 000-29359)

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
----------                        ----------------------

10.27= Technology Development Agreement, dated as of September 25, 2002, between EarthLink, Inc., GoAmerica, Inc. and GoAmerica Communications Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2002) (File No. 000-29359)

10.28= License Agreement, dated as of September 25, 2002, between EarthLink, Inc., GoAmerica, Inc. and GoAmerica Communications Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2002) (File No. 000-29359)

10.29 Employment Agreement by and between GoAmerica and David Blumenthal, dated as of November 1, 2000 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2,
                    2001) (File No. 000-29359)

10.30 Employment Agreement by and between GoAmerica and Yair Alan Griver, dated as of November 1, 2000 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2,
                    2001) (File No. 000-29359)

10.31=              Service Provider  Agreement by and between  GoAmerica,  Inc.
                    and Research In Motion Limited, effective May 1, 2000 (Incorporated by reference to GoAmerica's Quarterly Report on Form-10-Q filed with the Securities and Exchange Commission on May 11, 2001) (File No. 000-29359)

10.32= Amendment to the Service Provider Agreement, effective May 1, 2000, by and between GoAmerica, Inc. and Research In Motion Limited, dated August 31, 2000 (Incorporated by reference to GoAmerica's Quarterly Report on Form-10-Q filed with the Securities and Exchange Commission on May 11, 2001) (File No. 000-29359)

10.33= Termination Agreement and Mutual Releases, dated October 9, 2001, by and between GoAmerica, Telecordia Technologies,
                    Inc., Geoworks Corporation and others (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14,
                    2001) (File No. 000-29359)

(21)                SUBSIDIARIES OF GOAMERICA, INC.

21.1                List of subsidiaries of GoAmerica, Inc. (filed herewith)

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
----------                        ----------------------

(23)                CONSENTS OF EXPERTS AND COUNSEL

23.1                Consent of WithumSmith+Brown P.C. (filed herewith)
23.2                Consent of Ernst & Young LLP. (filed herewith)

(99)                ADDITIONAL EXHIBITS

99.1                Risk Factors (filed herewith)
99.2                Certification pursuant to 18 U.S.C. Section 1350
                    (filed herewith)
99.3                Certification pursuant to 18 U.S.C. Section 1350
                    (filed herewith)


     = Confidential treatment has been requested and granted (subject to applicable renewals) for a portion of this Exhibit. Confidential materials have been omitted and filed separately with the Securities and Exchange Commission.

     * Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c).

     ++ Certain schedules and exhibits to the documents listed in this index are not being filed herewith or have not been previously filed because we believe that the information contained therein is not material. Upon request therefore, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.


                                 GOAMERICA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                         PAGE
                                                                                                         ----

Reports of Independent Auditors...................................................................        F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001......................................        F-4

Consolidated Statements of Operations for the years ended December 31, 2002,
     2001 and 2000................................................................................        F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2002,
     2001 and 2000................................................................................        F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000........        F-7

Notes to Consolidated Financial Statements........................................................        F-8

Financial Statement Schedule:

     Valuation and Qualifying Accounts and Reserves for the years ended
     December 31, 2002, 2001 and 2000.............................................................        F-34

     All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
GoAmerica, Inc.


         We have audited the accompanying consolidated balance sheet of GoAmerica, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2002. Our audit also included the financial statement schedule for the year ended December 31, 2002 as listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoAmerica, Inc. as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has consumed significant amounts of cash in its operations, and lacks the prospects to obtain additional cash infusions from either debt or equity sources to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The 2002 financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

         As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002.

                                                 /s/ WithumSmith + Brown P.C.


New Brunswick, New Jersey
March 18, 2003

                         Report of Independent Auditors


The Board of Directors and Stockholders
GoAmerica, Inc.


We have audited the accompanying consolidated balance sheet of GoAmerica, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. Our audits also included the financial statement schedule for the years ended December 31, 2001 and 2000 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoAmerica, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2001 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                         /s/ Ernst & Young LLP


MetroPark, New Jersey
March 26, 2002


                                 GOAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                                          DECEMBER 31,
                                                                                            --------------------------------------
                                                                                                 2002                   2001
                                                                                            ----------------      ----------------
                ASSETS
                  Current assets:

                     Cash and cash equivalents.........................................        $      4,982          $     34,977
                     Accounts receivable, less allowance for doubtful accounts of $3,418
                        in 2002 and $2,675 in 2001.....................................               5,780                 8,672
                     Merchandise inventories, net......................................               1,046                 7,967
                     Prepaid expenses and other current assets.........................                 520                 2,373
                                                                                            ----------------      ----------------
                  Total current assets.................................................              12,328                53,989

                  Restricted cash......................................................                 950                 1,396
                  Property, equipment and leasehold improvements, net..................               4,685                14,158
                  Trade names, net of accumulated amortization of $3,651 in 2002
                      and $3,282 in 2001...............................................                 921                 1,290
                  Other intangible assets, net of accumulated amortization of $5,729
                      in 2002 and $4,615 in 2001, respectively.........................                 546                 1,660

                  Goodwill, net .......................................................               6,193                14,593
                  Other assets.........................................................               1,142                   699
                                                                                            ----------------      ----------------
                  Total assets.........................................................        $     26,765          $     87,785
                                                                                            ================      ================
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  Current liabilities:
                     Accounts payable..................................................        $      4,694          $      9,676
                     Accrued expenses..................................................               5,917                 7,565
                     Deferred revenue..................................................               2,406                 2,805
                     Other current liabilities.........................................                 348                   651
                                                                                            ----------------      ----------------
                  Total current liabilities............................................              13,365                20,697

                  Other long term liabilities..........................................                 383                   675

                  Commitments and contingencies

                  Stockholders' equity:
                     Preferred stock, $.01 par value; authorized: 4,351,943 in 2002
                        and 2001; issued and outstanding: none in 2002 and 2001........                  --                    --
                     Common stock, $.01 par value; authorized: 200,000,000 in 2002 and 2001; issued and outstanding: 54,026,057 in 2002 and
                        53,709,803 in 2001, respectively...............................                 540                   537
                     Additional paid-in capital........................................             269,015               269,053
                     Deferred employee compensation....................................                (314)               (2,842)
                     Accumulated deficit...............................................            (256,224)             (200,335)
                                                                                            ----------------      ----------------
                  Total stockholders' equity ..........................................              13,017                66,413
                                                                                            ----------------      ----------------

                   Total liabilities and stockholders' equity..........................        $     26,765          $     87,785
                                                                                            ================      ================
                             SEE ACCOMPANYING NOTES.


                                 GOAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------------
                                                                        2002              2001             2000
                                                                ----------------- ---------------- ----------------

REVENUES:
     Subscriber............................................     $        29,017   $        28,308   $         8,535
     Equipment.............................................               6,560            10,088             5,097
     Other.................................................                 335               618               242
                                                                ----------------- ---------------- ----------------
                                                                         35,912            39,014            13,874

COSTS AND EXPENSES:
     Cost of subscriber revenue............................              20,434            22,578             7,194
     Cost of equipment revenue.............................               8,537            20,665             6,090
     Cost of network operations............................               3,074             3,264               623
     Sales and marketing...................................               8,038            24,700            35,807
     General and administrative............................              29,082            40,685            26,853
     Research and development..............................               3,456             4,174               762
     Depreciation and amortization of fixed assets.........               4,342             2,987               994
     Amortization of goodwill and other  intangibles.......               1,483            18,398             7,247
     Impairment of goodwill................................               8,400            12,991                --
     Impairment of other intangible assets.................                  --            12,423                --
     Impairment of other long-lived assets.................               5,582                97                --
                                                                ----------------- ---------------- ----------------
                                                                         92,428           162,962            85,570
                                                                ----------------- ---------------- ----------------
Loss from operations.......................................             (56,516)         (123,948)          (71,696)
     Interest income, net..................................                 191             3,099             6,944
                                                                ----------------- ---------------- ----------------
Net loss before benefit from income taxes..................             (56,325)         (120,849)          (64,752)
     Income tax benefit....................................                 436               578                --
                                                                ----------------- ---------------- ----------------
Net loss...................................................             (55,889)         (120,271)          (64,752)

Beneficial conversion feature and accretion of redemption
     value of mandatorily redeemable convertible preferred
     stock.................................................                  --                --           (30,547)
                                                                ----------------- ---------------- ----------------
Net loss applicable to common stockholders.................     $       (55,889)  $      (120,271)  $       (95,299)
                                                                ================= ================ =================
Basic net loss per share applicable to common stockholders.     $         (1.04)  $         (2.27)  $        (2.19)
                                                                ================= ================ =================
Diluted net loss per share applicable to common stockholders    $         (1.04)  $         (2.25)  $        (2.18)
                                                                ================= ================ =================

Weighted average shares used in computation of basic net loss
     per share applicable to common stockholders...........          53,845,787        53,027,209        43,426,493
Weighted average shares used in computation of diluted net
     loss per share applicable to common stockholders......          53,869,236        53,353,958        43,677,912



                             SEE ACCOMPANYING NOTES.

                                 GOAMERICA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                COMMON STOCK                                                       TOTAL
                                          ------------------------   ADDITIONAL      DEFERRED                   STOCKHOLDERS'
                                            NUMBER                    PAID-IN       EMPLOYEE       ACCUMULATED     EQUITY
                                           OF SHARES     AMOUNT       CAPITAL      COMPENSATION      DEFICIT      (DEFICIT)
                                          ------------ ----------- ------------- --------------- -------------- --------------
BALANCE AT JANUARY 1, 2000...........     23,687,184    $    237      $  5,484      $  7,067)     $ (15,312)     $ (16,658)

    Sale of common stock.............     10,000,000         100       146,119            --             --        146,219

    Issuance of common stock pursuant
       to:
       exercise of employee stock
       options and warrants .........        318,252           3         3,261        (3,088)            --            176
       exercise of warrants..........        219,865           3             2            --             --              5
       compensation for financing....        243,266           2         3,647            --             --          3,649
       purchase of businesses........      5,437,388          54        53,281            --             --         53,335
    Beneficial conversion feature and
       accretion of redemption value of
       redeemable convertible preferred
       stock.........................             --          --       (30,547)           --             --        (30,547)
    Issuance of common stock upon
       conversion of preferred stock.     13,222,760         132        72,158            --             --         72,290
    Conversion of options of acquired
       businesses....................             --          --         4,657          (520)            --          4,137
    Deferred employee compensation...             --          --         8,456        (8,456)            --             --
    Amortization of deferred employee
       compensation..................             --          --            --        11,345             --         11,345
    Issuance of warrant in exchange for
       marketing services............             --          --         2,331            --             --          2,331
    Net loss.........................             --          --            --            --        (64,752)       (64,752)
                                          ------------ ----------- ------------- --------------- -------------- --------------
BALANCE AT DECEMBER 31, 2000.........     53,128,715         531       268,849        (7,786)       (80,064)       181,530

    Issuance of common stock pursuant
       to:
       exercise of employee stock
       options ......................        369,642           4           267            --             --            271
       exercise of warrants..........        130,450           1            (1)           --             --             --
       purchase of businesses........        134,996           1           147            --             --            148
    Purchase of treasury stock.......        (54,000)         --           (49)           --             --            (49)
    Adjustment to deferred employee
       compensation for terminations.             --          --          (973)          973             --             --
    Amortization of deferred employee
       compensation..................             --          --            --         3,971             --          3,971
    Issuance of warrant in exchange for
       marketing services............             --          --           813            --             --            813
    Net loss.........................             --          --            --            --       (120,271)      (120,271)
                                          ------------ ----------- ------------- --------------- -------------- --------------

BALANCE AT DECEMBER 31, 2001.........     53,709,803         537       269,053        (2,842)      (200,335)        66,413

    Issuance of common stock pursuant
       to:
        exercise of employee stock
        options .....................        231,018           2           112            --             --            114
       employee stock purchase plan..         85,236           1            63            --             --             64
    Adjustment to deferred employee
       compensation for terminations.             --          --          (213)          213             --             --
    Amortization of deferred employee
       compensation..................             --          --            --         2,315             --          2,315
    Net loss.........................             --          --            --            --        (55,889)       (55,889)
                                          ------------ ----------- ------------- --------------- -------------- --------------
BALANCE AT DECEMBER 31, 2002.........     54,026,057     $   540     $ 269,015      $   (314)     $(256,224)     $  13,017
                                          ============ =========== ============= =============== ============== ==============

                             SEE ACCOMPANYING NOTES.


                                 GOAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------------------
                                                                          2002                2001                 2000
                                                                    ------------------  ------------------ -----------------
OPERATING ACTIVITIES
Net loss........................................................       $   (55,889)         $  (120,271)     $     (64,752)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization...............................             5,825               21,385              8,241
    Impairment of goodwill......................................             8,400               12,991                 --
    Impairment of other intangible assets.......................                --               12,423                 --
    Impairment of other long-lived assets.......................             5,582                   97                 --
    Increase in provision for losses on accounts receivable.....             3,221                4,197                728
    Non-cash employee compensation..............................             2,315                3,971             11,345
    Non-cash marketing expense..................................                --                2,086              1,058
    Other non-cash charges......................................                --                  254                256
    Changes in operating assets and liabilities:
       Increase in accounts receivable..........................              (329)              (7,852)            (4,703)
       Decrease (increase) in inventory.........................             6,921                6,054            (13,345)
       Decrease (increase) in prepaid expenses and other assets.             1,853                1,384             (6,298)
       (Decrease) increase in accounts payable..................            (4,982)                (259)             4,844
       (Decrease) increase in accrued expenses and other current
          liabilities...........................................            (1,532)              (5,582)            11,202
       (Decrease) increase in deferred revenue..................              (399)                 623              2,118
                                                                    ------------------  ------------------ -----------------
Net cash used in operating activities...........................           (29,014)             (68,499)           (49,306)

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements......              (451)              (9,159)            (5,499)
Purchase of patents.............................................                --               (1,000)                --
Acquisition of businesses, net of cash acquired.................                --                 (127)            (7,659)
Change in other assets and restricted cash......................                 3                   --               (300)
                                                                    ------------------  ------------------ -----------------
Net cash used in investing activities...........................              (448)             (10,286)           (13,458)

FINANCING ACTIVITIES
Issuance of common stock, net of related expenses...............               178                  271            146,400
Issuance of preferred stock, net of related expenses............                --                   --             24,637
Purchase of treasury stock......................................                --                  (49)                --
Payments made on capital lease obligations......................              (711)                (871)              (206)
                                                                    ------------------  ------------------ -----------------
Net cash (used in) provided by financing activities.............              (533)                (649)           170,831
                                                                    ------------------  ------------------ -----------------
(Decrease) increase in cash and cash equivalents................           (29,995)             (79,434)           108,067
Cash and cash equivalents at beginning of period................            34,977              114,411              6,344
                                                                    ------------------  ------------------ -----------------
Cash and cash equivalents at end of period......................       $     4,982          $    34,977      $     114,411
                                                                    ==================  ================== =================
                             SEE ACCOMPANYING NOTES.


                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         GoAmerica, Inc. (the "Company") develops and distributes wireless data technology, applications and software that addresses the productivity and communications needs of enterprise customers and consumers. The Company has formed strategic relationships with wireless carriers, software providers, and hardware manufacturers who provide the mobile computer user wireless communications, services and devices that complement the Company's product and services. The Company also distributes wireless communication devices, principally to customers of its wireless services, and earns commissions from the procurement of subscribers on behalf of various wireless network providers and EarthLink, Inc. ("EarthLink").

         The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

         The Company is highly dependent on EarthLink for billing and collections, customer support and technical support. Additionally, the Company is highly dependent on EarthLink and other third parties for wireless communication devices and wireless network connectivity.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception and, as of December 31, 2002, has an accumulated deficit of $256,224. During 2002, the Company incurred a net loss of $55,889 and used $29,037 of cash to fund operating activities. As of December 31, 2002 the Company had $4,982 in cash and cash equivalents ($2,803 at March 31, 2003, unaudited), exclusive of $950 in restricted cash supporting certain letters of credit. In execution of the 2002 operating plan, the Company took steps to reduce its annual payroll by more than 25% and took further actions to reduce sales and marketing expenses which included entering into a strategic alliance with Earthlink (See Note 3). Upon complete implementation of the Earthlink agreements, which is anticipated to be on or near April 30, 2003, the Company anticipates further reducing its payroll, administrative, sales and marketing expenses. In the event management is unable to achieve its plans or complete its implementation of the EarthLink agreements, additional further cost reductions may be required. Therefore, there exists substantial doubt about the Company's ability to continue as a going concern as of December 31, 2002. Management's 2003 operating plan includes further reductions in employee related expenses as well as additional reductions in sales and marketing expenditures from levels incurred during 2002. Additionally, management is actively working to renegotiate the Company's long term lease obligations. In the event management is unable to achieve its plans, additional further reductions may be required in employee related expenses as well as sales and marketing expenditures. There can be no assurance that the Company will achieve its 2003 operating plan or successfully renegotiate the Company's long term lease obligations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of certain expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: collectibility of accounts receivable, amortization periods and recoverability of long-lived assets.

Receivables and Credit Policies

         Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Interest is not billed or accrued. Accounts receivable in excess of 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

         The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company reviews its valuation allowance on a quarterly basis.

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

Goodwill and Intangible Assets

         Goodwill and intangible assets result from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002, goodwill and intangible assets with indefinite lives are no longer being amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to five years.

Recoverability of Intangible and Other Long Lived Assets

         In accordance with SFAS No.142, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or in certain circumstances. The Company measures impairment losses by comparing carrying value to fair value. Fair value is determined using discounted cash flow methodology.

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.
         Prior to January 1, 2002, the Company accounted for its long-lived assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, the Company reviewed the recoverability of long-lived assets using an undiscounted cash flow methodology, whenever events or changes in circumstances indicated that carrying amounts may not be recoverable. The Company measured impairment losses using a discounted cash flow methodology.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Revenue and Deferred Revenue

         The Company derives subscriber revenue from the provision of wireless communication services. Subscriber revenue consists of monthly charges for access and usage and is recognized as the service is provided. Roaming fees billed to customers are recognized upon collection. Also included in subscriber revenue are one-time non-refundable activation fees. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts generally six or twelve months. Equipment revenue is recognized upon shipment and transfer of title to the end user. The Company provides mobile devices to its customers at prices below its costs as incentives for customers to enter into service agreements. Such incentives are recorded as a deferred asset and are amortized against subscriber gross margins over the life of the customer contract. Sales into retail channels, where a right of return exists, are deferred and recognized at the time such equipment is sold to the end consumer. Consulting revenue, included in other revenue, is recognized as the related services are provided. Software revenue through December 31, 2002 was insignificant.

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

Advertising Costs

         Advertising costs are expensed as incurred. During 2002, 2001 and 2000, advertising expense was approximately $1,019, $4,900 and $19,500, respectively.

Research and Development Costs

         Research and development costs are expensed as incurred.

Stock-Based Employee Compensation

         The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS 123, "Accounting for Stock-Based

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Compensation", and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services", using a fair value approach

         SFAS No. 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below.


                                                                            Year ended December 31,
                                                            ---------------------------------------------------------
                                                                   2002                  2001                  2000
                                                            -------------------    ------------------    --------------
Net loss applicable to common stockholders, as reported...   $  (55,889)            $     (120,271)        $  (95,299)
Deduct: Stock-based employee compensation expense
included in reported net loss.............................        2,315                      3,971             11,345

Add: Total stock-based employee compensation expense
determined under fair value based method for all awards...       (6,966)                    (9,546)           (15,326)
                                                            -------------------    ------------------    --------------
Pro forma net loss applicable to common stockholders......   $  (60,540)            $     (125,846)        $  (99,280)
                                                            ===================    ==================    ==============
Loss per share - basic, as reported.......................   $    (1.04)            $        (2.27)        $    (2.19)
Loss per share - diluted, as reported.....................   $    (1.04)            $        (2.25)        $    (2.18)
Pro forma loss per share - basic..........................   $    (1.12)            $        (2.37)        $    (2.29)
Pro forma loss per share - diluted........................   $    (1.12)            $        (2.36)        $    (2.27)


         The pro forma results above are not intended to be indicative of or a projection of future results. Refer to Note 12 for assumptions used in computing the fair value amounts above.

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

         Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares utilized in arriving at basic loss per share reflects an adjustment for 23,449, 326,749 and 245,356 common shares for the years ended December 31, 2002, 2001 and 2000, respectively, for shares held in escrow as a result of the 2001 and 2000 acquisitions. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The weighted average number of shares utilized in arriving at diluted loss per share presented reflects adjustments for 6,063 common shares in the year ended December 31, 2000, issuable pursuant to warrants which were previously issued for nominal consideration. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants as issued for nominal consideration) have been excluded from the calculation of diluted loss per share.

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

Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded in the Company's financial statements are affected by the provisions of SFAS No.
142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized, but tested at least annually for impairment. The Company adopted SFAS No. 142 on January 1, 2002. During 2002, the Company recorded an impairment charge of approximately $8,400, which was measured in accordance with SFAS 142 (see note 5).

         On August 1, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting For Impairment of Long Lived Assets". The Company was required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. During 2002, the Company recorded impairment charges of approximately $5,600, which were measured in accordance with SFAS No. 144 (see note 6).

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

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures to both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the Company's 2002 consolidated financial statements. The other provisions of SFAS No 148 are not expected to be applicable to the Company as the Company has not expressed an intent to change its accounting for stock-based compensation.

3.       STRATEGIC ALLIANCE WITH EARTHLINK, INC.

         On September 25, 2002, the Company formed a comprehensive strategic alliance with EarthLink by entering into a series of agreements pursuant to which, among other things (i) EarthLink purchased all of the Company's CDPD subscribers as well as certain of the Company's Cingular and Motient network subscribers (collectively, the "transferred subscribers"); (ii) EarthLink purchased the Company's rights under a credit for $1,400 of inventory from a hardware manufacturer, receiving the Company's equipment pricing at a discount;
(iii) the Company and EarthLink will market each other's wireless services in exchange for commissions and/or recurring revenue shares; (iv) EarthLink will provide billing, customer support and network services to most subscribers of the Company's technology; and (v) the Company and EarthLink will collaborate on developing new applications and extensions of existing technology, including EarthLink-branded wireless data services, as well as new technologies.

         As a result of this strategic alliance, the Company received approximately $1,900 during the fourth quarter of 2002 of which $953 is included in deferred revenue. The recorded 2002 amount of approximately $950 represents $100 of other revenue and payment of approximately $850 for vendor credits transferred. Subscriber revenue associated with the transferred subscribers was $17, 900 and $17,400 with the related costs of subscriber airtime of $14,900 and $18,600 for the years ended December 31, 2002 and 2001, respectively.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.       ACQUISITIONS

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

         2000 Acquisitions:

         The  Company  acquired  three  companies  during  2000.  Payment of the aggregate  purchase  price  for  these  acquisitions  of  approximately  $65,700 consisted of (i) 5,437,388 shares of the Company's common stock at a weighted-average value of $9.81 per share (based on the average closing prices of the common stock on the date of announcement of each acquisition); (ii) $7,659 in cash (net of cash acquired of $484) including merger related costs and $2,000 held in escrow; and (iii) the conversion of options to purchase 559,373 shares of common stock the vested portion of which were valued at approximately $4,100 as of the date of acquisition. These acquisitions were accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of fair market values at the dates of acquisition. The results of operations of the acquired businesses are included in the consolidated results of operations of the Company from their respective dates of acquisition. The excess of the purchase price over the fair value of the acquired net assets aggregating approximately $44,800 has been recorded as goodwill and has historically been amortized on a straight-line basis over useful lives ranging from three to four years during 2000 and 2001. The 2000 acquisitions are further described below.

         On June 28, 2000, the Company acquired Wynd Communications Corporation ("Wynd"), a provider of wireless telecommunications services for the hearing impaired. The total purchase price of approximately $44,000 included the issuance of 3,964,975 shares of common stock valued at approximately $39,500 ($9.96 per share) and the payment of approximately $469 in merger related costs. Under the terms of the merger agreement, 396,498 shares of the common stock issued were held in escrow for a period of one year from the acquisition date. In addition, outstanding options to acquire Wynd shares were converted into options to purchase, at a weighted average exercise price of $1.61 per share, 477,722 shares of the Company's common stock. Options vested at the date of acquisition with an estimated fair market value of approximately $4,000 were included in the determination of the total purchase price. Based upon an independent valuation report, the Company has recorded identified intangible assets including trade names, developed technology, assembled work force and

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

customer lists aggregating approximately $19,500. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $25,800 which has been recorded as goodwill and has historically been amortized on a straight-line basis over 4 years during 2000 and 2001.

         On August 31, 2000, the Company acquired Hotpaper.com, Inc. ("Hotpaper"), a provider of Web-based document automation software, infrastructure and content. The total purchase price of approximately $10,100 included the issuance of 1,006,111 shares of common stock, valued at approximately $8,800 ($8.75 per share), cash consideration of $750 and approximately $356 in merger related costs. Under the terms of the merger agreement, 100,612 shares of the common stock issued were held in escrow for a period of one year from the acquisition date. In addition, outstanding options to acquire Hotpaper shares were converted into options to purchase, at a weighted average exercise price of $0.59 per share, 81,651 shares of the Company's common stock. Options vested at the date of acquisition with an estimated fair market value of approximately $147 were included in the determination of the total purchase price. Based upon an independent valuation report, the Company recorded identified intangible assets including developed technology and assembled work force aggregating approximately $3,000. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $7,000 which has been recorded as goodwill and has historically been amortized on a straight-line basis over 3 years during 2000 and 2001.

         On November 7, 2000, the Company acquired certain assets and assumed certain liabilities of Flash Creative Management, Inc. ("Flash"), a provider of consulting services to business customers in the areas of business improvement, strategy and redesign and in software development and integration. The total purchase price of approximately $11,600 included the issuance of 466,302 shares of common stock valued at $5,000 ($10.81 per share), cash consideration of $6,000 and approximately $568 in merger related costs. Under the terms of the purchase agreement, payment of $2,000 of the cash consideration was deferred for a period of one year from the acquisition date and 69,945 shares of the common stock issued were held in escrow for a period of one year from the acquisition date. The cost of the acquisition exceeded the fair market value of the acquired net assets by approximately $11,100 which has been recorded as goodwill and has historically been amortized on a straight-line basis over 3 years during 2000 and 2001.

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

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           Year ended
                                                          December 31,
                                                             2000
                                                   -----------------------

Net revenues......................................  $            18,637
Net loss applicable to common stockholders........             (111,463)
Net loss per share-basic..........................                (2.39)
Net loss per share-diluted........................                (2.39)


5.       GOODWILL AND OTHER INTANGIBLE ASSETS

         Impairment Charge Recorded Under SFAS No. 142

         The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets as of January 1, 2002. During the first half of 2002, the Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and no adjustment to the carrying value of goodwill was required at that time. During the third quarter of 2002, the Company identified indicators of impairment, including recent changes in the Company's 2002 and 2003 operating and cash flow forecasts, and changes in its strategic plans for certain of its acquired businesses, which required that the Company evaluate the appropriateness of the carrying value of its long-lived assets, principally goodwill recorded upon the acquisitions of Wynd and Hotpaper. A write-down of goodwill totaling $8,400 was recorded during the third quarter of 2002, reflecting the amount by which the carrying amount of the respective reporting units exceeded their respective fair values as determined utilizing estimates of future discounted cash flows. The Company's annual impairment test indicated that no further impairment had occurred in the fourth quarter of 2002.

         Impairment Charge Prior to Adoption of SFAS No. 142

         During the year ended December 31, 2001, the Company identified indicators of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets recorded upon the acquisitions of Wynd, Hotpaper and Flash. Such indicators included the continued deterioration in the business climate for wireless Internet service providers, significant declines in the market values of the Company's competitors in the wireless Internet services industry, recent changes in the Company's 2002 operating and cash flow forecasts, and changes in the Company's strategic plans for certain of its acquired businesses. With the assistance of independent valuation experts, the Company determined the fair value of the impaired long-lived assets for the respective acquired entities. Fair value was determined primarily using the discounted cash flow method. Write-downs of goodwill and other intangible assets totaling $12,991 and $12,423, respectively, reflect the amount by which the carrying amount of the assets exceeded their respective fair values.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         The following tables reflect pro forma results of operations of the Company, giving effect to the provisions of SFAS No. 142 for the years ended December 31, 2001 and 2000:

                                                                     Years Ended December 31,
                                                             2002               2001                2000
                                                     ---------------------------------------------------------

 Net loss applicable to common
   stockholders, as reported                         $           (55,889)  $     (120,271)   $        (95,299)
 Add back: amortization, net of tax of $-0-                          --            12,794               4,691
                                                     ---------------------------------------------------------
 Pro forma net loss applicable to common
    stockholders                                     $           (55,889)  $     (107,477)   $        (90,608)
                                                     =========================================================

 Basic net loss per share applicable to
   common stockholders, as reported                  $             (1.04)  $        (2.27)   $          (2.19)
 Add back:  amortization, net of tax of $-0-                         --               .24                 .10
                                                     ---------------------------------------------------------
 Pro forma                                           $             (1.04)  $        (2.03)   $          (2.09)
                                                     =========================================================

 Diluted net loss per share applicable to
   common stockholders:
 As reported                                         $             (1.04)  $        (2.25)   $          (2.18)
 Add back:  amortization, net of tax of $-0-                          --              .24                 .11
                                                     ---------------------------------------------------------
 Pro forma                                           $             (1.04)  $        (2.01)   $          (2.07)
                                                     =========================================================


          The following table summarizes the activity in Goodwill for the periods indicated:

                                                   Years Ended December 31,
                                                  2002               2001
                                               ------------------------------

 Beginning balance, net                         $14,593            $ 40,117
 Goodwill acquired during the period                 --                 261
 Impairment charge                               (8,400)            (12,991)
 Amortization                                        --             (12,794)
                                               ------------------------------
 Ending balance, net                            $ 6,193            $ 14,593
                                               ==============================

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The  following   table   summarizes   Other   Intangibles   subject  to
amortization at the dates indicated:

                                    December 31, 2002                                     December 31, 2001
                          Gross                                               Gross
                        Carrying          Accumulated                       Carrying          Accumulated
                          Amount          Amortization         Net            Amount          Amortization           Net
                   ------------------------------------------------------------------------------------------------------------

 Trade Names            4,572              (3,651)             921          4,572              (3,282)             1,290
 Technology             3,017              (2,741)             276          3,017              (2,557)               460
 Customer Lists         2,258              (1,988)             270          2,258              (1,808)               450
 Patents                1,000              (1,000)             --           1,000                (250)               750
                   ------------------------------------------------------------------------------------------------------------
                    $  10,847           $  (9,380)        $  1,467        $10,847            $ (7,897)         $   2,950
                   ============================================================================================================



         Aggregate future amortization expense for the above intangible assets is estimated to be:

Years Ending December 31,             2003:        $  733
                                      2004:           551
                                      2005:           184

         No write-downs of goodwill or other acquired intangible assets were recorded during 2000.

6.       IMPAIRMENT OF OTHER LONG-LIVED ASSETS

         During the year ended December 31, 2002 and 2001, the Company identified indicators of possible impairment of its other long-lived assets. Such indicators included the continued deterioration in the business climate for wireless Internet service providers, significant declines in the market values of the Company's competitors in the wireless Internet services industry, recent changes in the Company's 2002 operating and cash flow forecasts, and changes in our strategic plans. Based on these factors, the Company initiated significant reductions in its workforce resulting in impairment to its property and equipment, principally software and furniture and fixtures. The impairment charge was calculated assuming no salvage value to be obtained from the assets. As a result, the Company recorded impairment charges of $5,582 and $97 during the years ended December 31, 2002 and 2001, respectively, for assets no longer in use.

7.       SUPPLEMENTAL BALANCE SHEET INFORMATION

         Merchandise inventories:

         During 2001, the Company recorded a write-down of approximately $3,500 in order to reflect inventory at the lower of cost or market. The write-down

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

primarily relates to wireless modems supporting laptop and older PALM OS based models for which sales were lower than expected and a charge for a lower of cost to market adjustment related to other equipment which remained unsold. Additionally, during 2002 and 2001 the Company recorded reserves for excess inventory quantities of approximately $5,889 and $4,600, respectively. As of December 31, 2002, the Company had applied all reserves for excess inventory quantities to the related merchandise inventory.

         Property, equipment and leasehold improvements:

         Property,   equipment  and  leasehold   improvements  consists  of  the
following:

                                                                        December 31,
                                                      -----------------------------------------------
                                                              2002                        2001
                                                      ----------------------      -------------------

Furniture, fixtures and equipment....................   $        1,483                $        2,882
Computer equipment and software......................            8,679                        15,255
Leasehold improvements...............................              372                           421
                                                      ----------------------      -------------------
                                                                10,534                        18,558
Less accumulated depreciation and amortization.......           (5,849)                       (4,400)
                                                      ----------------------      -------------------
                                                        $        4,685                $       14,158
                                                      ======================      ===================

         At December 31, 2002 and 2001, the Company leased equipment,  furniture and  fixtures  with a cost  basis of  $2,169  which  is  included  in  property,
equipment  and  leasehold  improvements.   Accumulated  amortization  on  leased
equipment was $893 and $488 at December 31, 2002 and 2001, respectively.

         Accrued expenses:

         Accrued expenses consisted of the following:

                                                                       December 31,
                                                      -----------------------------------------------
                                                               2002                    2001
                                                      ----------------------      -------------------
Carrier services.....................................     $       3,234           $       1,313
Professional fees....................................             1,501                   1,680
Employee compensation................................               486                   1,558
Maintenance agreements...............................               250                      --
Inventory purchases..................................               150                      31
Dealer commissions...................................                57                     221
Marketing expenses...................................                30                     592
Equipment and leasehold improvement purchases........                --                   1,775
Other................................................               209                     395
                                                      ----------------------      -------------------
                                                          $       5,917           $       7,565
                                                      ======================      ===================


                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



8.       COMMITMENTS AND CONTINGENCIES

         On February 15, 2002, Eagle Truck Lines Inc. (a/k/a Air Eagle, Inc.) filed suit against GoAmerica, Inc. seeking payment of $590, plus other damages, expenses, interest and costs of suit. Air Eagle alleges that GoAmerica, as successor in interest to Flash Creative Management, Inc. ("Flash"), failed to perform its obligations under a consulting contract dated July 2, 1999 (the "Contract"), by and between Flash and Air Eagle. Air Eagle alleges that GoAmerica assumed the rights and liabilities under this Contract as a result of its purchase of substantially all of the assets of Flash in November 2000. On June 3, 2002, GoAmerica filed an amended answer and counterclaim, denying the allegations of the complaint and seeking payment from Air Eagle of an amount not less than $590, plus expenses, interest and costs of suit based on Air Eagle's failure to pay for services rendered by Flash and GoAmerica under the Contract. The Company intends to defend this action and pursue its counterclaim vigorously.

         In a separate but related matter, on July 31, 2002, GoAmerica filed suit against Flash and certain former officers and shareholders of Flash (the "Flash Defendants") in the United States District Court for the District of New Jersey for violations of federal and state securities law and common law fraud in connection with the sale of the assets of Flash to GoAmerica. In October
2002, each of the Flash Defendants filed answers to GoAmerica's complaint denying all of the Company's charges, with one of the Flash Defendants adding counterclaims against the Company and certain named officers alleging, among other things, fraudulent misrepresentation, violations of state securities law and unjust enrichment in excess of $1,000. The other Flash Defendants have been granted leave to amend their answer to include substantially similar counterclaims against the Company and Company officer defendants. The Company has filed a motion to dismiss the Flash Defendants' counterclaims, and the Flash defendants have filed cross-motions for judgment on the pleadings and for summary judgment seeking dismissal of the Company's claims against them. The Company intends to vigorously pursue its claims against Flash and the other named defendants in this action, and to defend the counterclaims asserted.

         The Company leases office facilities under operating leases which expire at various dates through 2010. The Company has the option to renew certain leases for an additional five year period.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The Company is obligated under capital leases for computer and office equipment that expire at various dates through December 2004 with interest ranging from 9.85% to 15.0%. Future minimum capital lease payments and future minimum lease payments relating to office space under noncancelable operating leases as of December 31, 2002 are as follows:

                                                                                Capital
Year ending December 31,                                                        Leases               Operating Leases
                                                                          --------------------    -----------------------

2003................................................................                $382                    $2,085
2004................................................................                  44                     1,636
2005................................................................                  --                     1,452
2006................................................................                  --                     1,402
2007................................................................                  --                     1,099
Thereafter..........................................................                  --                     2,571
                                                                          --------------------    -----------------------
Total minimum lease payments........................................                 426                   $10,245
                                                                                                  =======================
Less amount representing interest...................................                 (36)
                                                                          --------------------
Present value of net minimum capital                                                 390

  lease payments....................................................
Less current portion of capital lease obligations...................                (348)
                                                                          --------------------
Obligations under capital lease, net of current portion.............                $ 42
                                                                          ====================

         During 2002, 2001 and 2000 total rent expense was approximately $3,282, $3,730 and $1,992, respectively.

         At December 31, 2002 and 2001, standby letters of credit totaling approximately $606 and $781, respectively, were outstanding as security deposits on certain facility leases. Such letters of credit expire on various dates during 2003. As of December 31, 2002 and 2001, $648 and $815, respectively, of cash held in the Company's bank accounts is restricted to secure these letters of credit. In addition, at December 31, 2002 and 2001, the Company had $302 and $581, respectively, in reserve accounts as it relates to its credit card processor.

         During 2002, the Company entered into employment agreements with certain of its key executives which provide for fixed compensation and bonuses based upon the Company's operating results, as defined. These agreements generally continue until terminated by the employee or the Company and, under certain circumstances, provide for salary continuance for a specified period. The Company's maximum aggregate liability under the agreements, if these employees were terminated by the Company, is approximately $1,695 at December 31, 2002.

         On October 9, 2001, the Company entered into a termination agreement with Geoworks Corporation, Telcordia Technologies, Inc. and David Rein under which it paid $1,750 which related to the purchase of certain patent licenses from Geoworks, the settlement of all accrued royalties, and other costs and fees associated with the early termination of the Settlement Agreement and Mutual Releases between the parties. As a result, the Company recorded an intangible asset of $1,000 representing the value of the patent licenses purchased with the balance charged to expense in 2001. The patent licenses are fully amortized as of December 31, 2002.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.       BENEFIT PLAN

         The Company has established a defined contribution plan under Section 401(k) of the Internal Revenue Code which provides for voluntary employee contributions of up to 15 percent of compensation for employees meeting certain eligibility requirements. The Company does not contribute to the plan.

10.      REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

         The  Series  A  Preferred  Stock  paid  no  dividends;   however,  such
stockholders were entitled to participate in the event dividends were paid to the holders of the Company's common stock.

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

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The holders of the Series A Preferred Stock had registration rights under an agreement dated June 25, 1999, which provided for the registration of common stock held by such stockholders within the periods specified by such agreements.

         The holders of the Series A Preferred Stock had anti-dilution rights granted pursuant to an agreement dated August 30, 1999, which allowed such stockholders to purchase additional securities of the Company upon the issuance or sale of certain equity instruments, as defined.

         In January 2000, the Company sold 648,057 shares of its Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") for
aggregate net proceeds of approximately $24,637. Each share of the Series B Preferred Stock had a liquidation value of $40.12 per share and was convertible at any time at the option of the holder into eight shares of common stock, subject to adjustments, under certain circumstances. The Series B Preferred Stock was subject to automatic conversion upon the completion by the Company of a qualified initial public offering, as defined, of its common stock. To the extent not converted, commencing August 30, 2004 a holder of Series B Preferred Stock had the right to require the Company to redeem any or all of the shares of Series B Preferred Stock held at their then fair market value, as defined. The Series B Preferred Stock paid no dividends; however, such stockholders were entitled to participate in the event dividends were paid on the Company's common and preferred stock. The Series B Preferred Stock had voting and registration rights similar to those of the Company's Series A Preferred Stock. In connection with the sale of the Series B Preferred Stock, the Company paid to its financial advisors certain cash consideration and issued approximately 243,266 shares of its common stock. Based on the beneficial conversion terms of the Series B Preferred Stock, assuming an initial public offering price of $15.00 per share the Company recorded an adjustment to net loss applicable to common stockholders of approximately $21,000 at the date of issuance as a beneficial conversion in accordance with EITF 98-5.

11.      STOCKHOLDERS' EQUITY

         During 1998, in conjunction with the sale of certain shares of its common stock, the Company issued to the purchasers, warrants to purchase an aggregate of 891,792 additional shares of the Company's common stock. Exercise prices under the warrants range from $1.23 per share to $1.93 per share. The warrants were exercisable at the date of issue and expire at various dates through January 2003. As of December 31, 2002, 438,416 of these warrants remain outstanding.

         In connection with certain equity financings during 1998, two of the Company's principal shareholders issued to an existing investor in the Company, warrants to purchase 408,160 currently outstanding shares of the Company's common stock owned by the principal shareholders at an exercise price of $.92 per share. Such warrants were exercisable at the date of grant and expire on February 6, 2003. As of December 31, 2002, none of these warrants remain outstanding.

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

         On August 31, 2000, the Company granted Research in Motion Limited, a supplier of wireless devices and related software, a warrant to purchase 333,000 shares of the Company's common stock at $16.00 per share as partial consideration for certain obligations pursuant to certain marketing and strategic alliance agreements. The warrant is exercisable one year after the date of grant and expires in three years. As of December 31, 2000, the warrant had an estimated fair market value of approximately $526 of which approximately $281 was recognized by the Company during 2000 as sales and marketing expense. During 2001, $233 was recognized by the Company as a reduction to sales and marketing expense, as a result of the remeasurement of the fair value of this warrant. Such warrant remains outstanding as of December 31, 2002.

         On November 14, 2000, the Company granted Dell Ventures, L.P., an affiliate of Dell Products, a warrant to purchase 563,864 shares of the Company's common stock at a price of $16.00 per share as partial consideration for certain obligations pursuant to a product distribution agreement. This warrant was immediately exercisable at the date of grant and expires in three

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

years. The warrant had an estimated fair market value at the date of grant of approximately $2,300 of which approximately $1,500 and $777 was recognized by the Company during 2001 and 2000, respectively, as sales and marketing expense. Such warrant remains outstanding as of December 31, 2002.

         During January 2001, the Company entered into a service agreement with Sony Electronics Inc. with an initial term of one year. In conjunction with the agreement, the Company issued a warrant to purchase 500,000 shares of the Company's common stock at a price of $16.00 per share. Such warrant was exercisable at the date of grant and has a three year term. The agreement also requires the Company to provide up to $3,500 of marketing funds. During 2001, the Company incurred a non-cash sales and marketing charge of $765 as a result of the issuance. Such warrant remains outstanding as of December 31, 2002.

         As of December 31, 2002, the Company had reserved shares of common stock for issuance as follows:

Exercise of common stock options.............................     11,767,339
Exercise of common stock purchase warrants...................      1,902,780
Employee stock purchase plan.................................      3,914,764

12.      STOCK OPTION PLANS AND OTHER STOCK-BASED COMPENSATION

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

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following table summarizes activity on a combined basis for the plans during 2002, 2001 and 2000:

                                                                                     Number of      Weighted-Average
                                                                                      Options        Exercise Price
                                                                                  ---------------- ------------------
Outstanding at January 1, 2000............................................            2,440,008              .92
Granted...................................................................            3,581,523             8.34
Exercised.................................................................             (125,277)            1.41
Cancelled.................................................................             (150,700)           11.81
                                                                                  ----------------
Outstanding at December 31, 2000..........................................            5,745,554             5.26
Granted...................................................................            1,095,310             1.78
Exercised.................................................................             (369,642)             .73
Cancelled.................................................................             (376,067)            8.51
                                                                                  ----------------
Outstanding at December 31, 2001..........................................            6,095,155             4.70
Granted...................................................................            5,796,214              .83
Exercised.................................................................             (231,018)             .50
Cancelled.................................................................           (2,436,080)            5.04
                                                                                  ----------------
Outstanding at December 31, 2002..........................................            9,224,271             2.22
                                                                                  ================
Exercisable at December 31, 2002..........................................            4,264,247             2.74
                                                                                  ================
Exercisable at December 31, 2001..........................................            3,354,112             3.56
                                                                                  ================
Exercisable at December 31, 2000..........................................            1,859,278             1.84
                                                                                  ================
Available for grant at December 31, 2002..................................            2,543,068               --
                                                                                  ================
         The  following  table  summarizes  information  about fixed price stock options outstanding at December 31, 2002:

                                            Outstanding                                      Exercisable
                       ------------------------------------------------------- --------------------------------------
                                                                 Weighted-
                                                                  Average                               Weighted-
 Range of Exercise         Number        Weighted- Average       Remaining            Number        Average Exercise
       Prices            Outstanding       Exercise Price    Contractual Life      Exercisable            Price
-------------------    ---------------- ------------------ ------------------- ------------------ -------------------
     $.25--.33             3,526,374            $.29             9.9 years              836,276           $.29
      .45--.56             1,005,069             .56             7.4 years              680,286            .56
     .71--1.06               508,235            1.02             6.9 years              359,776           1.04
     1.31--1.96            2,110,718            1.76             8.7 years              957,782           1.64
     2.03--2.44              494,173            2.11             7.3 years              379,067           2.12
     5.02--7.50            1,064,000            5.58             7.2 years              782,542           5.46
     7.97--8.27               41,752            7.98             7.8 years               20,876           7.98
    15.00--16.00             473,950           15.62             7.4 years              247,642          15.62



                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         For certain options granted during 2000 and 1999, the Company has recorded pursuant to APB No. 25 approximately $8,457 and $7,799 of deferred compensation expense representing the difference between the exercise price and the market value of the common stock on the date of grant. These amounts are being amortized over the vesting period of each option and amounted to approximately $2,315, $3,971 and $8,258 during the years ended December 31, 2002, 2001 and 2000, respectively.

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

         The following table discloses, for the year ended December 31, 2002, 2001 and 2000, the number of options granted and certain weighted-average information:


                                                                Year ended December 31,
                     --------------------------------------------------------------------------------------------------------------
                                    2002                                   2001                                  2000
                     ----------------------------------     ---------------------------------     ---------------------------------
                      Number of    Fair      Exercise        Number of     Fair    Exercise          Number     Fair     Exercise
                       Options     Value      Price           Options     Value     Price         of Options    Value     Price
                       -------     -----      -----           -------     -----     -----         ----------    -----     -----

Exercise price
greater than
market price.........       --   $   --    $   --                --       $  --    $   --            37,000     $2.97     $16.00
Exercise price
equals market price..5,796,214     0.83       0.83        1,095,310        1.08      1.78         2,137,150      7.32      11.08
Exercise price
less than market
price................       --       --        --                --          --        --         1,407,373     10.64       3.60


         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 (see note
1). For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000: weighted-average risk-free interest rate of 4.03%, 5.86% and 6.20% respectively; expected volatility of 0.80; no dividends; and a weighted-average expected life of the options of 3.0 years, 4.0 years and 4.2 years, respectively. There were no options granted prior to August 1999.


         In December 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan effective upon the Company's initial public offering of its common stock which was completed on April 12, 2000. The Company initially reserved 4,000,000 shares of common stock for issuance under the plan. During 2002, there were 85,236 shares sold pursuant to the plan.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


13.      INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                           December 31,
                                                                             -----------------------------------------
                                                                                     2002                 2001
                                                                             -------------------   -------------------
Deferred tax assets:
    Net operating loss carryforwards....................................     $           70,500    $           53,545
    Deferred compensation...............................................                  7,756                 6,877
    Reserves and accruals...............................................                  1,298                 2,814
    Amortization of Goodwill............................................                  3,900                 3,900
    Other...............................................................                  3,181                 2,614
Less valuation allowance................................................                (86,050)              (68,887)
                                                                             -------------------   -------------------
Deferred tax assets.....................................................                    585                   863
Deferred tax liabilities:
    Intangible assets...................................................                   (585)                 (863)
    Property, equipment and leasehold improvements......................                     --                    --
                                                                             -------------------   -------------------
Net deferred tax assets.................................................      $              --     $              --
                                                                             ===================   ===================


     A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

                                                                               Year ended December 31,
                                                              --------------------------------------------------------
                                                                     2002                 2001               2000
                                                              ----------------       ---------------     -------------
Statutory federal income tax (benefit) at 34%...............  $      (19,002)        $     (41,089)       $  (22,016)
State income tax (benefit), net of federal benefit..........          (1,911)               (3,752)           (3,597)
Non-deductible expenses, primarily impairment of goodwill...           4,130                 2,603             1,425
Increase in valuation allowance.............................          16,347                41,660            24,188
                                                              ----------------       ---------------     -------------
Total.......................................................  $         (436)        $        (578)       $       --
                                                              ================       ===============     =============

        The state tax benefits recorded in 2002 and 2001 of $436 and $578, respectively, are attributable to the Company's sale of certain state net operating loss carryforwards.

         At December 31, 2002, the Company had a federal and state net operating loss ("NOL") carryforward of approximately $178,500 and $163,400, respectively. The federal NOL carryforwards expire beginning in 2011 and state NOL's beginning in 2003. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 1999, such a change in ownership occurred. As a result of the change, the Company's ability to utilize certain of its net operating loss carryforwards will be limited to approximately $1,400 of taxable income, per year. In addition, the Company acquired additional net operating losses through its acquisitions of Wynd and Hotpaper. The Company believes that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. The Company has not performed a detailed analysis to determine the amount of the potential limitations.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


14.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The table below summarizes the Company's unaudited quarterly operating results for years ended December 31, 2002 and 2001.


                                                                                  Quarter Ended

2002                                                    March 31            June 30           September 30         December 31
                                                     ---------------     --------------     ----------------    -----------------

Net revenue and other income.................         $    10,443         $     9,580        $     9,100         $     6,789
Cost of revenue..............................              (9,308)             (8,510)            (8,165)             (6,062)
Operating expenses...........................             (11,846)            (10,757)            (9,878)             (8,095)
Depreciation and amortization expenses.......              (1,605)             (1,662)            (1,645)               (913)
Impairment of long-lived assets..............                  --                  --            (13,695)               (287)
Interest income, net.........................                 128                  58                 26                 (21)
Benefit from income taxes....................                  --                  --                 --                 436
Net (loss)...................................         $   (12,188)        $   (11,291)       $   (24,257)        $    (8,153)
Net (loss) applicable to common stockholders.         $   (12,188)        $   (11,291)       $   (24,257)        $    (8,153)
Net (loss) per common share:
    - Basic..................................         $     (0.23)        $     (0.21)       $     (0.45)        $     (0.15)
    - Diluted................................         $     (0.23)        $     (0.21)       $     (0.45)        $     (0.15)

2001                                                    March 31            June 30           September 30       December 31
                                                     ---------------     --------------     ----------------    -----------------

Net revenue and other income.................         $     7,999         $     9,770        $    10,617         $    10,628
Cost of revenue..............................              (5,394)            (14,600)           (11,179)            (15,334)
Operating expenses...........................             (17,119)            (19,624)           (17,995)            (14,821)
Depreciation and amortization expenses.......              (5,097)             (5,250)            (5,361)             (5,677)
Impairment of long-lived assets..............                  --                  --                 --             (25,511)
Interest income, net.........................               1,479                 842                519                 259
Benefit from income taxes....................                  --                  --                 --                 578
Net (loss)...................................         $   (18,132)        $   (28,862)       $   (23,399)        $   (49,878)
Net (loss) applicable to common stockholders.         $   (18,132)        $   (28,862)       $   (23,399)        $   (49,878)
Net (loss) per common share:
    - Basic..................................         $     (0.34)        $     (0.55)       $     (0.44)        $     (0.94)
    - Diluted................................         $     (0.34)        $     (0.54)       $     (0.44)        $     (0.94)

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


15.      SUPPLEMENTAL CASH FLOW INFORMATION

         The table below presents the Company's supplemental disclosure of cash flow information for the years ended December 31, 2002, 2001 and 2000.


                                                                                 YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                        2002                2001               2000
                                                                 ------------------- ------------------- -----------------

Supplemental disclosure of cash flow information:
     Interest paid..............................................       $        91          $       169      $          34

Non-cash investing and financing activities:
     Acquisition of equipment through capital leases............                --                1,182                615
     Issuance of common stock purchase warrants in exchange for
        sales and marketing services............................                --                  765              2,857

Purchase of businesses, net of cash acquired:

     Working capital surplus (deficit), net of cash acquired         $          --       $          40       $      (2,886)
     Property, equipment and leasehold improvements........                     --                   1                 822
     Goodwill..............................................                     --                 152              44,794
     Trade names...........................................                     --                  --              10,900
     Other intangibles.....................................                     --                  --              11,600
     Other assets..........................................                     --                  --                  33
     Non-current liabilities...............................                     --                  --                (131)
     Common stock, options and warrants issued.............                     --                 148              57,472




                                                                     SCHEDULE II
                                 GOAMERICA, INC.
                          FINANCIAL STATEMENT SCHEDULE

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                 BALANCE AT            ADDITIONS:                               BALANCE AT
                                                BEGINNING OF        CHARGED TO COSTS                              END OF
                                                   PERIOD            AND  EXPENSES            DEDUCTIONS          PERIOD
                                             ------------------    -------------------     ------------------  -------------

YEAR ENDED DECEMBER 31, 2002
     Allowance for doubtful accounts             $     2,675           $      3,221          $   2,478(1)       $    3,418
     Inventory Reserve                                 4,740                  5,889             10,629(3)               --
     Sales allowances, discounts & returns             1,378                  2,686              3,551(2)              513

YEAR ENDED DECEMBER 31, 2001
     Allowance for doubtful accounts             $       388           $      4,197          $   1,910(1)       $    2,675
     Inventory Reserve                                   117                  4,623                 --               4,740
     Sales allowances, discounts & returns               245                  2,480              1,347(2)            1,378

YEAR ENDED DECEMBER 31, 2000
     Allowance for doubtful accounts             $        75           $        728          $     415(1)       $      388
     Inventory Reserve                                    --                    117                 --                 117
     Sales allowances, discounts & returns                --                    820                575(2)              245


(1)  Uncollectible  accounts  written-off,  net of  recoveries.
(2) Returns and discounts charged to reserve.
(3) Inventory discounts charged to reserve.