Form 10-K/A
period 2002-12-31
GOAMERICA INC
filed 2003-04-29
CIK 1101268

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K/A
                                 (Amendment No. 1)
                 (Adding Items 10-13 and amending Item 15 only)

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

                                EXPLANATORY NOTE
                                ----------------

This Form 10-K/A is being filed for the purpose of providing the information required in Part III of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as the registrant will not be filing its definitive Proxy Statement for its 2003 Annual Meeting of Stockholders within 120 days of December 31, 2002. The registrant has not scheduled its 2003 Annual Meeting of Stockholders as of the date of this filing.



                                TABLE OF CONTENTS
                                -----------------

                      Item                                                                                     Page
                     -----                                                                                     ----

PART III               10.     Directors and Executive Officers of the Registrant.....................            2
                       11.     Executive Compensation.................................................            5
                       12.     Security Ownership of Certain Beneficial Owners and Management.........           12
                       13.     Certain Relationships and Related Transactions.........................           13

PART IV                15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......           15


SIGNATURES............................................................................................           16

EXHIBIT INDEX.........................................................................................           19


                                       2



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

         We  have  seven  members  on  our  Board  of  Directors.   The  current
composition of our Board of Directors is as follows:

                                                                SERVED AS A              POSITIONS WITH
   NAME                                           AGE         DIRECTOR SINCE             THE COMPANY
   ----                                           ---         --------------             -----------

   Aaron Dobrinsky......................           39              1996                  Executive Chairman of the
                                                                                         Board

   Joseph Korb..........................           51              1996                  Executive Vice Chairman,
                                                                                         Strategy and Strategic
                                                                                         Alliances

   Daniel Luis..........................           36              2003                  Director and Chief
                                                                                         Executive Officer

   Mark Kristoff........................           41              1998                  Director

   Robi Blumenstein.....................           46              1999                  Director

   King Lee.............................           62              2003                  Director

   Alan Docter..........................           59              1996                  Director


         Aaron Dobrinsky founded GoAmerica in 1996 and served as our Chairman of the Board and Chief Executive Officer from our inception in 1996 until January 2003, when he was appointed Executive Chairman. He also served as our President until November 2000. Prior to founding the Company, from February 1996 to July 1996, Mr. Dobrinsky served as Executive Vice President of Mineral Trading Corp. Prior to that, Mr. Dobrinsky served in an executive capacity at a number of mining industry companies.

         Joseph Korb joined GoAmerica in 1997 as Executive Vice President and has been a director since October 1996. In May 2002, Mr. Korb was appointed as our Executive Vice Chairman, Strategy and Strategic Alliances. He also served as our President from November 2000 until May 2002. Prior to joining us, Mr. Korb served in various capacities, including Vice President of Product Management and Business Development, at RAM Mobile Data (now Cingular Interactive) from 1992 to 1996. Mr. Korb currently serves as a board member and Vice President of the
Portable   Computing  and   Communications   Association,   an  industry   trade
association.


         Mark Kristoff joined our Board of Directors in June 1998. Since 1991, Mr. Kristoff has been President and Chief Operating Officer of Considar, Inc., an international metals trading company. Since 1990, Mr. Kristoff also has been an early-stage investor in many technology companies and serves on the Board of Directors of a number of privately held companies.

         Daniel Luis joined our Board of Directors in January 2003 at the time he was elected our Chief Executive Officer. He previously served as our President and Chief Operating Officer from May 2002 until January 2003. Mr. Luis is also President and Chief Executive Officer of Wynd Communications Corp., which became a wholly-owned subsidiary of GoAmerica in June 2000. Mr. Luis joined Wynd in 1994 and has held his current positions with Wynd since 1998.


         Robi Blumenstein joined our Board of Directors in June 1999. Since October 2002, Mr. Blumenstein has served as Managing Director of Medical
Research & Support Services, Inc., a company that supports research into neurodegenerative diseases. Mr. Blumenstein was a principal of MMC Capital, Inc., a private equity fund, from February 2000 until September 2002. From January 1994 to February 2000, Mr. Blumenstein was a Managing Director of CIBC Capital Partners, the merchant banking arm of CIBC World Markets. Mr. Blumenstein joined CIBC World Markets in 1994.

         King Lee joined our Board of Directors in January 2003. Mr. Lee is Managing Partner of Resource Capitalist LLC, an executive management consulting firm that packages and invests in early stage technology companies. Previously, Mr. Lee served as interim CEO/President of Quarterdeck Corporation and negotiated the sale of that company to Symantec. Mr. Lee also was co-founder of Wynd Communications Corp. and served on its Board of Directors until its sale to GoAmerica. Mr. Lee serves on the Boards of Directors of a number of privately held companies.

         Alan Docter joined our Board of Directors in October 1996 at the time of his initial investment in GoAmerica. Since 1990, Mr. Docter has been an early-stage investor in technology companies, including M.A.I.D. plc (now BrightStation), ViaWeb (sold to Yahoo!), Butterfly V.L.S.I. Ltd. (sold to Texas Instruments) and Invino Corp. (sold to Youth Stream Media Networks). Mr. Docter has served as President of Continental Mining and Metallurgical Corporation since 1991 and as President of CMMC Ventures, Inc. since 1999. He has also served as Vice Chairman of Considar, Inc., an international metals trading company, since 1995. Mr. Docter serves on the Board of Directors of a number of privately held companies.

         The terms of Messrs. Dobrinsky, Docter and Lee will expire at our annual meeting in 2003, the terms of Messrs. Korb and Kristoff will expire at our annual meeting in 2004, and the terms of Messrs. Blumenstein and Luis will expire at our annual meeting in 2005. None of our current directors is related to any other director or to any executive officer of the Company.

                               EXECUTIVE OFFICERS

         The following table  identifies the current  executive  officers of the
Company:


                                                                CAPACITIES IN                       IN CURRENT
NAME                                        AGE                 WHICH SERVING                      POSITION SINCE
----                                        ---                 -------------                      --------------

Aaron Dobrinsky......................        39     Executive Chairman of the Board                   1996

Daniel R. Luis.......................        36     Chief Executive Officer                           2003

Joseph Korb .........................        51     Executive Vice Chairman, Strategy and             2002
                                                    Strategic Alliances

Francis J. Elenio (1)................        37     Chief Financial Officer, Treasurer and            1999
                                                    Secretary

Jesse Odom (2).......................        37     Chief Technology Officer                          2000

-------------

(1) Francis J. Elenio joined GoAmerica in January 1999 as Chief Financial Officer and has also served as our Treasurer and Secretary since December 1999. Prior to joining us, Mr. Elenio served as Corporate Controller of Bogen Communications, Inc., a provider of sound systems and telephone peripherals for commercial, industrial and institutional applications from June 1997 to January 1999. Prior to that, Mr. Elenio served as Vice President of Finance and Administration and Corporate Controller of KTI, Inc. from 1991 to 1997. He previously was a Senior Accountant with Ernst & Young LLP and is a Certified Public Accountant in New Jersey.

(2) Jesse Odom joined GoAmerica in 1996 as Vice President of Network Operations. He was appointed Chief Technology Officer in November 2000. Prior to joining GoAmerica, Mr. Odom served as Vice President of Network Engineering at American International Ore Corporation from 1991 to 1996.

         None of our executive officers is related to any other executive officer or to any director of the Company. Our executive officers are elected annually by the Board of Directors and usually serve until their successors are duly elected and qualified.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission. All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a). Based on our review of the copies of such forms received by us or written representations from such reporting persons, each such reporting person filed all of their respective reports pursuant to Section 16(a) on a timely basis during 2002.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY OF COMPENSATION IN 2002, 2001 AND 2000

         The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer at any time during 2002, regardless of compensation level, and each other executive officer of the Company whose aggregate cash compensation exceeded $100,000 at the end of 2002 (collectively, the "Named Executives") for the years ended December 31, 2002, 2001 and 2000.


         SUMMARY COMPENSATION TABLE

------------------------------------- ----------- ----------------------------------------- ---------------- ---------------
                                                                                               LONG-TERM
                                                            ANNUAL COMPENSATION               COMPENSATION
                                                                                                AWARDS
                                                  ----------------------------------------- ---------------- ---------------
                                                                              OTHER ANNUAL    SECURITIES       ALL OTHER
                                                                                 COMPEN-      UNDERLYING         COMPEN
   NAME AND PRINCIPAL POSITION          YEAR        SALARY       BONUS(1)       SATION(6)       OPTIONS         -SATION
                                                      ($)           ($)           ($)             (#)             ($)
------------------------------------- ----------- ------------- ------------ -------------- ---------------- ---------------

Aaron Dobrinsky...............           2002        225,000         --              --          306,251         3,900(10)
  Executive Chairman of the Board;       2001        225,000         --(2)           --          236,037(3)      3,333(10)
  former Chief Executive Officer         2000        225,000     187,500             --          160,000         4,244(10)
  (until January 2003)

Joseph Korb...................           2002        225,000         --              --          306,250         3,834(10)
  Executive Vice Chairman, Strategy      2001        225,000      78,679(3)          --               --         4,036(10)
  and Strategic Alliances; former        2000        225,000     187,500             --          160,000         8,388(10)
  President (until May 2002)

Daniel R. Luis................           2002        214,571         --              --          641,251         3,351(10)
  Chief Executive Officer since          2001        174,134         --              --               --            --
  January 2003; former President         2000        130,000     35,000              --           50,000            --
  and Chief Operating Officer (from
  May 2002 to January 2003)

Francis J. Elenio.............           2002        185,296         --              --          250,350         3,513(10)
  Chief Financial Officer,               2001        180,000     10,000(4)           --          120,000(4)         --
  Treasurer and Secretary                2000        150,000    125,000         247,706 (7)       80,000            --

Jesse Odom....................           2002        185,296         --              --          250,350         7,235(10)
  Chief Technology Officer               2001        180,000     40,000(5)      190,625(8)        30,000(5)      5,980(10)
                                         2000        125,000     60,000       4,980,000(9)            --            --


------------

(1) Except as otherwise indicated, the bonus awards were earned in the year indicated and were paid in the following year.

(2) Mr. Dobrinsky's 2001 fiscal year bonus consisted of options to purchase 236,037 shares of Common Stock having an above-market exercise price of $1.89 on the date of grant in 2002.

(3)  Such bonus amount was paid during 2001.

(4) Mr. Elenio's 2001 fiscal year bonus consisted of $10,000 cash and options to purchase 120,000 shares of Common Stock having a fair market value of $1.89 per share on the date of grant in 2002.

(5) Mr. Odom's 2001 fiscal year bonus consisted of $40,000 cash and options to purchase 30,000 shares of Common Stock having a fair market value of $1.89 per share on the date of grant in 2002.

(6) The value of certain personal benefits is not included since the aggregate amount of such compensation did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for such Named Executives in the table above.

(7) Represents the dollar value of the difference between the exercise price ($0.5625) of non-qualified stock options to purchase 27,500 shares of the Company's Common Stock and the amount received by the executive upon the sale of such shares on the public market ($9.57).

(8) Represents the dollar value of the difference between the exercise price ($1.0625) of options to purchase 50,000 shares of the Company's Common Stock and the fair market value ($4.88) of the Common Stock on the exercise date.

(9) Represents the dollar value of the difference between the exercise price ($0.4375) of warrants to purchase 320,000 shares of the Company's Common Stock and the fair market ($16.00) value of the Common Stock on the exercise date.

(10) Represents the dollar value of automobile lease payments paid by or on behalf of the Company for the benefit of the executive.

OPTION GRANTS IN 2002

         The following table provides information with respect to stock options granted to Named Executives during 2002.


----------------------------- --------------------------------------------------------------- ------------------------------
                                                                                               POTENTIAL REALIZABLE VALUE
                                                    INDIVIDUAL GRANTS                          AT ASSUMED ANNUAL RATES OF
                                                                                              STOCK PRICE APPRECIATION FOR
                                                                                                   OPTION TERM ($)(4)
                                               PERCENTAGE
                                                OF TOTAL
                                NUMBER OF        OPTIONS
                                SECURITIES     GRANTED TO
                                UNDERLYING    EMPLOYEES IN
                                 OPTIONS       FISCAL YEAR   EXERCISE OR
            NAME               GRANTED (#)         (1)        BASE PRICE    EXPIRATION DATE        5%             10%
----------------------------- --------------- -------------- ------------ ------------------- -------------- ---------------


Aaron Dobrinsky.............    236,037 (3)            4.07      $1.89      April    12, 2012   $281,049       $709,315
                                306,251 (2)            5.28      $0.29      December 16, 2012   $55,952        $141,212



Joseph Korb.................    306,251 (2)            5.28      $0.29      December 16, 2012   $ 55,952       $141,212

Daniel R. Luis..............    135,000                2.33      $1.89      January 17, 2012    $160,745       $405,689
                                200,000                3.45      $0.54      May 29, 2012        $ 68,040       $171,720
                                306,251 (2)            5.28      $0.29      December 16, 2012   $ 55,952       $141,212

Francis J. Elenio...........    120,000 (3)            2.07      $1.89      January  17, 2012   $142,884       $360,612
                                250,350 (2)            4.31      $0.29      December 16, 2012   $ 45,739       $115,436

Jesse Odom..................     30,000 (3)            0.52      $1.89      January  17, 2012   $ 35,721       $ 90,153
                                250,350 (2)            4.31      $0.29      December 16, 2012   $ 45,739       $115,436


(1) Based on a total of 5,796,214 shares subject to options granted to our employees under our plans during 2002.

(2) A portion of these options was granted in consideration for a waiver of the right to receive 2003 salary compensation.

(3) Such option grants were disclosed in the 2002 Proxy Statement filed by the Company on April 17, 2002.

(4) In accordance with SEC rules, these columns show gains that could accrue for the respective options, assuming that the market price for our common stock appreciates from the date of grant over a period of 10 years at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, the realized value to the Named Executives from these options will be zero.

     The following table provides certain information as of December 31, 2002 with respect to each of our equity compensation plans:


--------------------------- ---------------------------- -------------------------- --------------------------------
                                                                                           NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                            NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE              FUTURE ISSUANCE UNDER
                              ISSUED UPON EXERCISE OF      EXERCISE PRICE OF            EQUITY COMPENSATION PLANS
                               OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,            (EXCLUDING SECURITIES
                                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS            REFLECTED IN COLUMN (A))
      PLAN CATEGORY                     (A)                       (B)                              (C)
--------------------------- ---------------------------- -------------------------- --------------------------------

Equity compensation plans
approved by security
holders                               9,224,271                   $ 2.22                        2,543,068

Equity compensation plans
not approved by security
holders                                      --                       --                               --

Total (1)                             9,224,271                    $2.22                        2,543,068

----------------

(1) Excludes warrants to purchase 1,396,864 shares at $16.00 per share, issued in connection with strategic alliances. No shareholder vote was required with such issuances.

         On August 3, 1999, we adopted the GoAmerica Communications Corp. 1999 Stock Option Plan. This plan provided for the granting of options to purchase shares of common stock. No further options will be granted under the GoAmerica Communications Corp. 1999 Stock Option Plan.

         In December 1999, our Board of Directors adopted the GoAmerica, Inc. 1999 Stock Plan (the "Plan") as a successor plan to the GoAmerica Communications Corp. 1999 Stock Option Plan, pursuant to which 4,800,000 additional shares of our common stock have been reserved for issuance to selected employees, non-employee directors and consultants. In May 2001, our shareholders approved an increase in the maximum number of shares issuable under the Plan from 4,800,000 to 10,624,743 shares.

         Under the terms of the Plan, a committee of our Board of Directors may grant options to purchase shares of our common stock to our employees and consultants at such prices as may be determined by the committee. The Plan provides for award grants in the form of incentive stock options and non-qualified stock options. Options granted under the Plan generally vest annually over 4 years and expire after 10 years.

AGGREGATED OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUES

         The following table sets forth information concerning the year-end number of unexercised options held by each of the Named Executives. None of the Named Executives exercised any stock options during 2002 or owned any stock options with an exercise price below $0.29 , the market price of the Company's common stock on December 31, 2002.


                                                   NUMBER OF SECURITIES
                                                        UNDERLYING
                                                       UNEXERCISED
                                                        OPTIONS AT
                                                          FISCAL
                                                         YEAR-END
                                                           (#)
                                                       EXERCISABLE/
                          NAME                        UNEXERCISABLE
                    --------------------------    ----------------------

                    Aaron Dobrinsky...........       460,102/ 322,186

                    Joseph Korb...............       342,084/ 204,167

                    Daniel R. Luis............       462,563/ 508,720

                    Francis J. Elenio.........       435,950/ 226,900

                    Jesse Odom................       368,450/ 181,900




COMPENSATION OF DIRECTORS

         Historically, non-employee (or "independent") directors serving on our Board of Directors received annual compensation of $20,000 either in cash or Company securities equivalents. In addition, each independent director, upon initial election to the Board of Directors, received options to purchase up to 64,000 shares of our Common Stock. Each director who was a stockholder of the Company and who served on the Board of Directors as a representative of another entity or group of stockholders prior to the Company's initial public offering received options to purchase up to 32,000 shares of our Common Stock. In January 2003, Messrs. Blumenstein, Docter and Kristoff each received $15,000 as compensation for 2002. Additionally, in January 2003, the Board of Directors voted to amend the compensation of the Board of Directors for 2003. Under such changes, non-employee directors serving on our Board of Directors will receive a $5,000 per quarter retainer and per meeting fees of $1,000 for each in person Board meeting attended, and $500 for each telephonic Board meeting attended. Each committee member will receive $500 for each Board Committee meeting attended. Additionally, each independent director shall receive 300,000 stock options in 2003 (and upon a new director's election to the Board) and 75,000 annually each subsequent year that each such director remains on the Board. All future option grants shall have an exercise price equal to the fair market value of our Common Stock on the date of grant and generally shall vest at a rate of one-third per year from the date of grant. Each director will be reimbursed by us for his or her reasonable expenses incurred in connection with his or her participation in our Board meetings.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Mr. Dobrinsky is a party to an agreement with us, effective as of May 6, 2002, under which he now serves as our Executive Chairman of the Board and previously served as our Chairman and Chief Executive Officer at an initial base salary of $225,000, subject to annual adjustment. On December 16, 2002, the Compensation Committee approved a decrease in Mr. Dobrinsky's base salary to $200,000 effective January 20, 2003. Mr. Korb is a party to an agreement with us, effective as of May 6, 2002, under which he serves as our Executive Vice Chairman, Strategy and Strategic Alliances at an initial base salary of $225,000, subject to annual adjustment. On December 16, 2002, the Compensation Committee approved a decrease in Mr. Korb's base salary to $200,000 effective January 20, 2003. Mr. Luis is a party to an agreement with us, effective as of May 6, 2002, under which he now serves as our Chief Executive Officer at an initial base salary of $225,000, subject to annual adjustment. On December 16, 2002, the Compensation Committee approved a decrease in Mr. Luis' base salary to $200,000 effective January 20, 2003. Mr. Elenio is a party to an agreement with us, effective as of May 6, 2002, under which he serves as our Chief Financial Officer, Treasurer and Secretary at an initial base salary of $180,000, adjusted to $185,400 pursuant to a Compensation Committee increase previously approved and subject to further adjustment. On December 16, 2002, the Compensation Committee approved a decrease in Mr. Elenio's base salary to $165,000 effective January 20, 2003. Mr. Odom is a party to an agreement with us, effective as of May 6, 2002, under which he serves as our Chief Technology Officer at an initial base salary of $180,000, adjusted to $185,400 pursuant to a Compensation Committee increase previously approved and subject to further adjustment. On December 16, 2002, the Compensation Committee approved a decrease in Mr. Odom's base salary to $165,000 effective January 20, 2003. The Compensation Committee may award any or all of the above individuals additional bonus payments or option grants in its discretion.

         The initial term of each such agreement is for three years and renews for one-year periods thereafter. In the event Mr. Dobrinsky, Mr. Korb, Mr. Luis or Mr. Elenio is terminated without cause, resigns for good reason or, in the case of each of Mr. Dobrinsky and Mr. Korb, is not reelected to our Board of Directors, he is entitled to severance in an amount to include all payments that otherwise would have been paid to him for a period of one year; provided, however, at the end of the one year period, he will be eligible to receive payments for up to an additional one year period, if and only if, he does not obtain a reasonable executive or consulting position that provides him with a substantially similar base salary (an "Alternate Income Source"). If Mr. Odom is terminated without cause or resigns for good reason, he is entitled to salary and benefits for a period of six months from the date of such termination, provided, however, that at the end of the six month period, he will be eligible to receive payments for up to an additional six month period, if and only if, he does not obtain another Alternate Income Source. In the event any of the foregoing employees dies or is terminated for disability, he or his representative will be entitled to continued payments of base salary for a period of one year plus, in the case of termination for disability, certain other benefits. Each of Mr. Dobrinsky and Mr. Korb will also receive up to $800 per month in automobile allowances and will be reimbursed for additional automobile expenses incurred in connection with their duties. Each of Messrs. Elenio, Luis and Odom will also receive up to $500 per month in automobile allowances and will be reimbursed for additional automobile expenses incurred in connection with their duties. In addition, each of Mr. Dobrinsky and Mr. Korb is eligible to be a beneficiary of a term life insurance policy in his respective name, in the face amount of up to $1.0 million, for which we would pay the premiums. Each employment agreement also contains certain non-competition, non-solicitation, invention assignment and confidentiality provisions and also requires that we maintain standard directors and officers insurance of no less than $10.0 million.

         We require all employees to sign an agreement pursuant to which they agree to maintain the confidentiality of our proprietary information, to assign any inventions to us, and to agree not to solicit our customers, suppliers or employees away from us.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee currently consists of Messrs. Blumenstein and Docter. During 2002, the Committee consisted of Messrs. Blumenstein, Docter and Brian Bailey from January 1 to December 18, when Mr. Bailey resigned from the Company's Board of Directors. None of these individuals are or were at any time officers or employees of the Company. No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent purpose) of any other entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

         No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

COMMON STOCK

         The following table sets forth certain information, as of March 26, 2003, with respect to holdings of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the total number of shares of Common Stock outstanding as of such date, based on currently available Schedules 13D and 13G filed with the SEC, (ii) each of the Company's directors and Named Executives, and (iii) all directors and officers as a group. Unless otherwise indicated, the address for the individuals below is that of the
Company: GoAmerica, Inc., 433 Hackensack Avenue, Hackensack, New Jersey 07601.


                                                             AMOUNT AND NATURE OF BENEFICIAL         PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                                   OWNERSHIP(1)                  OF CLASS(2)
------------------------------------                                   ---------                     --------

(i) Certain Beneficial Owners:
Aaron Dobrinsky........................................                  7,623,750 (3)                14.0%
Joseph Korb............................................                  3,079,460 (4)                 5.7%
(ii)   Directors and Named Executives who are not set
       forth above:
Robi Blumenstein.......................................                    117,834 (5)                  *
Alan Docter............................................                    817,728 (6)                  1.5%
Francis J. Elenio......................................                    436,450 (7)                  *
Mark Kristoff..........................................                    482,284 (8)                  *
King Lee...............................................                     49,755 (9)                  *
Daniel R. Luis.........................................                    465,563 (10)                 *
Jesse Odom.............................................                    368,450 (11)                 *
(iii)    All directors and officers as a
         group (9 persons).............................                 13,441,274 (12)               23.6%


---------------
*      Less than one percent.

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2) Applicable percentage of ownership is based on an aggregate of 54,073,420 shares of Common Stock outstanding on March 26, 2003, plus any then exercisable stock options held by each such holder, and options and warrants which will become exercisable by such holder within 60 days after March 26, 2003.

(3) Includes 460,102 shares of Common Stock underlying options which are exercisable as of March 26, 2003 or 60 days after such date. Also includes 400 shares held for the benefit of Mr. Dobrinsky's minor children. Mr. Dobrinsky has voting and dispositive power with respect to such shares. Also includes 20,000 shares of Common Stock underlying options held by Cindy Dobrinsky, Mr. Dobrinsky's wife and a former employee of the Company, which are exercisable as of March 26, 2003 or 60 days after such date. Excludes 322,186 shares of Common Stock underlying options which become exercisable over time after such period. Mr. Dobrinsky expressly disclaims beneficial ownership of all shares subject to options held by Cindy Dobrinsky.

(4) Includes 342,084 shares of Common Stock underlying options which are exercisable as of March 26, 2003 or 60 days after such date. Also includes 1,234,076 shares held by Korb Business Holdings, L.P. Mr. Korb has voting and dispositive power with respect to the shares held by Korb Business Holdings, L.P. Excludes 204,167 shares of Common Stock underlying options which become exercisable over time after such period.

(5) Includes 113,334 shares of Common Stock underlying options which are exercisable as of March 26, 2003 or 60 days after such date. Excludes 70,666 shares of Common Stock underlying options which become exercisable over time after such period.

(6) Includes 92,000 shares of Common Stock underlying options which are exercisable as of March 26, 2003 or 60 days after such date. Also includes 329,136 shares of Common Stock underlying warrants which are immediately exercisable. Excludes 60,000 shares of Common Stock underlying options which become exercisable over time after such period.

(7) Includes 435,950 shares of Common Stock underlying options which are exercisable as of March 26, 2003 or 60 days after such date. Also includes an aggregate of 500 shares of Common Stock held by Mr. Elenio's minor children. Mr. Elenio has voting and dispositive power over the shares held by his minor children. Excludes 226,900 shares of Common Stock underlying options which become exercisable over time after such period.

(8) Includes 92,000 shares of Common Stock underlying options which are exercisable as of March 26, 2003 or 60 days after such date. Also includes 71,924 shares of Common Stock underlying warrants which are immediately exercisable. Excludes 60,000 shares of Common Stock underlying options which become exercisable over time after such date.

(9) Includes 46,755 shares held by the Lee Living Trust. Mr. Lee is a co-trustee, but not a beneficiary, of the Lee Living Trust. Also includes 3,000 shares of Common Stock underlying warrants which are immediately exercisable held by the Lee Living Trust. Excludes 90,666 shares of Common Stock underlying options which become exercisable over time after such period.

(10) Includes 462,563 shares of Common Stock underlying options which are exercisable as of March 26, 2003 or 60 days after such date. Excludes 508,720 shares of Common Stock underlying options which become exercisable over time after such period.

(11) Includes 368,450 shares of Common Stock underlying options which are exercisable as of March 26, 2003 or 60 days after such date. Excludes 181,900 shares of Common Stock underlying options which become exercisable over time after such period.

(12) Includes 2,386,483 shares of Common Stock underlying options which are exercisable as of March 26, 2003 or 60 days after such date.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

         There have been no transactions involving any of Messrs. Blumenstein, Docter, Kristoff or Lee, or former directors Brian Bailey and Adam Dell, to be disclosed since January 1, 2002 under the heading "Compensation Committee Interlocks and Insider Participation" or otherwise.

         Aaron Dobrinsky, our Executive Chairman, was granted options to purchase 306,251 shares of our Common Stock at an exercise price of $0.29 per share on December 16, 2002. 102,084 of such options are immediately exercisable. The remaining 204,167 options vest at a rate of one-fourth per year on each of the first, second, third and fourth anniversaries of the date of grant.

         Joseph Korb, our Executive Vice Chairman, was granted options to purchase 306,250 shares of our Common Stock at an exercise price of $0.29 per share on December 16, 2002. 102,083 of such options are immediately exercisable. The remaining 204,167 options vest at a rate of one-fourth per year on each of the first, second, third and fourth anniversaries of the date of grant.

         Daniel Luis, our Chief Executive Officer, was granted options to purchase 306,251 shares of our Common Stock at an exercise price of $0.29 per share on December 16, 2002. 102,084 of such options are immediately exercisable. The remaining 204,167 options vest at a rate of one-fourth per year on each of the first, second, third and fourth anniversaries of the date of grant.

         Frank Elenio, our Chief Financial Officer, Treasurer and Secretary, was granted options to purchase 250,350 shares of our Common Stock at an exercise price of $0.29 per share on December 16, 2002. 83,450 of such options are immediately exercisable. The remaining 166,900 options vest at a rate of one-fourth per year on each of the first, second, third and fourth anniversaries of the date of grant.

         Jesse Odom, our Chief Technology Officer, was granted options to purchase 250,350 shares of our Common Stock at an exercise price of $0.29 per share on December 16, 2002. 83,450 of such options are immediately exercisable. The remaining 166,900 options vest at a rate of one-fourth per year on each of the first, second, third and fourth anniversaries of the date of grant.

                                    PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) (3) Exhibits.

        Reference is made to the Exhibit Index on Page 19.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of April, 2003.

                                 GOAMERICA, INC.


                                       By:    /s/ Daniel R. Luis
                                            ------------------------------
                                            Daniel R. Luis,
                                            Chief Executive Officer

                                              /s/ Francis J. Elenio
                                            ------------------------------
                                            Francis J. Elenio,
                                            Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Daniel R. Luis, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of GoAmerica, Inc.;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003


/s/ Daniel R. Luis
------------------------
Daniel R. Luis
Chief Executive Officer

I, Francis J. Elenio, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of GoAmerica, Inc.;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003


/s/ Francis J. Elenio
-----------------------------
Francis J. Elenio
Chief Financial Officer
(Principal financial officer)

                                 EXHIBIT INDEX++
                                   ITEM 15(c)


EXHIBIT NO.                            DESCRIPTION OF EXHIBIT
-----------                            ----------------------

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

EXHIBIT NO.                            DESCRIPTION OF EXHIBIT
-----------                            ----------------------

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
                    333-94801)
                                       20

EXHIBIT NO.                            DESCRIPTION OF EXHIBIT
-----------                            ----------------------

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

EXHIBIT NO.                            DESCRIPTION OF EXHIBIT
-----------                            ----------------------

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

EXHIBIT NO.                            DESCRIPTION OF EXHIBIT
-----------                            ----------------------

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

EXHIBIT NO.                            DESCRIPTION OF EXHIBIT
-----------                            ----------------------

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

EXHIBIT NO.                            DESCRIPTION OF EXHIBIT
-----------                            ----------------------

(21)                SUBSIDIARIES OF GOAMERICA, INC.

21.1 List of subsidiaries of GoAmerica, Inc. (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9,
                    2003) (File No. 000-29359) (filed herewith)

(23)                CONSENTS OF EXPERTS AND COUNSEL

23.1 Consent of WithumSmith+Brown P.C. (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9,
                    2003) (File No. 000-29359)

23.2 Consent of Ernst & Young LLP. (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2003) (File No. 000-29359)

(99)                ADDITIONAL EXHIBITS

99.1 Risk Factors (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2003) (File No. 000-29359)

99.2 Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

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

       ++Certain schedules and exhibits to the documents listed in this index are not being filed herewith or have not been previously filed because we believe that the information contained therein is not material. Upon request therefore, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.