Form 10-Q
period 2003-03-31
GOAMERICA INC
filed 2003-05-14
CIK 1101268

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                           Commission File No. 0-29359

                                 GoAmerica, Inc.
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                              22-3693371
     ------------------------------     -----------------------------------
    (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
     Incorporation or Organization)

433 Hackensack Avenue, Hackensack, New Jersey                              07601
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

                Yes:   X                              No:
                      ---                                ---

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                Yes:                                  No: X
                      ---                                ---
            Indicate   the  number  of  shares   outstanding   of  each  of  the
Registrant's classes of common stock, as of April 30, 2003:

                 Class                          Number of Shares
                 -----                          ----------------
       Common Stock, $.01 par value                 54,073,420

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                          Page
                                                                                          ----
PART I.           FINANCIAL INFORMATION................................................... 1

            Item 1.        Financial Statements (unaudited)............................... 1

                     Condensed Consolidated Balance Sheets as of March 31, 2003 and
                        December 31, 2002................................................. 2

                     Condensed Consolidated Statements of Operations for the Three
                        Months Ended March 31, 2003 and 2002.............................. 3

                     Condensed Consolidated Statements of Cash Flows for the Three
                        Months Ended March 31, 2003 and 2002.............................. 4

                     Notes to Condensed Consolidated Financial Statements................. 5

            Item 2.        Management's Discussion and Analysis of Financial
                                Condition and Results of Operations....................... 9

                      General............................................................. 9

                      Critical Accounting Policies and Estimates.........................  9

                      Results of Operations..............................................  10

                      Liquidity and Capital Resources....................................  11

            Item 3.        Quantitative and Qualitative Disclosures About Market Risk..... 13

            Item 4.        Controls and Procedures........................................ 13

PART II.          OTHER INFORMATION....................................................... 14

            Item 1.        Legal Proceedings.............................................. 14

            Item 2.        Changes in Securities and Use of Proceeds...................... 14

            Item 6.        Exhibits and Reports on Form 8-K............................... 15

SIGNATURES ............................................................................... 16

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                                                                                   March 31,     December 31,
                                                                                                     2003           2002
                                                                                                  ----------------------------
                                                                                                  (Unaudited)
 Assets
 Current assets:
       Cash and cash equivalents ...............................................................   $   2,800    $   4,982
       Accounts receivable, net ................................................................       3,550        5,780
       Merchandise inventories, net ............................................................         741        1,046
       Prepaid expenses and other current assets ...............................................         277          520
                                                                                                   ---------    ---------
Total current assets ...........................................................................       7,368       12,328
Restricted cash ................................................................................         596          950
Property, equipment and leasehold improvements, net ............................................       4,100        4,685
Goodwill, net ..................................................................................       6,193        6,193
Trade names and other intangible assets, net ...................................................       1,794        1,467
Other assets ...................................................................................       1,004        1,142
                                                                                                   ---------    ---------
                                                                                                   $  21,055    $  26,765
                                                                                                   =========    =========
Liabilities and stockholders' equity
Current liabilities:
       Accounts payable ........................................................................   $   4,074    $   4,694
       Accrued expenses ........................................................................       4,017        5,917
       Deferred revenue ........................................................................       1,531        2,406
       Other current liabilities ...............................................................         327          348
                                                                                                   ---------    ---------
Total current liabilities ......................................................................       9,949       13,365
Other liabilities ..............................................................................         964          383
Commitments and contingencies
Stockholders' equity:
       Common stock,  $.01 par value, authorized: 200,000,000 shares in 2003 and 2002; issued:
       54,073,420 in 2003 and 54,026,057 in 2002 ...............................................         541          540
       Additional paid-in capital ..............................................................     269,027      269,015
       Deferred employee compensation ..........................................................        (235)        (314)
       Accumulated deficit .....................................................................    (259,191)    (256,224)
                                                                                                   ---------    ---------
Total stockholders' equity .....................................................................      10,142       13,017
                                                                                                   ---------    ---------
                                                                                                   $  21,055    $  26,765
                                                                                                   =========    =========

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (Unaudited)

                                                                                                       Three Months Ended March 31,
                                                                                                        ---------------------------
                                                                                                            2003            2002
                                                                                                        ---------------------------
 Revenues:
       Subscriber ................................................................................    $      2,511     $      8,135
       Equipment .................................................................................             411            2,258
       Other .....................................................................................             181               50
                                                                                                      ------------     ------------
                                                                                                             3,103           10,443
Costs and expenses:
       Cost of subscriber airtime ................................................................             737            6,250
       Cost of network operations ................................................................             712              763
       Cost of equipment revenue .................................................................             397            2,295
       Sales and marketing .......................................................................             600            2,519
       General and administrative ................................................................           3,463            8,327
       Research and development ..................................................................             515            1,000
       Depreciation and amortization .............................................................             585            1,172
       Amortization of other intangibles .........................................................             229              433
                                                                                                      ------------     ------------
                                                                                                             7,238           22,759
                                                                                                      ------------     ------------
Loss from operations .............................................................................          (4,135)        (12,316)
Other income (expense):
       Gain on sale of subscribers ...............................................................           1,180             --
       Interest (expense) income, net ............................................................             (12)             128
                                                                                                      ------------     ------------
Total other income ...............................................................................           1,168              128
                                                                                                      ------------     ------------
Net loss .........................................................................................    $     (2,967)    $   (12,188)
                                                                                                      ============     ============
Basic net loss per share .........................................................................    $      (0.05)    $     (0.23)
                                                                                                      ============     ============
Diluted net loss per share .......................................................................    $      (0.05)    $     (0.23)
                                                                                                      ============     ============
Weighted average shares used in computation of basic net loss per
      share ......................................................................................      54,069,736       53,712,199
Weighted average shares used in computation of diluted net loss per
      share ......................................................................................      54,069,736       53,739,198

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                                       Three Months Ended March 31,
                                                                                                        ---------------------------
                                                                                                          2003               2002
                                                                                                        ---------------------------
Operating activities
Net loss .....................................................................................          $ (2,967)         $(12,188)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .............................................................               585              1,172
   Amortization of other intangible assets ...................................................               229                433
   Provision for losses on accounts receivable ...............................................                85                807
   Accrued loss on sublease ..................................................................               611               --
   Gain on sale of subscribers ...............................................................            (1,180)              --
   Non-cash employee compensation ............................................................                79                610
   Non-cash rent expense .....................................................................                 5                 12
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable .............................................             2,145            (1,909)
      Decrease in merchandise inventories ....................................................               305                859
      Decrease in prepaid expenses and other current assets ..................................               242                 65
      Decrease in accounts payable ...........................................................              (620)             (757)
      (Decrease) increase in accrued expenses and other liabilities ..........................            (2,416)               129
      (Decrease) increase in deferred revenue ................................................              (875)               468
                                                                                                        --------           --------
Net cash used in operating activities ........................................................            (3,772)          (10,299)
Investing activities
Change in other assets and restricted cash ...................................................               492               --
Purchase of property, equipment and leasehold improvements ...................................              --                (138)
Proceeds from sale of subscribers ............................................................             1,180               --
Acquisition of subscribers ...................................................................               (50)              --
                                                                                                        --------           --------
Net cash provided by (used in) investing activities ..........................................             1,622              (138)
Financing activities
Issuance of common stock, net of related expenses ............................................                13                 29
Payments made on capital lease obligations ...................................................               (45)             (276)
                                                                                                        --------           --------
Net cash used in financing activities ........................................................               (32)             (247)
                                                                                                        --------           --------
Net decrease in cash and cash equivalents ....................................................            (2,182)          (10,684)
Cash and cash equivalents at beginning of period .............................................             4,982             34,977
                                                                                                        --------           --------
Cash and cash equivalents at end of period ...................................................          $  2,800           $ 24,293
                                                                                                        ========           ========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

The Company acquired through its subsidiary, Wynd Communications Corp. ("Wynd"), approximately 4,290 subscribers from Boundless Depot LLC ("Boundless") . The purchase price of approximately $556 (of which $50 has been paid as of March 31, 2003) will be subject to adjustment for subscriber churn.

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In thousands, except share and per share data)

Note 1 - Basis of Presentation:

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of March 31, 2003 and the results of its operations and its cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

            The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes that the Company's services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception and, as of March 31, 2003, has an accumulated deficit of $259.2 million. As of March 31, 2003, the Company had $2.8 million in cash and cash equivalents ($2.0 million at April 30, 2003), exclusive of $596 in restricted cash supporting certain letters of credit. Management's 2003 operating plan includes further reductions in employee-related expenses as well as additional reductions in sales and marketing expenditures from levels incurred during 2002. During the quarter ended March 31, 2003, the Company decided to retain an outside advisor to assist it in analyzing various steps that it may take to enhance its liquidity. Such steps may include the sale or other disposition of certain of the Company's assets and the redeployment of the net proceeds in aspects of its business which the Company believes are well positioned for revenue generation and growth. Additionally, management is actively working to renegotiate the Company's long term lease obligations. In the event management is unable to achieve its plans, additional further reductions may be required in employee-related expenses as well as sales and marketing expenditures. There can be no assurance that the Company will achieve its 2003 operating plan, enter into an agreement to enhance liquidity or successfully renegotiate its long term lease obligations. The accompanying financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty. In the event management is unable to achieve its plans or complete its implementation of the EarthLink agreements, additional further cost reductions may be required.

            Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

Note 2 - Significant Accounting Policies:

Recent Accounting Pronouncements

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. The adoption of this statement did not have a significant impact on the Company's results of operations.

            In November 2002, the FASB issued FASB Interpretation, "FIN," No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45, recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidated financial position or results of operations.

            In January 2003, the FASB issued FASB Interpretation "FIN" No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

Note 3 - Earnings Per Share:

            The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"), and Staff Accounting Bulletin No. 98 ("SAB 98").

            Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share is computed by dividing loss by the weighted-average number of shares of Common Stock outstanding during the period. The weighted-average number of shares utilized in arriving at basic earnings per share reflects an adjustment to exclude 26,999 common shares for the three month period ended March 31, 2002 for outstanding shares held in escrow as a result of the Company's acquisition during 2001. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares does not include the adjustment for escrowed shares and is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.

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

            The  following  table  summarizes  other   intangibles   subject  to
amortization at the dates indicated:

                                                 March 31, 2003                          December 31, 2002
                                  Gross                                           Gross
                                Carrying       Accumulated                       Carrying        Accumulated
                                 Amount        Amortization         Net           Amount         Amortization         Net
                          --------------------------------------------------------------------------------------------------
Trade Names                    $  4,572         $ (3,743)        $    829        $  4,572         $ (3,651)        $    921
Technology                        3,017           (2,787)             230           3,017           (2,741)             276
Customer Lists                    2,258           (2,033)             225           2,258           (1,988)             270
Other                               556              (46)             510              --               --               --
Patents                           1,000           (1,000)              --           1,000           (1,000)              --
                          --------------------------------------------------------------------------------------------------
                               $ 11,403         $ (9,609)        $  1,794        $ 10,847         $ (9,380)        $  1,467
                          ==================================================================================================

            Amortization expense for other intangibles totaled $229 and $433 for the three months ended March 31, 2003 and 2002, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Nine Months Ending December 31, 2003                $   964
Years Ending December 31,:      2004                    647
                                2005                    183

Note 5 - Stock-based Compensation

            The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS 123, "Accounting for Stock-Based
Compensation", and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services", using a fair value approach.

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

                                                                                            Three months ended March 31,
                                                                                            ----------------------------
                                                                                                  2003           2002
                                                                                            --------------    ----------
Net loss applicable to common stockholders, as reported ..................................  $       (2,967)   $  (12,188)
Deduct: Stock-based employee compensation expense included in reported net loss ..........              79           610
Add: Total stock-based employee compensation expense determined under fair value
        based method for all awards ......................................................          (1,149)       (1,742)
                                                                                            --------------    ----------
Pro forma net loss applicable to common stockholders .....................................  $       (4,037)   $  (13,320)
                                                                                            ==============    ==========
Loss per share - basic, as reported ......................................................  $        (0.05)   $    (0.23)
                                                                                            ==============    ==========
Loss per share - diluted, as reported ....................................................  $        (0.05)   $    (0.23)
                                                                                            ==============    ==========
Pro forma loss per share - basic .........................................................  $        (0.07)   $    (0.25)
                                                                                            ==============    ==========
Pro forma loss per share - diluted .......................................................  $        (0.07)   $    (0.25)
                                                                                            ==============    ==========

            The pro forma results above are not intended to be indicative of or a projection of future results.

Note 6 - Strategic Alliance with EarthLink, Inc.

            The Company formed a comprehensive strategic alliance with EarthLink by entering into a series of agreements pursuant to which, among other things, EarthLink purchased all of the Company's cellular digital packet data (CDPD) subscribers as well as certain of the Company's Cingular and Motient network subscribers. As a result of this agreement, the Company recorded a gain on the sale of subscribers of $1,180 during the three months ended March 31, 2003. Additionally, the Company entered into a sublease agreement for a portion of the Company's principal offices no longer utilized as a result of the Company's strategic alliance with Earthlink. Accordingly, the Company recorded an accrued loss on sublease of $611 during the three months ended March 31, 2003.

            Additionally,  as part of the  strategic  alliance,  the Company and
EarthLink entered into an agreement to collaborate on developing new applications and extensions of existing technology, including EarthLink-branded wireless data services, as well as new technologies. As a result of this agreement, the Company recorded approximately $121 of other revenue.

Note 7 - Acquisition of Subscribers

            On February 8, 2003, the Company entered into an agreement to acquire through its subsidiary, Wynd Communications Corp. ("Wynd"), approximately 4,290 subscribers from Boundless Depot LLC ("Boundless") . The purchase price of approximately $556 will be subject to adjustment for subscriber churn and is expected to be satisfied by the issuance of up to 542,317 shares of Common Stock, valued at $139, which will be issued no earlier then September 5, 2003, and cash consideration totaling $417, which will be payable in installments over the next 12 months varying in monthly installments ranging from $15 to $115. The total purchase price will be amortized on a straight line basis over the next 12 months. As of March 31, 2003, the Company has recorded an intangible asset of $556. The Company began recognizing revenue from these subscribers during March 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

            GoAmerica, Inc., a Delaware corporation ("We," "Us" or the "Company"), develops and distributes wireless data technology, applications and software that address the productivity and communications needs of enterprise customers and consumers. In the enterprise market, our solutions are primarily based on our proprietary software technology called Go.Web(TM). By utilizing Go.Web, corporations can improve the productivity of employees by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks. Our Go.Web technology can be hosted and supported in a secure network operations center maintained by GoAmerica or its third party outsourcing provider or installed behind an enterprise's network security system, commonly know as the firewall. Customers who opt to install the software do so by purchasing our proprietary Go.Web Enterprise Server, formally known as Go.Web OnPrem(TM), technology. In the consumer market, we primarily offer wireless data solutions that are designed for people who are deaf, hard of hearing or speech impaired. We market and support these services through Wynd Communications, a wholly owned subsidiary of GoAmerica.

             Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and e-commerce system as well as our billing system. We have invested additional capital in the development of our software applications Go.Web and Mobile Office(R) as well as other software applications. We have provided mobile devices made by third parties to our customers at prices below our costs for such devices. We have incurred operating losses since our inception and expect to continue to incur operating losses for at least the next several quarters. Therefore, we will need to significantly improve our overall gross margins and further reduce our selling, general and administrative expenses to become profitable and sustain profitability on a quarterly or annual basis. As a result of our strategic alliance with EarthLink, Inc., or EarthLink, we anticipate overall revenue to decline while gross margins should increase and selling, marketing and administrative expenses should decline. Upon transition of certain subscribers to EarthLink, we will continue to generate revenues from three primary sources:
(i) recurring service revenue; (ii) software revenue; and (iii) activation bounties. We have substantially reduced our costs of subscriber airtime and operating costs as a result of our strategic alliance with EarthLink.

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

            Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. We also charged our CDPD subscribers a per kilobyte fee for using a mobile device outside of a designated geographical area, or roaming; such fees are recognized as revenue when collected. We also generally charged a non-refundable activation fee upon initial subscription. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts, which are generally either six months, one year or two year agreements. Equipment revenue is recognized upon shipment to the end user. We also provide mobile devices to our customers at prices below our costs as incentives for customers to enter into service agreements. Such incentives are recorded as a reduction to subscriber and equipment revenue, at the time of sale, allocated based upon the relative fair value of the equipment and services provided. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to current market conditions. We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management,
additional   inventory   write-downs   may  be  required.   In
assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," and have completed the required impairment tests of goodwill, and have recorded an adjustment to the carrying value of goodwill during 2002.

Results of Operations

Three months ended March 31, 2003 Compared to Three months ended March 31, 2002

            Subscriber revenue. Subscriber revenue decreased 69%, to $2.5 million for the three months ended March 31, 2003 from $8.1 million for the three months ended March 31, 2002. This decrease was primarily due to the sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter 2002. Our subscriber base decreased to 85,389 subscribers at March 31, 2003 from 152,720 subscribers at March 31, 2002. Our ARPU decreased to $11.71 for the three months ended March 31, 2003 from $23.487 for the three months ended March 31, 2002. The decline in ARPU was due to the sale of full-service offering subscribers referenced above. We expect revenue to increase slightly and ARPU to remain constant from our continued leveraging of strategic agreements for the sale of our Go.Web value added services and higher ARPU full-service offerings through Wynd.

            Equipment revenue. Equipment revenue decreased to $411,000 for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002. This decrease was primarily due to lower sales of mobile devices. As a result of our strategic alliance with EarthLink, we anticipate that equipment revenue will further decline as we will primarily sell mobile devices through our subsidiary, Wynd Communications Corporation, or Wynd.

            Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, increased to $181,000 for the three months ended March 31, 2003 from $50,000 for the three months ended March 31, 2002. This increase was primarily due to our recent strategic alliance with EarthLink in which we will collaborate on developing new applications and extensions of existing technology, including EarthLink-branded wireless data services, as well as new technologies. We anticipate that consulting services may increase as a result of our recent strategic alliance with EarthLink.

            Cost of subscriber airtime. Cost of subscriber airtime decreased 88%, to $737,000 for the three months ended March 31, 2003 from $6.3 million for the three months ended March 31, 2002. This decrease was primarily due to the sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter 2002. We expect the number of subscribers and related use of our services to increase slightly as a result of our continued leveraging of strategic agreements for the sale of our Go.Web value added services and higher ARPU full-service offerings through Wynd.

            Cost of network operations. Cost of network operations decreased slightly to $712,000 for the three months ended March 31, 2003 from $763,000 for the three months ended March 31, 2002. We expect cost of network operations to further decline as a result of decreased salaries and benefits for personnel performing network operations activities.

            Cost of equipment revenue. Cost of equipment revenue decreased 83%, to $397,000 for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002. This decrease primarily was due to lower sales of mobile devices and was partially offset by a non-cash inventory charge of $131,000 recorded during the first quarter of 2003 to value a portion of our remaining inventory at the lower of cost or market. As a result of our strategic alliance with EarthLink, we anticipate that the cost of equipment revenue will further decline as we will primarily sell mobile devices through Wynd.

            Sales and marketing. Sales and marketing expenses decreased 76%, to $600,000 for the three months ended March 31, 2003 from $2.5 million for the three months ended March 31, 2002. This decrease primarily was due to decreased advertising costs paid to third parties as well as decreased salaries and benefits for personnel performing sales and marketing activities. We expect sales and marketing expenses to further decline as a result of leveraging our strategic alliance with EarthLink and other partners.

            General and administrative. General and administrative expenses decreased 58%, to $3.5 million for the three months ended March 31, 2003 from $8.3 million for the three months ended March 31, 2002. This decrease primarily was due to decreased salaries and benefits for personnel performing business development and general corporate activities and decreased infrastructure buildout and was partially offset by our accrued loss on sublease. We expect general and administrative expenses to further decline as a result of our strategic alliance with EarthLink.

            Research and development. Research and development expense decreased to $515,000 for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities. We expect research and development expenses to further decline as a result of our strategic alliance with EarthLink.

            Amortization of other intangibles. Amortization of other intangibles decreased for the three months ended March 31, 2003 to $229,000 from $433,000 for the three months ended March 31, 2002. This decrease primarily was due to patents being fully amortized. We expect amortization of other intangibles to remain constant.

            Gain on sale of subscribers. Gain on sale of subscribers resulted from our comprehensive strategic alliance whereby EarthLink purchased all of the Company's cellular digital packet data (CDPD) subscribers as well as certain of the Company's Cingular and Motient network subscribers. As a result of this agreement, we recorded a gain on the sale of subscribers of $1,180 during the three months ended March 31, 2003.

Liquidity and Capital Resources

            Since our inception, we financed our operations through private placements of our equity securities and our redeemable convertible preferred stock, which resulted in aggregate net proceeds of approximately $18.4 million through December 31, 1999. During the first quarter of 2000, we issued and sold 648,057 shares of Series B Preferred Stock for net proceeds of approximately $24.6 million. In April 2000, we consummated our initial public offering of 10,000,000 shares of our common stock at a price to the public of $16.00 per share, all of which were issued and sold for net proceeds of $146.2 million. As of March 31, 2003, we had $2.8 million in cash and cash equivalents and a working capital deficit of $2.6 million.

            We have incurred significant operating losses since our inception and as of March 31, 2003 have an accumulated deficit of $259.2 million. During the three months ended March 31, 2003, we incurred a net loss of $3.0 million and used $3.8 million of cash to fund operating activities. As of March 31, 2003 we had $2.8 million in cash and cash equivalents ($2.0 million at April 30, 2003), exclusive of $596,000 in restricted cash supporting certain letters of credit. During 2002 and into 2003, we took steps to reduce our annual payroll by more than 40% and took further actions to reduce sales and marketing expenses. In addition, on September 25, 2002, we formed a comprehensive strategic alliance with EarthLink by entering into a series of agreements. Pursuant to these agreements, we may generate revenues from three primary sources, (i) recurring service revenue; (ii) software revenue; and (iii) activation bounties. The Earthlink agreements also enable us to reduce our costs of subscriber airtime. Our 2003 operating plan includes further reductions in headcount as well as additional reductions in sales and marketing expenditures from levels incurred during 2002. Additionally, we are actively working to renegotiate our long term lease obligations. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next four months. For us to remain in business beyond such four month period, we will likely require additional financing. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes. We may not be able to raise funds on terms favorable to us, or at all. As a result of these and related considerations, our independent auditors have issued a going concern opinion in connection with our 2002 financial statements.

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

            Net cash used in operating activities decreased to $3.8 million for the three months ended March 31, 2003 from $10.3 million for the three months ended March 31, 2002. This decrease primarily was due to decreased losses from operations.

            We generated $1.6 million in cash in investing activities during the three months ended March 31, 2003 as compared to using $138,000 in cash for the three months ended March 31, 2002. Cash provided by investing activities primarily resulted from the gain on sale of subscribers. Cash used in investing activities during the three months ended March 31, 2002 was principally for purchases of property, equipment and leasehold improvements.

            Net cash used by financing activities was $32,000 for the three months ended March 31, 2003 as compared to $247,000 for the three months ended March 31, 2002. Cash used in financing activities for the three months ended March 31, 2003 was principally for repayment of capital leases and was partially offset by proceeds from the sale of stock through our Employee Stock Purchase Plan.

            As of March 31, 2003, our principal commitments consisted of obligations outstanding under operating leases. As of March 31, 2003, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $9.6 million, of which approximately $1.9 million is payable in the next twelve months.

            The following table summarizes GoAmerica's contractual obligations at March 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

March 31, (In thousands)                       Total      Less than 1 Year  1-3 Years        4-5 Years     After 5 Years
Contractual Obligations:
     Capital Lease Obligations                $  338          $  325          $   13          $   --          $   --
     Operating Lease Obligation                9,614           1,886           3,006           2,389           2,333
                                              ------          ------          ------          ------          ------
     Total Contractual Cash Obligation        $9,952          $2,211          $3,019          $2,389          $2,333
                                              ======          ======          ======          ======          ======
Other Commercial Commitments:
     Standby Letter of Credit                 $  596             $--          $  596          $   --          $   --
                                              ------          ------          ------          ------          ------
     Total Commercial Commitment              $  596             $--          $  596          $   --          $   --
                                              ======          ======          ======          ======          ======

Forward Looking Statements

            Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our reduced capital resources and need for additional liquidity; (iii) our ability to fund our operating needs through available cash reserves; (iv) the impact on our business from our receiving a "going concern" opinion from our independent auditors; (v) our ability to successfully implement our strategic alliance with EarthLink; (vi) our dependence on EarthLink to provide billing, customer and technical support to our subscribers; (vii) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (viii) our dependence on wireless carrier networks; (ix) our ability to respond to increased competition in the wireless data industry; (x) our ability to integrate acquired businesses and technologies; (xi) our ability to leverage strategic alliances to generate revenue growth; (xii) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; and (xiii) our ability to manage our remaining operations. As a result of such risks and others expressed from time to time in our filings with the Securities and Exchange Commission, our actual results could differ materially from the results discussed in or implied by the forward-looking statements contained herein.

Recent Accounting Pronouncements

            In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. The adoption of this statement did not have a significant impact on the Company's results of operations.

            In November 2002, the FASB issued FASB Interpretation, "FIN," No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 did not have a significant impact on our consolidated financial position or results of operations.

            In January 2003, the FASB issued FASB Interpretation "FIN" No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on our consolidated financial position, liquidity, or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

            We believe that we have limited exposure to financial market risks, including changes in interest rates. At March 31, 2003, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $30,000 based on cash and cash equivalent balances at March 31, 2003. We currently hold no derivative instruments and do not earn foreign-source income.

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

Item 2.     Changes in Securities and Use of Proceeds

Changes in Securities

            None

Use of Proceeds

            On April 6, 2000, the Commission declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the Commission in connection with our initial public offering of Common Stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect, now CSFBdirect. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 10,000,000 shares of our Common Stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6 million. As of March 31, 2003, approximately $2.8 million of the $146.2 million in net proceeds received by us upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $143.4 million of the net proceeds have been specifically applied as follows: (i) $5.1 million for the acquisition of other businesses; (ii) $37.3 million for sales and marketing expenses; (iii) $10.9 million for the purchase of capital assets; and (iv) $90.1 million for working capital needs.

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

            (b)   Reports on Form 8-K.

                  During the quarter ended March 31, 2003, the registrant filed one Report on Form 8-K with the Commission:

                  On January 9, 2003, the Company filed a Current Report on Form 8-K with regard to changes in the Company's management and Board of Directors (Item 5).

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GOAMERICA, INC.





DATE:      May 14, 2003        By:  /s/ Daniel R. Luis
                                    ------------------------------------
                                    Daniel R. Luis
                                    Chief Executive Officer
                                    (Principal Executive Officer)

DATE:      May 14, 2003        By:  /s/ Francis J. Elenio
                                    ------------------------------------
                                    Francis J. Elenio
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                           CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002
                           --------------------------

I, Daniel R. Luis, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Daniel R. Luis
------------------
Daniel R. Luis
Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Francis J. Elenio
---------------------
Francis J. Elenio
Chief Financial Officer
(Principal financial officer)

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