Form 10-Q
period 2003-06-30
GOAMERICA INC
filed 2003-08-15
CIK 1101268

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                               ------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                           Commission File No. 0-29359

                                 GoAmerica, Inc.
                -----------------------------------------------
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

                Yes:   X                                    No:
                     -----                                      -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                Yes:                                        No:   X
                     -----                                      -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2003:

            Class                                             Number of Shares
            -----                                             ----------------
  Common Stock, $.01 par value                                   54,338,341

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   1

     Item 1.  Financial Statements (unaudited) . . . . . . . . . . . . . . .   1

           Condensed Consolidated Balance Sheets as of June 30, 2003
             and December 31, 2002 . . . . . . . . . . . . . . . . . . . . .   2

           Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2003 and 2002 . . . . . . .   3

           Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2003 and 2002 . . . . . . . . . . . .   4

           Notes to Condensed Consolidated Financial Statements. . . . . . .   5

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . .  10

           General . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

           Critical Accounting Policies and Estimates. . . . . . . . . . . .  10

           Results of Operations . . . . . . . . . . . . . . . . . . . . . .  11

           Liquidity and Capital Resources . . . . . . . . . . . . . . . . .  13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk . .  16

     Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  16

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  17

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  17

     Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . .  17

     Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .  18

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                         PART I.   FINANCIAL INFORMATION
                         -------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                                             GOAMERICA, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     JUNE 30,   DECEMBER 31,
                                                                                       2003         2002
                                                                                   ------------  ----------
                                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,525   $   4,982
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,041       5,780
  Merchandise inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . .          321       1,046
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . .          430         520
                                                                                   ------------  ----------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,317      12,328
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          597         950
Property, equipment and leasehold improvements, net . . . . . . . . . . . . . . .        2,480       4,685
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,000       6,193
Trade names and other intangible assets, net. . . . . . . . . . . . . . . . . . .        1,472       1,467
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          876       1,142
                                                                                   ------------  ----------
                                                                                   $    15,742   $  26,765
                                                                                   ============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,149   $   4,694
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,222       5,917
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          854       2,406
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          172         348
                                                                                   ------------  ----------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,397      13,365

Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          962         383

Commitments and contingencies

Stockholders' equity:
  Common stock,  $.01 par value, authorized: 200,000,000 shares in 2003 and 2002;
  issued: 54,218,418 in 2003 and 54,026,057 in 2002 . . . . . . . . . . . . . . .          542         540
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .      269,067     269,015
  Deferred employee compensation .. . . . . . . . . . . . . . . . . . . . . . . .         (156)       (314)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (262,070)   (256,224)
                                                                                   ------------  ----------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,383      13,017
                                                                                   ------------  ----------
                                                                                   $    15,742     $26,765
                                                                                   ============  ==========

   The accompanying notes are an integral part of these financial statements.

                                            GOAMERICA, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                             (UNAUDITED)


                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                             --------------------------------  -------------------------------
                                                  2003             2002             2003            2002
                                             --------------  ----------------  --------------  ---------------
REVENUES:
  Subscriber. . . . . . . . . . . . . . . .  $       2,932   $         7,750   $       5,443   $       15,885
  Equipment . . . . . . . . . . . . . . . .            240             1,770             651            4,029
  Other . . . . . . . . . . . . . . . . . .            159                60             340              108
                                             --------------  ----------------  --------------  ---------------
                                                     3,331             9,580           6,434           20,022
COSTS AND EXPENSES:
  Cost of subscriber airtime. . . . . . . .            463             5,688           1,200           11,938
  Cost of network operations. . . . . . . .            584               855           1,296            1,618
  Cost of equipment revenue . . . . . . . .            486             1,967             883            4,262
  Sales and marketing . . . . . . . . . . .            437             2,310           1,037            4,829
  General and administrative. . . . . . . .          2,238             7,547           5,701           15,874
  Research and development. . . . . . . . .            381               900             896            1,900
  Depreciation and amortization . . . . . .            622             1,229           1,207            2,401
  Amortization of other intangibles . . . .            322               433             551              866
  Impairment of goodwill. . . . . . . . . .            193                --             193               --
  Impairment of long-lived assets . . . . .          1,052                --           1,052               --
                                             --------------  ----------------  --------------  ---------------
                                                     6,778            20,929          14,016           43,688
                                             --------------  ----------------  --------------  ---------------
Loss from operations. . . . . . . . . . . .         (3,447)          (11,349)         (7,582)         (23,666)

OTHER INCOME (EXPENSE):
Gain on sale of subscribers . . . . . . . .            565                --           1,745               --
Interest income, net. . . . . . . . . . . .              3                58              (9)             187
                                             --------------  ----------------  --------------  ---------------

Total other income. . . . . . . . . . . . .            568                58           1,736              187
                                             --------------  ----------------  --------------  ---------------

Net loss. . . . . . . . . . . . . . . . . .  $      (2,879)  $       (11,291)  $      (5,846)  $      (23,479)
                                             ==============  ================  ==============  ===============

Basic net loss per share. . . . . . . . . .  $       (0.05)  $         (0.21)  $       (0.11)  $        (0.44)
                                             ==============  ================  ==============  ===============
Diluted net loss per share. . . . . . . . .  $       (0.05)  $         (0.21)  $       (0.11)  $        (0.44)
                                             ==============  ================  ==============  ===============

Weighted average shares used in computation
  of basic net loss per share . . . . . . .     54,119,170        53,780,668      54,094,590       53,735,542
Weighted average shares used in computation
  of diluted net loss per share . . . . . .     54,119,170        53,807,667      54,094,590       53,762,541


   The accompanying notes are an integral part of these financial statements.

                                GOAMERICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                             -------------------------------
                                                                                  2003            2002
                                                                             --------------  ---------------
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (5,846)  $      (23,479)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .          1,207            2,401
  Amortization of other intangible assets . . . . . . . . . . . . . . . . .            551              866
  Impairment of goodwill. . . . . . . . . . . . . . . . . . . . . . . . . .            193               --
  Impairment of long-lived assets . . . . . . . . . . . . . . . . . . . . .          1,052               --
  Provision for losses (recoveries) on accounts receivable. . . . . . . . .            (20)           1,215
  Accrued loss on sublease. . . . . . . . . . . . . . . . . . . . . . . . .            551               --
  Gain on sale of subscribers . . . . . . . . . . . . . . . . . . . . . . .         (1,745)              --
  Non-cash employee compensation. . . . . . . . . . . . . . . . . . . . . .            158            1,221
  Non-cash rent expense . . . . . . . . . . . . . . . . . . . . . . . . . .              5               22
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable. . . . . . . . . . . . . . .          3,759           (1,310)
    Decrease in merchandise inventories . . . . . . . . . . . . . . . . . .            725            2,946
    Decrease (increase) in prepaid expenses and other current assets. . . .             90             (607)
    Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . .         (1,545)            (540)
    Decrease in accrued expenses and other liabilities. . . . . . . . . . .         (3,123)          (1,207)
    (Decrease) increase in deferred revenue . . . . . . . . . . . . . . . .         (1,552)             243
                                                                             --------------  ---------------
Net cash used in operating activities . . . . . . . . . . . . . . . . . . .         (5,540)         (18,229)

INVESTING ACTIVITIES
Change in other assets and restricted cash. . . . . . . . . . . . . . . . .            619               --
Purchase of property, equipment and leasehold improvements. . . . . . . . .            (54)            (270)
Proceeds from sale of subscribers . . . . . . . . . . . . . . . . . . . . .          1,745               --
Acquisition of subscribers. . . . . . . . . . . . . . . . . . . . . . . . .           (236)              --
                                                                             --------------  ---------------
Net cash provided by (used) in investing activities . . . . . . . . . . . .          2,074             (270)

FINANCING ACTIVITIES
Issuance of common stock, net of related expenses . . . . . . . . . . . . .             54               29
Payments made on capital lease obligations. . . . . . . . . . . . . . . . .            (45)            (572)
                                                                             --------------  ---------------
Net cash provided by (used) in financing activities . . . . . . . . . . . .              9             (543)
                                                                             --------------  ---------------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . .         (3,457)         (19,042)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . .          4,982           34,977
                                                                             --------------  ---------------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . .  $       1,525   $       15,935
                                                                             ==============  ===============

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

The Company acquired through its subsidiary, Wynd Communications Corp., approximately 4,290 subscribers from Boundless Depot LLC. The purchase price of approximately $556 (of which $236 has been paid as of June 30, 2003 and $320 is included in accrued expenses) will be subject to adjustment for subscriber churn.


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE  1  -  BASIS  OF  PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) that the Company considers necessary for the fair presentation of its financial position as of June 30, 2003 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2003 and 2002. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company has formed strategic relationships with wireless carriers, software providers, and hardware manufacturers who provide the mobile computer user wireless communications, services and devices that complement the Company's products and services. The Company also distributes wireless communication devices, principally to customers of its wireless services, and earns commissions from the procurement of subscribers on behalf of various wireless network providers and EarthLink, Inc. ("EarthLink"). The Company is highly dependent on EarthLink for billing and collections, customer support and technical support. Additionally, the Company is highly dependent on EarthLink and other third parties for wireless communication devices and wireless network connectivity.

     The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes that the Company's services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception and, as of June 30, 2003, has an accumulated deficit of $262,100. As of June 30, 2003, the Company had $1,500 in cash and cash equivalents ($1,200 at July 31, 2003), exclusive of $597 in restricted cash supporting certain letters of credit. Management's 2003 operating plan includes further reductions in employee-related expenses as well as additional reductions in sales and marketing expenditures from levels incurred during 2002. During the six months ended June 30, 2003, the Company decided to retain an outside advisor to assist it in analyzing various steps that it may take to enhance its liquidity. Such steps may include the sale or other disposition of certain of the Company's assets, including its Go.Web technology (as discussed in the Company's June 30, 2003 Form 8-K filing), and the redeployment of the net proceeds in aspects of its business that the Company believes are well positioned for revenue generation and growth. Additionally, management is seeking to renegotiate the Company's long term lease obligations and other vendor liabilities. The Company is currently in default on certain of these obligations and liabilities. In the event management is unable to achieve its plans, additional reductions in operations may be necessary. There can be no assurance that the Company will achieve its 2003 operating plan, enter into an agreement to enhance liquidity or successfully renegotiate its long term lease obligations and other vendor liabilities. The accompanying financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty. In the event management is unable to achieve its plans, additional further cost reductions may be required.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year. During the second quarter of 2003, the Company renegotiated certain contractual obligations. As a result, the Company recorded a $763,000 one-time reduction of accruals for certain subscriber-related costs recorded in prior periods.

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

     In  November  2002,  the  FASB  issued  FASB Interpretation, "FIN", No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45, recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidated financial position or results of operations.

     In  January  2003,  the  FASB  issued  FASB  Interpretation  FIN  No.  46,
"Consolidation of Variable Interest Entities". FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not expect the adoption of SFAS No. 150 to have an impact on the Company's consolidated financial position or results of operations.

NOTE  3  -  EARNINGS  PER  SHARE:

     The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share", and Staff Accounting Bulletin ("SAB") No. 98.

     Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share is computed by dividing loss by the weighted-average number of shares of Common Stock outstanding during the period. The weighted-average number of shares utilized in arriving at basic earnings per share reflects an adjustment to exclude 26,999 common shares for the three and six month periods ended June 30, 2002 for outstanding shares held in escrow as a result of the Company's acquisition during 2001. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares does not include the adjustment for escrowed shares and is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.

NOTE  4  -  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS:

     During the second quarter of 2003, the Company identified indicators of impairment, including recent changes in the Company's 2003 operating and cash flow forecasts, and changes in its strategic plans for certain of its acquired businesses, which required that the Company evaluate the appropriateness of the carrying value of its long-lived assets, principally goodwill recorded upon the 2001 acquisition of OutBack Resource Group, Inc. ("Outback"). A write-down of the entire goodwill related to acquisition of Outback of $193 was recorded during the second quarter of 2003, reflecting the amount by which the carrying amount of the respective reporting unit exceeded its respective fair values as determined utilizing estimates of future discounted cash flows.

     The following table summarizes other intangibles subject to amortization at the dates indicated:

                          June 30, 2003                 December 31, 2002

                  Gross                            Gross
                Carrying    Accumulated          Carrying   Accumulated
                 Amount    Amortization    Net    Amount    Amortization    Net
                -----------------------------------------------------------------
Trade Names      $ 4,572  $      (3,835)  $  737  $ 4,572  $      (3,651)  $  921
Technology         3,017         (2,833)     184    3,017         (2,741)     276
Customer Lists     2,258         (2,078)     180    2,258         (1,988)     270
Other                556           (185)     371       --             --       --
Patents            1,000         (1,000)      --    1,000         (1,000)      --
                -----------------------------------------------------------------
                 $11,403  $      (9,931)  $1,472  $10,847  $      (9,380)  $1,467
                =================================================================

     Amortization expense for other intangibles totaled $267 and $433 for the three months ended June 30, 2003 and 2002, respectively, and $551 and $866 for the six months ended June 30, 2003 and 2002, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Six  Months  Ending  December  31,  2003     $   642
Year  Ending  December  31,         2004         647
                                    2005         183

NOTE  5  -  STOCK-BASED  COMPENSATION

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

                                                     Three months ended June 30,        Six months ended June 30,
                                                  ---------------------------------  -------------------------------
                                                        2003             2002             2003            2002
                                                  ----------------  ---------------  --------------  ---------------
Net loss applicable to common stockholders, as
reported . . . . . . . . . . . . . . . . . . . .  $        (2,879)  $      (11,291)  $      (5,846)  $      (23,479)
Deduct: Stock-based employee compensation
expense included in reported net loss. . . . . .               79              611             158            1,221

Add: Total stock-based employee compensation
expense determined under fair value based method
for all awards . . . . . . . . . . . . . . . . .           (1,149)          (1,742)         (2,298)          (3,484)
                                                  ----------------  ---------------  --------------  ---------------
Pro forma net loss applicable to common
stockholders . . . . . . . . . . . . . . . . . .  $        (3,949)  $      (12,422)  $      (7,986)  $      (25,742)
                                                  ================  ===============  ==============  ===============
Loss per share - basic, as reported. . . . . . .  $         (0.05)  $        (0.21)  $       (0.11)  $        (0.44)
                                                  ================  ===============  ==============  ===============
Loss per share - diluted, as reported. . . . . .  $         (0.05)  $        (0.21)  $       (0.11)  $        (0.44)
                                                  ================  ===============  ==============  ===============
Pro forma loss per share - basic . . . . . . . .  $         (0.07)  $        (0.23)  $       (0.15)  $        (0.48)
                                                  ================  ===============  ==============  ===============
Pro forma loss per share - diluted . . . . . . .  $         (0.07)  $        (0.23)  $       (0.15)  $        (0.48)
                                                  ================  ===============  ==============  ===============

     The pro forma results above are not intended to be indicative of or a projection of future results.

NOTE  6  -  STRATEGIC  ALLIANCE  WITH  EARTHLINK,  INC.:

     The Company formed a comprehensive strategic alliance with EarthLink by entering into a series of agreements pursuant to which, among other things, EarthLink purchased all of the Company's cellular digital packet data (CDPD) subscribers as well as certain of the Company's Cingular and Motient network subscribers. As a result of this alliance, the Company recorded a gain on the sale of subscribers of $565 and $1,745 during the three and six months ended June 30, 2003, respectively. Additionally, the Company entered into a sublease agreement for a portion of the Company's principal offices no longer utilized as a result of the Company's strategic alliance with Earthlink. Accordingly, the Company recorded an accrued loss on sublease of $611 during the six months ended June 30, 2003.

     Additionally, as part of the strategic alliance, the Company and EarthLink entered into an agreement to collaborate on developing new applications and extensions of existing technology, including EarthLink-branded wireless data services, as well as new technologies. As a result of this agreement, the Company recorded approximately $53 and $174 of other revenue for the three and six months ended June 30, 2003, respectively.

NOTE  7  -  IMPAIRMENT  OF  LONG  LIVED  ASSETS:

     During the second quarter of 2003, the Company evaluated the carrying value of certain software and equipment, which were idled upon the most recent transition of certain activities to EarthLink. As a result of this evaluation, the Company wrote off specific assets with a carrying value of $1,052. This charge was included in Impairment of long-lived assets in the Condensed Consolidated Statements of Operations for the three and six Months Ended June 30, 2003.

NOTE  8  -  ACQUISITION  OF  SUBSCRIBERS:

     On February 8, 2003, the Company entered into an agreement to acquire through its subsidiary, Wynd Communications Corp. ("Wynd"), approximately 4,290 subscribers from Boundless Depot LLC ("Boundless") . The purchase price of approximately $556 will be subject to adjustment for subscriber churn and may be satisfied by the issuance of up to 542,317 shares of Common Stock, valued at $139, which will be issued no earlier then September 5, 2003, and cash consideration totaling $417 (of which $320 is included in accrued expenses), which will be payable in installments over the next 12 months varying in monthly installments ranging from $15 to $115. The total purchase price will be amortized as an other intangible asset on a straight line basis over a period of 12 months.

NOTE  9  -  CONTINGENCIES:

     On July 2, 2003, Eastern Computer Exchange, Inc. ("Eastern Computer") filed suit against the Company in the United States District Court for the District of New Jersey with respect to the Company's non-performance of certain payment obligations pursuant to two equipment leases (the "Leases"). Eastern Computer demanded and has received from the Company all of the equipment covered by the Leases. Eastern Computer also seeks monetary amounts related to obligations under leases ranging from approximately $200,000 to approximately $800,000. The parties are currently in settlement discussions, however there can be no assurance that such matter will be resolved in the Company's favor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     GoAmerica, Inc., a Delaware corporation ("We," "Us" or the "Company"), develops and distributes wireless data technology, applications and software that address the productivity and communications needs of enterprise customers, consumers and the deaf, hard of hearing or speech impaired community. In the enterprise market, our solutions are primarily based on our proprietary software technology called Go.Web. By utilizing Go.Web, corporations can improve the productivity of employees by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks. Our Go.Web technology can be hosted and supported in a secure network operations center maintained by GoAmerica or its third party outsourcing provider or installed behind an enterprise's network security system, commonly know as the firewall. Customers who opt to install the software do so by purchasing our proprietary Go.Web Enterprise Server, formally known as Go.Web OnPrem(TM), technology. In the consumer market, we primarily offer wireless data solutions that are designed for people who are deaf, hard of hearing or speech impaired. We market and support these services through Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica.

      Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and e-commerce system as well as our billing system. We have invested additional capital in the development of our software applications Go.Web and Mobile Office, as well as other software applications. We have provided mobile devices made by third parties to our customers at prices below our costs for such devices. We have incurred operating losses since our inception and expect to continue to incur operating losses for at least the next several quarters. We will need to significantly improve our overall gross margins and further reduce our selling, general and administrative expenses to become profitable and sustain profitability on a quarterly or annual basis. As a result of our strategic alliance with EarthLink, Inc., or EarthLink, we anticipate overall revenue to decline while gross margins should increase and selling, marketing and administrative expenses should decline. We may continue to generate revenues from EarthLink from three primary sources: (i) recurring service revenue; (ii) software revenue; and (iii) activation bounties. We have substantially reduced our costs of subscriber airtime and operating costs as a result of our strategic alliance with EarthLink.

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

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. We also charged our CDPD subscribers a per kilobyte fee for using a mobile device outside of a designated geographical area, or roaming; such fees are recognized as revenue when collected. We also generally charged a non-refundable activation fee upon initial subscription. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts, which are generally either six months, one year or two year agreements. Equipment revenue is recognized upon shipment to the end user. We also provide mobile devices to our customers at prices below our costs as incentives for customers to enter into service agreements. Such incentives are recorded as a reduction to subscriber and equipment revenue at the time of sale, allocated based upon the relative fair value of the equipment and services provided. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to current market conditions. We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In assessing the recoverability of our goodwill, other intangibles and other long lived assets, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During the second quarter of 2003, we evaluated the carrying value of certain software and equipment which were idled upon our most recent transition of certain activities to EarthLink and have recorded an adjustment to the carrying value of specific assets.

RESULTS  OF  OPERATIONS

Three months ended June 30, 2003 Compared to Three months ended June 30, 2002

     Subscriber revenue. Subscriber revenue decreased 63%, to $2.9 million for the three months ended June 30, 2003 from $7.8 million for the three months ended June 30, 2002. This decrease was primarily due to the sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter 2002. Our subscriber base decreased to 85,018 subscribers at June 30, 2003 from 132,800 subscribers at June 30, 2002. Our ARPU decreased to $12.26 for the three months ended June 30, 2003 from $22.94 for the three months ended June 30, 2002. The decline in ARPU was due to the sale of full-service offering subscribers referenced above. We expect revenue to increase slightly and ARPU to remain constant from our continued leveraging of strategic agreements for the sale of our Go.Web value-added services and higher ARPU full-service offerings through Wynd.

     Equipment revenue. Equipment revenue decreased to $240,000 for the three months ended June 30, 2003 from $1.8 million for the three months ended June 30, 2002. This decrease was primarily due to lower sales of mobile devices as a result of our strategic alliance with EarthLink. We anticipate that equipment revenue will further decline as we will primarily sell mobile devices through our subsidiary, Wynd Communications Corporation, or Wynd.

     Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, increased to $159,000 for the three months ended June 30, 2003 from $60,000 for the three months ended June 30, 2002. This increase was primarily due to our recent strategic alliance with EarthLink in which we collaborate on developing new applications and extensions of existing technology, including EarthLink-branded wireless data services, as well as new technologies. We anticipate that consulting services may increase as a result of our recent strategic alliance with EarthLink.

     Cost of subscriber airtime. Cost of subscriber airtime decreased 92%, to $463,000 for the three months ended June 30, 2003 from $5.7 million for the three months ended June 30, 2002. This decrease was primarily due to the sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter of 2002. Additionally, during the three months ended June 30, 2003, we recorded a $763,000 one-time reduction of accruals for certain subscriber-related costs recorded in prior periods. Excluding the one-time adjustment, cost of subscriber airtime decreased 79%, to $1.2 million for the three months ended June 30, 2003 from $5.7 million for the three months ended June 30, 2002. Cost of subscriber airtime excluding such adjustment constitutes a so-called "non-GAAP financial measure". We believe that disclosure of such measure provides useful insight with respect to future operations. We expect the number of subscribers and related use of our services to increase slightly as a result of our continued leveraging of strategic agreements for the sale of our Go.Web value-added services and higher ARPU full-service offerings through Wynd

     Cost of network operations. Cost of network operations decreased to $584,000 for the three months ended June 30, 2003 from $855,000 for the three months ended June 30, 2002. We expect cost of network operations to further decline as a result of decreased salaries and benefits for personnel performing network operations activities.

     Cost of equipment revenue. Cost of equipment revenue decreased 75%, to $486,000 for the three months ended June 30, 2003 from $2.0 million for the three months ended June 30, 2002. This decrease primarily was due to lower sales of mobile devices and was partially offset by a non-cash inventory charge of $200,000 recorded during the second quarter of 2003 to value a portion of our remaining inventory at the lower of cost or market. As a result of our strategic alliance with EarthLink, we anticipate that the cost of equipment revenue will further decline as we will primarily sell mobile devices through Wynd.

     Sales and marketing. Sales and marketing expenses decreased 81%, to $437,000 for the three months ended June 30, 2003 from $2.5 million for the three months ended June 30, 2002. This decrease primarily was due to decreased advertising costs paid to third parties as well as decreased salaries and benefits for personnel performing sales and marketing activities. We expect sales and marketing expenses to further decline as a result of leveraging our strategic alliance with EarthLink and other partners.

     General and administrative. General and administrative expenses decreased 70%, to $2.3 million for the three months ended June 30, 2003 from $7.5 million for the three months ended June 30, 2002. This decrease primarily was due to decreased salaries and benefits for personnel performing business development and general corporate activities and decreased infrastructure buildout. We expect general and administrative expenses to further decline as a result of our outsourcing of billing, customer support and network services resulting from our strategic alliance with EarthLink.

     Research and development. Research and development expense decreased to $381,000 for the three months ended June 30, 2003 from $900,000 for the three months ended June 30, 2002. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities. We expect research and development expenses to further decline as a result of our strategic alliance with EarthLink.

     Amortization of goodwill and other intangibles. Amortization of other intangibles decreased for the three months ended June 30, 2003 to $322,000 from $433,000 for the three months ended June 30, 2002. This decrease primarily was due to patents being fully amortized. We expect amortization of other intangibles to remain constant.

     Impairment of long-lived assets. During the second quarter of 2003, we identified certain indicators of impairment including recent changes in the Company's 2003 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses which required that we evaluate the appropriateness of the carrying value of our long-lived assets, principally goodwill recorded upon the acquisition of OutBack Resource Group, Inc., ("Outback"). A write-down of goodwill totaling $193,000 was recorded during the second quarter of 2003, reflecting the amount by which the carrying amount of the respective reporting unit exceeded its respective fair value. In addition, as a result of our recent strategic alliance with EarthLink, we evaluated the carrying value of certain software and equipment which were idled upon our most recent transition of certain activities to EarthLink. As a result of this evaluation, during the second quarter of 2003, we wrote-off specific assets with a carrying value of $1.1 million.

     Gain on sale of subscribers. Gain on sale of subscribers resulted from our comprehensive strategic alliance whereby EarthLink purchased all of the Company's cellular digital packet data (CDPD) subscribers as well as certain of the Company's Cingular and Motient network subscribers. As a result of this agreement, we recorded a gain on the sale of subscribers of $565,000 during the three months ended June 30, 2003.

Six months ended June 30, 2003 Compared to Six months ended June 30, 2002

     Subscriber revenue. Subscriber revenue decreased 66%, to $5.4 million for the six months ended June 30, 2003 from $15.9 million for the six months ended June 30, 2002. This decrease was primarily due to the sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter 2002. Our subscriber base decreased to 85,018 subscribers at June 30, 2003 from 132,800 subscribers at June 30, 2002. Our ARPU decreased to $15.17 for the six months ended June 30, 2003 from $23.48 for the six months ended June 30, 2002. The decline in ARPU was due to the sale of full-service offering subscribers referenced above.

     Equipment revenue. Equipment revenue decreased to $651,000 for the six months ended June 30, 2003 from $4.0 million for the six months ended June 30, 2002. This decrease was primarily due to lower sales of mobile devices as a result of our strategic alliance with EarthLink.

     Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, increased to $340,000 for the six months ended June 30, 2003 from $108,000 for the six months ended June 30, 2002. This increase was primarily due to our recent strategic alliance with EarthLink in which we will collaborate on developing new applications and extensions of existing technology, including EarthLink-branded wireless data services, as well as new technologies.

     Cost of subscriber airtime. Cost of subscriber airtime decreased 90%, to $1.2 million for the six months ended June 30, 2003 from $11.9 million for the six months ended June 30, 2002. This decrease was primarily due to the sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter of 2002. Additionally, during the three months ended June 30, 2003, we recorded a $763,000 one-time reduction of accruals for certain subscriber-related costs recorded in prior periods. Excluding the one-time adjustment, cost of subscriber airtime decreased 83%, to $2.0 million for the six months ended June 30, 2003 from $11.9 million for the six months ended June 30, 2002. Cost of subscriber airtime excluding such adjustment constitutes a so-called "non-GAAP financial measure". We believe that disclosure of such measure provides useful insight with respect to future operations.

     Cost of network operations. Cost of network operations decreased slightly to $1.3 million for the six months ended June 30, 2003 from $1.6 million for the six months ended June 30, 2002.

     Cost of equipment revenue. Cost of equipment revenue decreased 79%, to $883,000 for the six months ended June 30, 2003 from $4.3 million for the six months ended June 30, 2002. This decrease primarily was due to lower sales of mobile devices and was partially offset by a non-cash inventory charge of $331,000 recorded during the six months ended June 30, 2003 to value a portion of our remaining inventory at the lower of cost or market.

     Sales and marketing. Sales and marketing expenses decreased 79%, to $1.0 million for the six months ended June 30, 2003 from $4.8 million for the six months ended June 30, 2002. This decrease primarily was due to decreased advertising costs paid to third parties as well as decreased salaries and benefits for personnel performing sales and marketing activities.

     General and administrative. General and administrative expenses decreased 64%, to $5.7 million for the six months ended June 30, 2003 from $15.9 million for the six months ended June 30, 2002. This decrease primarily was due to decreased salaries and benefits for personnel performing business development and general corporate activities and decreased infrastructure buildout.

     Research and development. Research and development expense decreased 53%, to $896,000 for the six months ended June 30, 2003 from $1.9 million for the six months ended June 30, 2002. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities.

     Amortization of goodwill and other intangibles. Amortization of other intangibles decreased for the six months ended June 30, 2003 to $551,000 from $866,000 for the six months ended June 30, 2002. This decrease primarily was due to patents being fully amortized.

     Impairment of long-lived assets. During the second quarter of 2003, we identified certain indicators of impairment including recent changes in the Company's 2003 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses which required that we evaluate the appropriateness of the carrying value of our long-lived assets, principally goodwill recorded upon the acquisition of OutBack Resource Group, Inc., ("Outback"). A write-down of goodwill totaling $193,000 was recorded during the second quarter of 2003, reflecting the amount by which the carrying amount of the respective reporting unit exceeded its respective fair value. In addition, as a result of our recent strategic alliance with EarthLink, we evaluated the carrying value of certain software and equipment which were idled upon our most recent transition of certain activities to EarthLink. As a result of this evaluation, during the second quarter of 2003, we wrote-off specific assets with a carrying value of $1.1 million.

     Gain on sale of subscribers. Gain on sale of subscribers resulted from our comprehensive strategic alliance whereby EarthLink purchased all of the Company's cellular digital packet data (CDPD) subscribers as well as certain of the Company's Cingular and Motient network subscribers. As a result of this agreement, we recorded a gain on the sale of subscribers of $1.7 million during the six months ended June 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since our inception, we financed our operations through private placements of our equity securities and our redeemable convertible preferred stock, which resulted in aggregate net proceeds of approximately $18.4 million through December 31, 1999. During the first quarter of 2000, we issued and sold 648,057 shares of Series B Preferred Stock for net proceeds of approximately $24.6 million. In April 2000, we consummated our initial public offering of 10,000,000 shares of our common stock at a price to the public of $16.00 per share, all of which were issued and sold for net proceeds of $146.2 million. As of June 30, 2003, we had $1.5 million in cash and cash equivalents and a working capital deficit of $3.1 million.

     We have incurred significant operating losses since our inception and as of June 30, 2003 have an accumulated deficit of $262.1 million. During the six months ended June 30, 2003, we incurred a net loss of $5.8 million and used $5.5 million of cash to fund operating activities. As of June 30, 2003 we had $1.5 million in cash and cash equivalents ($1.2 million at July 31, 2003), exclusive of $597,000 in restricted cash supporting certain letters of credit. During 2002 and into 2003, we took steps to reduce our annual payroll by more than 40% and took further actions to reduce sales and marketing expenses. In addition, on September 25, 2002, we formed a comprehensive strategic alliance with EarthLink by entering into a series of agreements. Pursuant to these agreements, we may generate revenues from three primary sources: (i) recurring service revenue; (ii) software revenue; and (iii) activation bounties. The EarthLink agreements also enable us to reduce our costs of subscriber airtime. Our 2003 operating plan includes further reductions in headcount as well as additional reductions in sales and marketing expenditures from levels incurred during 2002. Additionally, we are actively working to renegotiate our long term lease obligations and other vendor liabilities. The Company currently is in default of certain of such obligations and liabilities. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next three months. For us to remain in business beyond such three month period, we will likely require additional financing. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes. We may not be able to raise funds on terms favorable to us, or at all. As a result of these and related considerations, our independent auditors issued a going concern opinion in connection with our 2002 financial statements.

     Over the past twelve months, our available cash has decreased substantially. This reduction in liquidity creates significant constraints on the manner in which our business can operate. We have retained an outside advisor to assist us in analyzing various steps that we may take to enhance our liquidity. Such steps may include the sale or other disposition of certain of our assets, including our Go.Web technology, and the redeployment of the net proceeds in aspects of our business which we believe are well positioned for revenue generation and growth. We cannot assure you as to when or whether such steps will be taken and, if taken, whether such steps will be successful.


     Net cash used in operating activities decreased to $5.5 million for the six months ended June 30, 2003 from $18.2 million for the six months ended June 30, 2002. This decrease primarily was due to decreased losses from operations.

     We generated $2.1 million in cash in investing activities during the six months ended June 30, 2003 as compared to using $270,000 in cash for the six months ended June 30, 2002. Cash provided by investing activities primarily resulted from the gain on sale of subscribers. Cash used in investing activities during the six months ended June 30, 2002 was principally for purchases of property, equipment and leasehold improvements.

     We generated $9,000 in cash in financing activities during the six months ended June 30, 2003 as compared to using $543,000 for the six months ended June 30, 2002. Cash provided by financing activities primarily resulted from proceeds from the sale stock through option exercises. Cash used by financing activities during the six months ended June 30, 2002 was principally for repayment of capital leases and was partially offset by proceeds from the sale of stock through our Employee Stock Purchase Plan.

     As of June 30, 2003, our principal commitments consisted of obligations outstanding under operating leases. As of June 30, 2003, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $9.3 million, of which approximately $2.0 million is payable in the next twelve months.

     The following table summarizes GoAmerica's contractual obligations at June 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                        Less than 1
June 30, (In thousands)         Total       Year      1-3 Years   4-5 Years   After 5 Years
Contractual Obligations:
  Capital Lease Obligations     $  242  $        232  $       10  $       --  $           --
  Operating Lease
    Obligations                  9,284         1,960       2,950       2,278           2,096
                                ------  ------------  ----------  ----------  --------------
  Total Contractual Cash
    Obligations                 $9,526  $      2,192  $    2,960  $    2,278  $        2,096
                                ======  ============  ==========  ==========  ==============

Other Commercial Commitments:
  Standby Letter of Credit      $  597  $         --  $      597  $       --  $           --
                                ------  ------------  ----------  ----------  --------------
  Total Commercial Commitments  $  597  $         --  $      597  $       --  $           --
                                ======  ============  ==========  ==========  ==============


FORWARD  LOOKING  STATEMENTS

     Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our reduced capital resources and need for additional liquidity; (iii) our ability to fund our operating needs through available cash reserves; (iv) our ability to consummate our proposed divestiture of Go.Web assets promptly and on a satisfactory basis; (v) the impact on our business from our receiving a "going concern" opinion from our independent auditors; (vi) our ability to successfully implement our strategic alliance with EarthLink; (vii) our dependence on EarthLink to provide billing, customer and technical support to our subscribers; (viii) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (ix) our dependence on wireless carrier networks; (x) our ability to respond to increased competition in the wireless data industry; (xi) our ability to integrate acquired businesses and technologies; (xii) our ability to leverage strategic alliances to generate revenue growth; (xiii) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; and
(xiv) our ability to manage our remaining operations. As a result of such risks and others expressed from time to time in our filings with the Securities and Exchange Commission, our actual results could differ materially from the results discussed in or implied by the forward-looking statements contained herein.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required with the beginning of fiscal year 2003. The adoption of this statement did not have a significant impact on the Company's results of operations.

     In  November  2002,  the  FASB  issued  FASB Interpretation ("FIN") No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 did not have a significant impact on our consolidated financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated financial position, liquidity, or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS No. 150 to have an impact on our consolidated financial position or results of operations.


ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We believe that we have limited exposure to financial market risks, including changes in interest rates. At June 30, 2003, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $15,000 based on cash and cash equivalent balances at June 30, 2003. We currently hold no derivative instruments and do not earn foreign-source income.

ITEM  4.  CONTROLS  AND  PROCEDURES


Evaluation of disclosure controls and procedures.

     Disclosure  controls  and  procedures.  As of the end of the Company's most
     -------------------------------------
recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     Changes  in  internal controls over financial reporting. There have been no
     -------------------------------------------------------
changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     On July 2, 2003, Eastern Computer Exchange, Inc. ("Eastern Computer") filed suit against GoAmerica in the United States District Court for the District of New Jersey with respect to GoAmerica's non-performance of certain payment obligations pursuant to two equipment leases (the "Leases"). Eastern Computer demanded and has received from GoAmerica all of the equipment covered by the Leases. Eastern Computer also seeks monetary amounts related to obligations under leases ranging from approximately $200,000 to approximately $800,000. The parties are currently in settlement discussions, however GoAmerica cannot be sure of a satisfactory resolution at this time and will defend against the claims fully, if necessary.


ITEM 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Changes  in  Securities

     None

Use  of  Proceeds

     On April 6, 2000, the Commission declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the Commission in connection with our initial public offering of Common Stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect, now CSFBdirect. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 10,000,000 shares of our Common Stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6 million. As of June 30, 2003, approximately $1.5 million of the $146.2 million in net proceeds received by us upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $144.7 million of the net proceeds have been specifically applied as follows: (i) $5.1 million for the acquisition of other businesses; (ii) $37.7 million for sales and marketing expenses; (iii) $11.0 million for the purchase of capital assets; and
(iv)  $90.9  million  for  working  capital  needs.

ITEM 5.  OTHER  INFORMATION

Resignation of Employment of Chief Financial Officer of GoAmerica, Inc.

     On August 14, 2003, Francis J. Elenio, our Chief Financial Officer, Secretary and Treasurer, announced his resignation as Chief Financial Officer and Secretary effective August 15, 2003. The Company intends to retain an interim Chief Financial Officer on an independent contractor basis and Mr. Elenio will continue to provide certain consulting services to the Company during this transition.

ITEM 6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

          31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  During  the  quarter  ended  June  30,  2003, the registrant filed two
          Reports  on  Form  8-K  with  the  Commission:

          On April 9, 2003, the Company filed a Current Report on Form 8-K with regard to the issuance of a press release regarding financial results for the three months and year ended December 31, 2003 (Item 9).

          On June 30, 2003, the Company filed a Current Report on Form 8-K with regard to the issuance of a press release providing an update on the Company's strategic initiative process and refocused business mission (Item 9).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GOAMERICA,  INC.


DATE:    August 14, 2003                   By:  /s/  Daniel  R.  Luis
                                                --------------------------------
                                                Daniel  R.  Luis
                                                Chief  Executive  Officer
                                                (Principal Executive Officer)



DATE:     August 14, 2003                  By:  /s/  Francis  J.  Elenio
                                                --------------------------------
                                                Francis J. Elenio
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT NO.                     DESCRIPTION

          31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.