Form 10-Q
period 2003-09-30
GOAMERICA INC
filed 2003-11-13
CIK 1101268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                       September 30, 2003 Commission File
                                   No. 0-29359
                                 GoAmerica, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                             22-3693371
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

433 Hackensack Avenue, Hackensack, New Jersey                     07601
--------------------------------------------------------------------------------
Address of Principal Executive Offices)                        (Zip Code)


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

                        Yes:   X                      No:  __

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                        Yes:   __                     No:   X

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2003:

                  Class                                    Number of Shares
                  -----                                    ----------------
       Common Stock, $.01 par value                           54,341,946

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

PART I.       FINANCIAL INFORMATION.....................................................................        1

         Item 1.    Financial Statements (unaudited)....................................................        1

                Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002....        2

                Condensed  Consolidated  Statements  of  Operations  for the Three and Nine Months  Ended
                     September 30, 2003 and 2002........................................................        3

                Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                     2003 and 2002......................................................................        4

                Notes to Condensed Consolidated Financial Statements....................................        5

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations       10

                    General..............................................................................       10

                    Critical Accounting Policies and Estimates...........................................       10

                    Results of Operations................................................................       11

                    Liquidity and Capital Resources......................................................       13

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................       16

         Item 4.    Controls and Procedures..............................................................       16

PART II.      OTHER INFORMATION.........................................................................        17

         Item 1.    Legal Proceedings...................................................................        17

         Item 5.    Other Information...................................................................        17

         Item 6.    Exhibits and Reports on Form 8-K....................................................        18

SIGNATURES .............................................................................................        19

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)


                                                                                September 30,   December 31,
                                                                                     2003           2002
                                                                                ----------------------------
                                                                                 (Unaudited)
Assets
Current assets:
     Cash and cash equivalents .........................................        $     842         $   4,982
     Accounts receivable, net ..........................................            2,714             5,780
     Merchandise inventories, net ......................................              294             1,046
     Prepaid expenses and other current assets .........................              319               520
                                                                                ---------         ---------
Total current assets ...................................................            4,169            12,328

Restricted cash                                                                        --               950
Property, equipment and leasehold improvements, net ....................            2,122             4,685
Goodwill, net ..........................................................            6,000             6,193
Trade names and other intangible assets, net ...........................            1,092             1,467
Other assets ...........................................................              745             1,142
                                                                                ---------         ---------
                                                                                $  14,128         $  26,765
                                                                                =========         =========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable ..................................................        $   3,206         $   4,694
     Accrued expenses ..................................................            2,420             5,917
     Deferred revenue ..................................................            1,083             2,406
     Other current liabilities .........................................              110               348
                                                                                ---------         ---------
Total current liabilities ..............................................            6,819            13,365
Other liabilities ......................................................              814               383

Commitments and contingencies

Stockholders' equity:
    Common stock,  $.01 par value, authorized: 200,000,000 shares in
     2003 and 2002; issued: 54,341,946 in 2003 and 54,026,057 in 2002 ..              543               540
     Additional paid-in capital ........................................          269,104           269,015
     Deferred employee compensation ....................................              (79)             (314)
     Accumulated deficit ...............................................         (263,073)         (256,224)
                                                                                ---------         ---------
Total stockholders' equity .............................................            6,495            13,017
                                                                                ---------         ---------
                                                                                $  14,128         $  26,765
                                                                                =========         =========

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (Unaudited)

                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                   -------------------------------------------------------------------
                                                       2003              2002              2003              2002
                                                   -------------------------------------------------------------------
 Revenues:
      Subscriber................................   $        2,554   $        7,375     $       7,997    $      23,260
      Equipment.................................              266            1,631               917            5,660
      Other.....................................              303               94               643              202
                                                   --------------   --------------     -------------    -------------
                                                            3,123            9,100             9,557           29,122
 Costs and expenses:
      Cost of subscriber airtime, net...........            1,105            4,827             2,305           16,765
      Cost of network operations................              365              791             1,661            2,409
      Cost of equipment revenue.................              140            2,547             1,023            6,809
      Sales and marketing,  net.................             (169)           1,988               868            6,817
      General and administrative................            1,891            6,927             7,592           22,801
      Research and development..................              220              963             1,116            2,863
      Depreciation and amortization.............              339            1,212             1,546            3,613
      Amortization of other intangibles.........              242              433               793            1,299
      Impairment of goodwill....................               --            8,400               193            8,400
      Impairment of long-lived assets...........               --            5,295             1,052            5,295
                                                   --------------   --------------     -------------    -------------
                                                            4,133           33,383            18,149           77,071
                                                   --------------   --------------     -------------    -------------
 Loss from operations...........................           (1,010)         (24,283)           (8,592)         (47,949)

 Other income (expense):
 Gain on sale of subscribers....................               11               --             1,756               --
 Interest income, net...........................               (4)              26               (13)             213
                                                   ---------------  --------------     --------------   -------------
 Total other income.............................                7               26             1,743              213
                                                   --------------   --------------     -------------    -------------
 Net loss.......................................   $       (1,003)  $      (24,257)    $      (6,849)   $     (47,736)
                                                   ==============   ==============     =============    =============

 Basic net loss per share.......................   $        (0.02)  $        (0.45)    $       (0.13)   $       (0.89)
                                                   ===============  ===============    ==============   =============
 Diluted net loss per share.....................   $        (0.02)  $        (0.45)    $       (0.13)   $       (0.89)
                                                   ===============  ===============    =============    =============
 Weighted average shares used in computation of
    basic net loss per share ...................       54,310,650       53,917,005        54,249,507       53,804,041
 Weighted average shares used in
    computation of diluted net loss per share...       54,310,650       53,944,004        54,249,507       53,831,040

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                       Nine Months Ended September 30,
                                                                           2003               2002
                                                                       ----------          ----------
Operating activities
Net loss ......................................................        $   (6,849)         $  (47,736)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...............................             1,546               3,613
  Amortization of other intangible assets .....................               793               1,299
  Impairment of goodwill ......................................               193               8,400
  Impairment of long-lived assets .............................             1,052               5,295
  Provision for losses (recoveries) on accounts receivable ....               (34)              2,690
  Accrued loss on sublease ....................................               519                  --
  Gain on sale of subscribers .................................            (1,756)                 --
  Non-cash employee compensation ..............................               235               1,807
  Non-cash rent expense .......................................                 5                  29
    Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable ................             3,100                (486)
    Decrease in merchandise inventories .......................               752               5,051
    Decrease in prepaid expenses and other current assets .....               201               1,093
    Decrease in accounts payable ..............................            (1,488)             (3,598)
    Decrease in accrued expenses and other liabilities ........            (3,856)               (763)
    (Decrease) in deferred revenue ........................                (1,323)               (645)
                                                                       ----------          ----------
Net cash used in operating activities .........................            (6,910)            (23,951)

Investing activities
Change in other assets and restricted cash ....................             1,347                  --
Purchase of property, equipment and leasehold improvements ....               (35)               (349)
Proceeds from sale of subscribers .............................             1,756                  --
Acquisition of subscribers ....................................              (345)                 --
                                                                       ----------          ----------
Net cash provided by (used) in investing activities ...........             2,723                (349)

Financing activities
Issuance of common stock, net of related expenses .............                92                 126
Payments made on capital lease obligations ....................               (45)               (566)
                                                                       ----------          ----------
Net cash provided by (used) in financing activities ...........                47                (440)
                                                                       ----------          ----------

Net decrease in cash and cash equivalents .....................            (4,140)            (24,740)
Cash and cash equivalents at beginning of period ..............             4,982              34,977
                                                                       ----------          ----------
Cash and cash equivalents at end of period ....................        $      842          $   10,237
                                                                       ==========          ==========



Supplemental Disclosure of Non-Cash Investing and Financing Activities:

The Company acquired through its subsidiary, Wynd Communications Corp., approximately 3,229 subscribers from Boundless Depot LLC. The purchase price was approximately $418 (of which $345 has been paid as of September 30, 2003 and $73 is included in accrued expenses).


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In thousands, except share and per share data)

Note 1 - Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) that the Company considers necessary for the fair presentation of its financial position as of September 30, 2003 and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         The Company has formed strategic relationships with wireless carriers, software providers, and hardware manufacturers who provide mobile computer users and deaf and hard of hearing consumers with wireless communications services and devices that complement the Company's products and services. The Company also distributes wireless communication devices, principally to customers of its wireless services, and earns commissions from the procurement of subscribers on behalf of various wireless network providers and EarthLink, Inc. ("EarthLink"). The Company is highly dependent on EarthLink for billing and collections, customer support and technical support. The Company also receives monthly subscriber revenue from its deaf and hard of hearing customers. Additionally, the Company is highly dependent on EarthLink and other third parties for wireless communication devices and wireless network connectivity.

         The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes that the Company's services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception and, as of September 30, 2003, has an accumulated deficit of $263,073. As of September 30, 2003, the Company had $842 in cash and cash equivalents ($600 at October 31,
2003). Management's 2003 operating plan includes further reductions in employee-related expenses as well as additional reductions in sales and marketing expenditures from levels incurred during 2002. During the nine months ended September 30, 2003, the Company retained an outside advisor to assist it in analyzing various steps that it may take to enhance its liquidity. Such steps may include the sale or other disposition of certain of the Company's assets, including its Go.Web technology (as discussed in the Company's June 30, 2003 Form 8-K filing), and the redeployment of the net proceeds in aspects of its business that the Company believes are well positioned for revenue generation and growth. Subsequently, the Company suspended its active attempts to sell its assets and has retained a separate outside advisor to explore equity placements that would enable the Company to continue its operations. Additionally, management is seeking to renegotiate certain of the Company's long term lease obligations and other vendor liabilities. The Company is currently in default on certain of these obligations and liabilities. In the event that management is unable to achieve its plans, additional reductions in operations may be necessary. There can be no assurance that the Company will achieve its 2003 operating plan, enter into one or more agreements to enhance liquidity or successfully renegotiate its long term lease obligations and other vendor liabilities. The accompanying financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty. Although the Company continues to reduce its cash burn, there can be no assurance that the Company will not elect to seek or be forced into bankruptcy protection.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year. During the third quarter of 2003, the Company renegotiated certain contractual obligations. As a result, the Company recorded a $372 reduction of accruals for certain sales and marketing costs recorded in prior periods. Additionally, during the second quarter of 2003, the Company renegotiated certain contractual obligations. As a result, the Company recorded a $763 reduction of accruals for certain subscriber-related costs recorded in prior periods.

Note 2 - Significant Accounting Policies:

Recent Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board, "FASB", issued Statement of Financial Accounting Standards, "SFAS", No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. The adoption of this statement did not have a significant impact on the Company's results of operations.

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

         In January 2003, the FASB issued FASB Interpretation FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period after December 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position or results of operations.

Note 3 - Earnings Per Share:

         The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share", and Staff Accounting Bulletin, "SAB", No. 98.

         Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share is computed by dividing loss by the weighted-average number of shares of Common Stock outstanding during the period. The weighted-average number of shares utilized in arriving at basic earnings per share reflects an adjustment to exclude 26,999 common shares for the three and nine month periods ended September 30, 2002 for outstanding shares held in escrow as a result of the Company's acquisition during 2001. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares does not include the adjustment for escrowed shares and is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed preferred stock conversion is anti-dilutive and as such, these amounts (except for warrants issued for nominal consideration) have been excluded from the calculation of diluted earnings per share.

Note 4 - Goodwill and Other Intangible Assets:

         During the second quarter of 2003, the Company identified indicators of impairment, including recent changes in the Company's 2003 operating and cash flow forecasts, and changes in its strategic plans for certain of its acquired businesses, which required that the Company evaluate the appropriateness of the carrying value of its long-lived assets, principally goodwill recorded upon the 2001 acquisition of OutBack Resource Group, Inc. ("Outback"). A write-down of the entire goodwill related to the acquisition of Outback of $193 was recorded during the second quarter of 2003, reflecting the amount by which the carrying amount of the respective reporting unit exceeded its respective fair values as determined utilizing estimates of future discounted cash flows.


         The  following   table   summarizes   other   intangibles   subject  to
amortization at the dates indicated:

                               September 30, 2003                       December 31, 2002
                      Gross                                   Gross
                    Carrying    Accumulated                   Carrying     Accumulated
                     Amount     Amortization        Net        Amount      Amortization      Net
                   ---------------------------------------  ---------------------------------------
Trade Names        $  4,572      $ (3,927)     $    645      $  4,572      $ (3,651)     $    921

Technology            3,017        (2,879)          138         3,017        (2,741)          276

Customer Lists        2,258        (2,123)          135         2,258        (1,988)          270

Other                   418          (244)          174            --            --            --

Patents               1,000        (1,000)           --         1,000        (1,000)           --
                   ---------------------------------------------------------------------------------
                   $ 11,265      $(10,173)     $  1,092      $ 10,847      $ (9,380)     $  1,467
                   =================================================================================

         Amortization expense for other intangibles totaled $242 and $433 for the three months ended September 30, 2003 and 2002, respectively, and $793 and $1,299 for the nine months ended September 30, 2003 and 2002, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Three Months Ending December 31, 2003         $285
Year Ending December 31,         2004          624
                                 2005          183

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

         SFAS No. 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below.

                                                                  Three months ended September 30,   Nine months ended September 30,
                                                                ----------------------------------  -------------------------------
                                                                     2003               2002           2003               2002
                                                                ----------------    --------------  ------------    --------------
Net loss applicable to common stockholders, as ...............  $  (1,003)             $ (24,257)   $  (6,849)         $ (47,736)
reported
Deduct: Stock-based employee compensation expense
included in reported net loss ................................         77                    586          235              1,807

Add: Total stock-based employee compensation
expense determined under fair value based method
for all awards ...............................................     (1,149)                (1,742)      (3,447)            (5,226)
                                                                ---------              ---------    ---------          ---------
Pro forma net loss applicable to common
stockholders .................................................  $  (2,075)             $ (25,413)   $ (10,061)         $ (51,155)
                                                                =========              =========    =========          =========
Loss per share - basic, as reported...........................     $(0.02)             $   (0.45)   $   (0.13)         $   (0.89)
                                                                =========              =========    =========          =========
Loss per share - diluted, as reported.........................     $(0.02)             $   (0.45)   $   (0.13)         $   (0.89)
                                                                =========              =========    =========          =========
Pro forma loss per share - basic..............................     $(0.04)             $   (0.47)   $   (0.19)         $   (0.95)
                                                                =========              =========    =========          =========
Pro forma loss per share - diluted............................     $(0.04)             $   (0.47)   $   (0.19)         $   (0.95)
                                                                =========              =========    =========          =========

         The pro forma results above are not intended to be indicative of or a projection of future results.

Note 6 - Strategic Alliance with EarthLink, Inc.:

         The Company formed a comprehensive strategic alliance with EarthLink by entering into a series of agreements pursuant to which, among other things, EarthLink purchased all of the Company's cellular digital packet data (CDPD) subscribers as well as certain of the Company's Cingular and Motient network subscribers. As a result of this alliance, the Company recorded a gain on the sale of subscribers of $1,756 during the nine months ended September 30, 2003. Additionally, the Company entered into a sublease agreement for a portion of the Company's principal offices no longer utilized as a result of the Company's strategic alliance with Earthlink. Accordingly, the Company recorded an accrued loss on sublease of $611 during the second quarter of 2003, of which $519 is included in accrued expenses and other long term liabilities as of September 30, 2003.

         Additionally, as part of the strategic alliance, the Company and EarthLink entered into an agreement to collaborate on developing new applications and extensions of existing technology, including EarthLink-branded wireless data services, as well as new technologies. As a result of this agreement, the Company recorded approximately $96 and $270 of other revenue for the three and nine months ended September 30, 2003, respectively.

Note 7 - Impairment of Long Lived Assets:

         During the second quarter of 2003, the Company evaluated the carrying value of certain software and equipment, which were idled upon the most recent transition of certain activities to EarthLink. As a result of this evaluation, the Company wrote off specific assets with a carrying value of $1,052. This charge was included in Impairment of long-lived assets in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003.

Note 8 - Acquisition of Subscribers:

         On February 8, 2003, the Company entered into an agreement to acquire through its subsidiary, Wynd Communications Corp. ("Wynd"), approximately 3,229 subscribers from Boundless Depot LLC ("Boundless") . The purchase price of approximately $418 has been adjusted for subscriber churn (of which $73 is included in accrued expenses). As of September 30, 2003, the active acquired subscribers fell below 65% of the total subscribers transferred and, according to the agreement, all further cash payments have ceased pending further reconciliation. The total purchase price will be amortized as an other intangible asset on a straight line basis over a period of 12 months.

Note 9 - Contingencies:

         On July 2, 2003, Eastern Computer Exchange, Inc. ("Eastern Computer") filed suit against the Company in the United States District Court for the District of New Jersey with respect to the Company's non-performance of certain payment obligations pursuant to two equipment leases (the "Leases"). Eastern Computer demanded and has received from the Company all of the equipment covered by the Leases. Eastern Computer also seeks monetary amounts related to obligations under leases ranging from approximately $200,000 to approximately $800,000. The parties are currently in settlement discussions, however, the Company cannot predict the outcome of this matter at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         GoAmerica, Inc., a Delaware corporation ("We," "Us" or the "Company"), develops and distributes wireless data technology, applications and software that address the productivity and communications needs of enterprise customers, and individuals, with one of our business units concentrating on the deaf, hard of hearing or speech impaired community. In the consumer market, we primarily offer wireless data solutions that are designed for people who are deaf, hard of hearing or speech impaired through our wholly owned subsidiary, Wynd Communications Corporation, ("Wynd"). In the enterprise market, our solutions are primarily based on our proprietary software technology called Go.Web(TM). By utilizing Go.Web, corporations can improve the productivity of employees by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks. Our Go.Web technology can be hosted and supported in a secure network operations center maintained by GoAmerica or its third party outsourcing provider or installed behind an enterprise's network security system, commonly know as the firewall. Customers who opt to install the software do so by purchasing our proprietary Go.Web Enterprise Server technology, formally known as Go.Web OnPrem(TM).

          Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and e-commerce system as well as our billing system. We have invested additional capital in the development of our software applications Go.Web and Mobile Office(R), as well as other software applications. We have provided mobile devices made by third parties to our customers at prices below our costs for such devices. We have incurred operating losses since our inception and expect to continue to incur operating losses for at least the next several quarters. We will need to significantly improve our overall gross margins and further reduce our selling, general and administrative expenses to become profitable and sustain profitability on a quarterly or annual basis. If we are able to attract the necessary capital, we may seek to grow Wynd's business through additional strategic alliances or new service offerings. As a result of our strategic alliance with EarthLink, Inc., or EarthLink, we anticipate overall revenue to continue to decline while gross margins should continue to increase and selling, marketing and administrative expenses should decline. We may continue to generate revenues from EarthLink from three primary sources: (i) recurring service revenue; (ii) software revenue; and (iii) activation bounties. We have substantially reduced our costs of subscriber airtime and operating costs as a result of our strategic alliance with EarthLink.

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

         Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. We also charged our CDPD subscribers a per kilobyte fee for using a mobile device outside of a designated geographical area, or roaming; such fees are recognized as revenue when collected. We also generally charged a non-refundable activation fee upon initial subscription. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts, which are generally either six months, one year or two year agreements. Equipment revenue is recognized upon shipment to the end user. We also provide mobile devices to our customers at prices below our costs as incentives for customers to enter into service agreements. Such incentives are recorded as a reduction to subscriber and equipment revenue at the time of sale, allocated based upon the relative fair value of the equipment and services provided. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to current market conditions. We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In assessing the recoverability of our goodwill, other intangibles and other long lived assets, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During the nine months ended September 30, 2003, we evaluated the carrying value of certain software and equipment which were idled upon our most recent transition of certain activities to EarthLink and have recorded an adjustment to the carrying value of specific assets.

Results of Operations

Three months ended September 30, 2003 Compared to Three months ended September 30, 2002

         Subscriber revenue. Subscriber revenue decreased 65%, to $2.6 million for the three months ended September 30, 2003 from $7.4 million for the three months ended September 30, 2002. This decrease was primarily due to the sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter 2002. Our subscriber base decreased to 81,371 subscribers at September 30, 2003 from 103,541 subscribers at September 30, 2002. Our average monthly revenue per user, or ARPU, decreased to $10.23 for the three months ended September 30, 2003 from $23.22 for the three months ended September 30, 2002. The decline in ARPU was due to the sale of full-service offering subscribers referenced above. We expect revenue to increase slightly and ARPU to remain constant from our continued leveraging of strategic agreements for the sale of our Go.Web value-added services and higher ARPU full-service offerings through our subsidiary, Wynd Communications Corporation, or Wynd.

         Equipment revenue. Equipment revenue decreased to $266,000 for the three months ended September 30, 2003 from $1.6 million for the three months ended September 30, 2002. This decrease was primarily due to lower sales of mobile devices as a result of our strategic alliance with EarthLink. We anticipate that equipment revenue will remain reasonably constant as we continue to sell mobile devices through Wynd.

         Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, increased to $303,000 for the three months ended September 30, 2003 from $94,000 for the three months ended September 30, 2002. This increase was primarily due to our strategic alliance with EarthLink in which we collaborate on developing new applications and extensions of existing technology, including EarthLink-branded wireless data services, as well as new technologies. We anticipate consulting services to remain reasonably constant due to our strategic alliance with Earthlink.

         Cost of subscriber airtime. Cost of subscriber airtime decreased 77%, to $1.1 million for the three months ended September 30, 2003 from $4.8 million for the three months ended September 30, 2002. This decrease was primarily due to the sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter of 2002. We expect the number of subscribers and related use of our services to increase slightly as a result of our continued leveraging of strategic agreements for the sale of our Go.Web value-added services and higher ARPU full-service offerings through Wynd

         Cost of network operations. Cost of network operations decreased to $365,000 for the three months ended September 30, 2003 from $791,000 for the three months ended September 30, 2002. We expect cost of network operations to further decline as a result of decreased salaries and benefits for personnel performing network operations activities.

         Cost of equipment revenue. Cost of equipment revenue decreased 95%, to $140,000 for the three months ended September 30, 2003 from $2.5 million for the three months ended September 30, 2002. This decrease was primarily due to lower sales of mobile devices as a result of our strategic alliance with EarthLink. We anticipate that the cost of equipment revenue will remain constant as we continue to sell mobile devices through Wynd.

         Sales and marketing. Sales and marketing expenses decreased 108%, to a net gain of $169,000 for the three months ended September 30, 2003 from $2.0 million for the three months ended September 30, 2002. This decrease primarily was due to decreased advertising costs paid to third parties as well as decreased salaries and benefits for personnel performing sales and marketing activities. Additionally, during the three months ended September 30, 2003, we recorded a $372,000 one-time reduction of accruals for certain sales and marketing expenses recorded in prior periods. We expect sales and marketing expenses to be limited as a result of leveraging our strategic alliance with EarthLink and other partners.

         General and administrative. General and administrative expenses decreased 73%, to $1.9 million for the three months ended September 30, 2003 from $6.9 million for the three months ended September 30, 2002. This decrease primarily was due to decreased salaries and benefits for personnel performing business development and general corporate activities and decreased infrastructure buildout. We expect general and administrative expenses to remain reasonably constant as a result of our outsourcing of billing, customer support and network services to EarthLink.

         Research and development. Research and development expense decreased to $220,000 for the three months ended September 30, 2003 from $963,000 for the three months ended September 30, 2002. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities. We expect research and development expenses to remain reasonably constant as we develop applications for our deaf and hard of hearing customers.

         Amortization of goodwill and other intangibles. Amortization of other intangibles decreased for the three months ended September 30, 2003 to $242,000 from $433,000 for the three months ended September 30, 2002. This decrease primarily was due to patents being fully amortized. We expect amortization of other intangibles to remain constant.

         Gain on sale of subscribers. Gain on sale of subscribers resulted from our comprehensive strategic alliance whereby EarthLink purchased all of the Company's cellular digital packet data (CDPD) subscribers as well as certain of the Company's Cingular and Motient network subscribers. As a result of this agreement, we recorded a gain on the sale of subscribers of $11,000 during the three months ended September 30, 2003.

Nine months ended September 30, 2003 Compared to Nine months ended September 30, 2002

         Subscriber revenue. Subscriber revenue decreased 66%, to $8.0 million for the nine months ended September 30, 2003 from $23.3 million for the nine months ended September 30, 2002. This decrease was primarily due to the sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter 2002. Our subscriber base decreased to 81,371 subscribers at September 30, 2003 from 103,541 subscribers at September 30, 2002. Our ARPU decreased to $10.29 for the nine months ended September 30, 2003 from $23.75 for the nine months ended September 30, 2002. The decline in ARPU was due to the sale of full-service offering subscribers referenced above.

         Equipment revenue. Equipment revenue decreased to $917,000 for the nine months ended September 30, 2003 from $5.7 million for the nine months ended September 30, 2002. This decrease was primarily due to lower sales of mobile devices as a result of our strategic alliance with EarthLink.

         Other revenue. Other revenue, which consists primarily of revenue derived from consulting services, increased to $643,000 for the nine months ended September 30, 2003 from $202,000 for the nine months ended September 30, 2002. This increase was primarily due to our recent strategic alliance with EarthLink in which we will collaborate on developing new applications and extensions of existing technology, including EarthLink-branded wireless data services, as well as new technologies.

         Cost of subscriber airtime. Cost of subscriber airtime decreased 86%, to $2.3 million for the nine months ended September 30, 2003 from $16.8 million for the nine months ended September 30, 2002. This decrease was primarily due to the sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter of 2002. Additionally, during the nine months ended September 30, 2003, we recorded a $763,000 one-time reduction of accruals for certain subscriber-related costs recorded in prior periods.

         Cost of network operations. Cost of network operations decreased 31% to $1.7 million for the nine months ended September 30, 2003 from $2.4 million for the nine months ended September 30, 2002.

         Cost of equipment revenue. Cost of equipment revenue decreased 85%, to $1.0 million for the nine months ended September 30, 2003 from $6.8 million for the nine months ended September 30, 2002. This decrease primarily was due to lower sales of mobile devices and was partially offset by a non-cash inventory charge of $331,000 recorded during the nine months ended September 30, 2003 to value a portion of our remaining inventory at the lower of cost or market.

         Sales and marketing. Sales and marketing expenses decreased 87%, to $868,000 for the nine months ended September 30, 2003 from $6.8 million for the nine months ended September 30, 2002. This decrease primarily was due to decreased advertising costs paid to third parties as well as decreased salaries and benefits for personnel performing sales and marketing activities.
Additionally, during the three months ended September 30, 2003, we recorded a $372,000 one-time reduction of accruals for certain sales and marketing expenses recorded in prior periods.

         General and administrative. General and administrative expenses decreased 67%, to $7.6 million for the nine months ended September 30, 2003 from $22.8 million for the nine months ended September 30, 2002. This decrease primarily was due to decreased salaries and benefits for personnel performing business development and general corporate activities and decreased infrastructure buildout.

         Research and development. Research and development expense decreased 61%, to $1.1 million for the nine months ended September 30, 2003 from $2.9 million for the nine months ended September 30, 2002. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities.

         Amortization of goodwill and other intangibles. Amortization of other intangibles decreased for the nine months ended September 30, 2003 to $793,000 from $1.3 million for the nine months ended September 30, 2002. This decrease primarily was due to patents being fully amortized.

          Impairment of long-lived assets. During the nine months ended September 30, 2003, we identified certain indicators of impairment including recent changes in the Company's 2003 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses which required that we evaluate the appropriateness of the carrying value of our long-lived assets, principally goodwill recorded upon the acquisition of OutBack Resource Group, Inc., ("Outback"). A write-down of goodwill totaling $193,000 was recorded during the nine months ended September 30, 2003, reflecting the amount by which the carrying amount of the respective reporting unit exceeded its respective fair value. In addition, as a result of our recent strategic alliance with EarthLink, we evaluated the carrying value of certain software and equipment which were idled upon our most recent transition of certain activities to EarthLink. As a result of this evaluation, during the nine months ended September 30, 2003, we wrote-off specific assets with a carrying value of $1.1 million.

         Gain on sale of subscribers. Gain on sale of subscribers resulted from our comprehensive strategic alliance whereby EarthLink purchased all of the Company's cellular digital packet data (CDPD) subscribers as well as certain of the Company's Cingular and Motient network subscribers. As a result of this agreement, we recorded a gain on the sale of subscribers of $1.8 million during the nine months ended September 30, 2003.

Liquidity and Capital Resources

         Since our inception, we financed our operations through private placements of our equity securities and our redeemable convertible preferred stock, which resulted in aggregate net proceeds of approximately $18.4 million through December 31, 1999. During the first quarter of 2000, we issued and sold 648,057 shares of Series B Preferred Stock for net proceeds of approximately $24.6 million. In April 2000, we consummated our initial public offering of 10,000,000 shares of our common stock at a price to the public of $16.00 per share, all of which were issued and sold for net proceeds of $146.2 million. As of September 30, 2003, we had $842,000 in cash and cash equivalents and a working capital deficit of $2.7 million.

         We have incurred significant operating losses since our inception and as of September 30, 2003 have an accumulated deficit of $263.1 million. During the nine months ended September 30, 2003, we incurred a net loss of $6.8 million and used $6.3 million of cash to fund operating activities. As of September 30, 2003 we had $842,000 in cash and cash equivalents ($600,000 at October 31, 2003). During 2002 and into 2003, we took steps to reduce our annual payroll by more than 40% and took further actions to reduce sales and marketing expenses. In addition, on September 25, 2002, we formed a comprehensive strategic alliance with EarthLink by entering into a series of agreements. Pursuant to these agreements, we may generate revenues from three primary sources: (i) recurring service revenue; (ii) software revenue; and (iii) activation bounties. The EarthLink agreements also enable us to reduce our costs of subscriber airtime. Our 2003 operating plan includes further reductions in headcount as well as additional reductions in sales and marketing expenditures from levels incurred during 2002, all of which have been substantially achieved to date. We currently anticipate that our available cash resources will be sufficient to fund our operating needs only through January 2004. For us to remain in business beyond such four month period, we believe we will require additional financing. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes. We may not be able to raise funds on terms favorable to us, or at all. As a result of these and related considerations, our independent auditors issued a going concern opinion in connection with our 2002 financial statements.

         Over the past twelve months, our available cash has decreased substantially. This reduction in liquidity creates significant constraints on the manner in which our business can operate. We have retained an outside advisor to assist us in analyzing various steps that we may take to enhance our liquidity. We considered, and may ultimately affect, the sale or other disposition of certain of our assets, including our Go.Web technology, and the redeployment of the net proceeds in aspects of our business which we believe are well positioned for revenue generation and growth. We cannot assure you as to when or whether such steps will be taken and, if taken, whether such steps will be successful. We recently suspended active attempts to sell our assets and retained a separate outside advisor to explore equity placements that would enable us to continue our operations. At the same time, we are seeking to renegotiate certain of our long term lease obligations and other vendor liabilities. We currently are default on certain of these obligations and liabilities. We cannot assure you that we will achieve our 2003 operating plan, enter into one or more agreements to enhance liquidity or successfully renegotiate our long term lease obligations and other vendor liabilities. Although we have been able to reduce our cash burn, we may find it necessary to elect to seek bankruptcy protection or we may be forced into involuntary bankruptcy proceedings if we are unsuccessful in renegotiating our lease and other liabilities or if we are unsuccessful in raising capital. We cannot assure you that we will be able to effect such renegotiations or raise new capital on satisfactory terms, or at all.


         Net cash used in operating activities decreased to $6.9 million for the nine months ended September 30, 2003 from $24.0 million for the nine months ended September 30, 2002. This decrease primarily was due to decreased losses from operations.

         We generated $2.7 million in cash in investing activities during the nine months ended September 30, 2003 as compared to using $349,000 in cash for the nine months ended September 30, 2002. Cash provided by investing activities primarily resulted from the gain on sale of subscribers as well as the release of restricted cash for draw downs on letters of credit.

         We generated $47,000 in cash in financing activities during the nine months ended September 30, 2003 as compared to using $440,000 for the nine months ended September 30, 2002. Cash provided by financing activities primarily resulted from proceeds from the sale of stock through option exercises. As of September 30, 2003, our principal commitments consisted of obligations outstanding under operating leases. As of September 30, 2003, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $8.9 million, of which approximately $2.0 million is payable in the next twelve months.

         The following table summarizes GoAmerica's contractual obligations at September 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                                   Less than 1
September 30, (In thousands)                       Total              Year           1-3 Years       4-5 Years       After 5 Years
Contractual Obligations:
    Capital Lease Obligations                      $      145        $      139        $      6        $      --         $      --
    Operating Lease                                     8,744             1,813           2,904            2,169             1,858
       Obligations
                                                   ----------        ----------        --------        ---------         ---------
    Total Contractual Cash                         $    8,889        $    1,952        $  2,910        $   2,169         $   1,858
       Obligations
                                                   ==========        ==========        ========        =========         =========

Forward Looking Statements

         Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our reduced capital resources and need for additional liquidity; (iii) our ability to fund our operating needs through available cash reserves; (iv) our ability to raise additional equity and renegotiate liabilities before our cash resources are fully depleted; (v) the impact on our business from our receiving a "going concern" opinion from our independent auditors; (vi) our ability to successfully implement our strategic alliance with EarthLink; (vii) our dependence on EarthLink to provide billing, customer and technical support to our subscribers; (viii) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (ix) our dependence on wireless carrier networks; (x) our ability to respond to increased competition in the wireless data industry; (xi) our ability to integrate acquired businesses and technologies; (xii) our ability to leverage strategic alliances to generate revenue growth; (xiii) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; and
(xiv) our ability to manage our remaining operations; and (xv) difficulties inherent in predicting the outcome of regulatory processes. As a result of such risks and others expressed from time to time in our filings with the Securities and Exchange Commission, our actual results could differ materially from the results discussed in or implied by the forward-looking statements contained herein.

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

         In January 2003, the FASB issued FASB Interpretation "FIN" No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period after December 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on our consolidated financial position, liquidity, or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We believe that we have limited exposure to financial market risks, including changes in interest rates. At September 30, 2003, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $8,000 based on cash and cash equivalent balances at September 30, 2003. We currently hold no derivative instruments and do not earn foreign-source income.

Item 4. Controls and Procedures


Evaluation of disclosure controls and procedures.

          Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President, Controller, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Vice President, Controller, concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

          Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         On July 2, 2003, Eastern Computer Exchange, Inc. ("Eastern Computer") filed suit against GoAmerica in the United States District Court for the District of New Jersey with respect to GoAmerica's non-performance of certain payment obligations pursuant to two equipment leases (the "Leases"). Eastern Computer demanded and has received from GoAmerica all of the equipment covered by the Leases. Eastern Computer also seeks monetary amounts related to obligations under the Leases ranging from approximately $200,000 to approximately $800,000. The parties are currently in settlement discussions, however, the Company cannot predict the outcome of this matter at this time.


Item 5.  Other Information

         On August 27, 2003, the Company received a letter from the Nasdaq Stock Market ("Nasdaq") Staff stating that the Company's Common Stock was scheduled to be delisted from the Nasdaq Smallcap Market due to the Common Stock's non-compliance with the $1 minimum bid price per share requirement as set forth in Nasdaq Marketplace Rule 4310 (C) (4). The Company appealed the Nasdaq Staff Determination and on October 21, 2003, the Nasdaq Listings Qualifications Panel granted the Company additional time, until at least December 1, 2003, to regain compliance with the minimum price requirement since the Company meets all of the other listing requirements.

         As previously reported, the Company retained an independent contractor in August 2003 to serve as Interim Chief Financial Officer. During transitional activities, management redefined the scope of the contractor such that the general duties of a public company chief financial officer were assumed by members of the Company's accounting and finance staff and the Company's Vice President, Controller continues to serve as the Company's principal accounting officer.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

         31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Vice President, ControllerPursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of the Vice President, ControllerPursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) During the quarter ended September 30, 2003, the registrant filed two Reports on Form 8-K with the Commission:

                  On July 1, 2003, the Company filed a Current Report on Form 8-K with regard to the issuance of a press release providing an update on the Company's strategic initiative process and refocused business mission (Item 9).

                  On September 3, 2003, the Company filed a Current Report on Form 8-K regarding its receipt from Nasdaq Staff of a delisting determination due to the Company's stock price remaining below $1 bid price per share and the Company's appeal of such determination.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GOAMERICA, INC.

DATE:   November 13, 2003       By: /s/ Daniel R. Luis
                                    --------------------------------------------
                                    Daniel R. Luis
                                    Chief Executive Officer
                                    (Principal Executive Officer)





DATE:   November 13, 2003       By: /s/ Donald G.Barnhart
                                    --------------------------------------------
                                    Donald G. Barnhart
                                    Vice President, Controller

                                  EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION

         31.1     Certification  of the  Chief  Executive  Officer  Pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification  of the Vice President,  Controller  Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32..2 Certification of the Vice President, Controller Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.