Form 10-K
period 2003-12-31
GOAMERICA INC
filed 2004-03-10
CIK 1101268

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

         Title of each class          Name of Each Exchange on Which Registered
         -------------------          -----------------------------------------
None
--------------------------------      ------------------------------------------

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                             Yes:       No:  X
                                  ---       ---

      The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003), was $15,770,560.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2004:

                 Class                          Number of Shares
                 -----                          ----------------
      Common Stock, $0.01 par value                55,721,868

      The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

Item                                                                        Page
----                                                                        ----

PART I       1.    Business of the Company................................     2
             2.    Properties.............................................    13
             3.    Legal Proceedings......................................    13
             4.    Submission of Matters to a Vote of Security Holders....    15
             4A.   Executive Officers of the Registrant...................    16

PART II      5.    Market for the Registrant's Common Equity and Related
                      Stockholder Matters.................................    17
             6.    Selected Consolidated Financial Data...................    19
             7.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................    21
             7A.   Quantitative and Qualitative Disclosures About Market
                      Risk................................................    35
             8.    Financial Statements and Supplementary Data............    35
             9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.................    35
             9A.   Controls and Procedures................................    36

PART III    10.    Directors and Executive Officers of the Registrant.....    37
            11.    Executive Compensation.................................    37
            12.    Security Ownership of Certain Beneficial Owners and
                      Management..........................................    37
            13.    Certain Relationships and Related Transactions.........    37

            14.    Principal Accountant Fees and Services.................    37

PART IV     15.    Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K............................................    38

SIGNATURES................................................................    40

EXHIBIT INDEX.............................................................    42

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
   STATEMENT SCHEDULE.....................................................   F-1

      Each reference in this Annual Report to "GoAmerica," the "Company" or "We," or any variation thereof, is a reference to GoAmerica, Inc. and its subsidiaries, unless the context requires otherwise.

      Many of GoAmerica's product/service names referred to herein are trademarks, service marks or tradenames of GoAmerica. This Annual Report also includes references to trademarks and tradenames of other companies. The GoAmerica and Wynd Communications names and logos and the names of proprietary products and services offered by GoAmerica and Wynd Communications are trademarks, registered trademarks, service marks or registered service marks of GoAmerica.

                           FORWARD-LOOKING STATEMENTS

      The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history;
(ii) our ability to successfully  manage our strategic  alliance with EarthLink;
(iii) our dependence on EarthLink to provide billing, customer and technical support to certain of our subscribers; (iv) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (v) our dependence on wireless carrier networks; (vi) our ability to respond to increased competition in the wireless data industry; (vii) our ability to integrate acquired businesses and technologies; (viii) our ability to generate revenue growth; (ix) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; and (x) our ability to manage our remaining operations; and (xi) difficulties inherent in predicting the outcome of regulatory processes. Such risks and others are more fully described in the Risk Factors set forth in Exhibit 99.1 to this Annual Report. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

                                     PART I

Item 1. Business of the Company.

Recent Developments

      On March 10, 2004, GoAmerica consummated the second stage of a private placement originally announced in December 2003. Through our initial closing in December 2003 and our second closing on March 10, 2004, we raised net proceeds of approximately $13 million through the issuance of our Common Stock and warrants. As a result of this private placement:

      o We are in a position to begin executing on a new business strategy that we announced this past December. Our strategy is centered on the pursuit of three priorities, centered on our Wynd Communications subsidiary: (a) growth of Wynd

            Communications' core wireless services business; (b) development and marketing of new communications services, including branded Internet protocol and video relay services; and (c) streamlined operations to enable superior customer support. We expect that we will require substantially all of the net proceeds from the private placement in order to implement this strategy.

      o We have averted a liquidity shortage that was plaguing our ability to operate our business. As of February 29, 2004, we had less than $225,000 in cash available to us.

      o     Our  accountants   are  no  longer   expressing  a  "going  concern"
            qualification in their opinion regarding our certified consolidated financial statements.

      o We will use a portion of the net proceeds to settle claims with our creditors. Approximately $300,000 of the net proceeds will be used to repay existing indebtedness, consisting of $120,000 to Verizon Wireless, $100,000 to Metricom and $80,000 to Motient. In addition, $600,000 of the net proceeds will support a letter of credit in favor of Cingular. These actions supplement settlements reached with our real estate lessor and with one of our equipment lessors, which has enabled us to improve our balance sheet substantially.

We issued a total of 96,820,797 shares of our Common Stock pursuant to this private placement and issued warrants providing for the issuance of up to 10,180,976 shares of our Common Stock at an exercise price of $0.15 per share. For additional information regarding this private placement, see "Management's Discussion and Analysis of Financial Condition and results of Operations - Liquidity and Capital Resources".

General

      GoAmerica is a wireless data communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired. We currently develop, market and support most of these services through Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica. Wynd Communications offers enhanced services known as WyndTell(R) and
WyndPower(TM), which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. WyndTell and WyndPower allow customers to send and receive email messages to and from any email service, provide for delivery and acknowledgements of sent messages that are read, send and receive TTY/TDD (text telephone or teletypewriter) messages, faxes, and text-to-speech messages, and access the Internet using such wireless computing devices as Research in Motion, or RIM, wireless handheld devices, certain Motorola paging devices and the T-Mobile Sidekick, Fido hiptop, and SunCom hiptop devices running on Danger Inc.'s hiptop platform. Additionally, GoAmerica continues to support customers who use our proprietary software technology called Go.Web(TM). GoWeb is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet on numerous wireless computing devices (RIM's, BlackBerry and interactive handheld devices; Microsoft Pocket PC-based personal digital assistants; Palm operating system-based handheld computing devices; and laptop computers). The Wynd Communications and Go.Web services transmit over most major wireless data networks in North America. Our revenues are derived principally from subscription to our value-added wireless data services, for which customers typically pay monthly recurring fees. We derive additional revenue from the sale of wireless communications devices and commissions from the acquisition of subscribers on behalf of various wireless network providers. We continue to engineer our technology to operate with new versions of wireless devices as they emerge.

      Our principal office is located at 433 Hackensack Avenue, Hackensack, New Jersey 07601, and our voice telephone number is (201) 996-1717 and our TTY number is (201) 527-1520. Our web site is located at www.goamerica.com. We have not incorporated by reference into this Form 10-K any of the information on our web site, and you should not consider it to be a part of this document. Our web site address is included in this document as an inactive textual reference only.

Corporate History

      GoAmerica Communications Corp. was incorporated in Delaware in 1996. In December 1999, GoAmerica, Inc. was incorporated in Delaware and each of the security holders of GoAmerica Communications Corp. exchanged all of their outstanding securities for newly issued securities of GoAmerica, Inc., with GoAmerica Communications Corp. becoming a wholly owned subsidiary of GoAmerica, Inc. GoAmerica, Inc. consummated the initial public offering of its common stock in April 2000.

      On June 28, 2000, we acquired Wynd Communications and on August 31, 2000, we acquired Hotpaper.com, Inc., a provider of Web-based document automation software, infrastructure and content, which was utilized as the basis for developing components of our value-added suite of services.

      On November 7, 2000, we acquired substantially all the assets of Flash Creative Management, Inc. ("Flash"). Flash provided consulting services to business customers in the areas of business improvement, strategy and redesign and in software development and integration, a line of business, which we are currently not pursuing.

      On November 13, 2001, we acquired OutBack Resource Group, Inc., a software
development  company   specializing  in  wireless  and  network  management  and
technologies.

      On September 25, 2002, we revised our Go.Web business model by entering into a strategic alliance with EarthLink, Inc., ("Earthlink") pursuant to which, among other things, EarthLink purchased all of our Cellular Digital Packet Data (also known as "CDPD") subscribers and certain other Go.Web subscribers, EarthLink provides billing, collections and customer service to our Go.Web customers, and EarthLink and GoAmerica collaborate on marketing each other's services, and developing new applications extensions of existing technologies and services. This strategic alliance is described in further detail in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002. The initial term of this strategic alliance with EarthLink is two years and we cannot predict at this time whether this arrangement will be extended, terminated or restructured.

Our Business

      At December 31, 2003, GoAmerica had approximately 13,184 Wynd subscribers and approximately 61,946 Go.Web subscribers, from which we receive, directly or indirectly, monthly subscription fees.

      GoAmerica's strategy is to focus its resources on delivering, generally through its Wynd Communications subsidiary, a wide range of communications services to people who are deaf or hard of hearing. In addition to wireless, we have also announced plans to enter, either organically, or through partnerships with current providers, the Telecommunications Relay Services ("TRS") arena. TRS enables standard voice telephone users to talk to people who have difficulty hearing or speaking on the telephone. TRS uses operators, called "communications assistants" ("CA's"), to facilitate telephone calls for such individuals.

      The main service currently offered by Wynd is WyndTell, which enables deaf, hard of hearing and/or speech-impaired users to communicate with co-workers, friends and family members by means of wireless devices, using communications options such as email, fax, paging, text-to-speech, and Text Telephone ("TTY", sometimes referred to as "TDD") messaging. Additionally, we offer a service called Wynd Power. According to the American Speech and Hearing Association, more than 28 million Americans deal with some level of significant hearing loss.

      In 1998, Wynd introduced text-based pagers and the concept of "wireless TTY". For a person that is deaf or severely hard of hearing, the TTY or TDD, a text-based communications instrument that operates in North America using an outdated protocol, Baudot 45.5, had traditionally been the centerpiece of communications accessibility, usually requiring a wireline connection. The size and weight of most historical TTY devices and the slow transmission speed of the Baudot protocol makes communicating "on-the-go" a difficult task for a deaf individual. Over the years, advances in regulatory policy and technology have vastly improved the level of communications accessibility available to deaf consumers nationwide. (see "Business - Government Regulation")

      Wynd's services have evolved over the years to include LiveTTY which permits a deaf consumer, using a RIM wireless handheld device to contact a Telecommunications Relay Service provider to place a "live call". Wynd's technology enables this connection. Wynd demonstrated further enhancements to this service in November 2003, with our planned commercial launch of this enhanced service in 2004. Although some people who are deaf and hard of hearing are still able to use voice-based communications services, telecommunications relay services are a basic necessity for those within this large segment of the population who are profoundly deaf and unable to hear any spoken word.

      The Internet Relay and Video Relay sectors of telecommunications relay services are growing steadily due to broadband technology developments and the prevalence of the Internet. Internet Relay is available to anyone who has access to the Internet via a computer, wireless handheld device, Web-capable telephone or other devices. Unlike traditional TRS, where a TTY user contacts a TRS center via telephone lines and the CA at the TRS center calls the receiving party via voice telephone, the first leg of an Internet Relay call goes from the callers computer or other Web-capable device, to the TRS relay center via the Internet. Video Relay services enable individuals who use sign language to make calls through CA's who can interpret their calls. The caller signs to the CA with the use of video equipment and the CA voices what is signed to the called party and signs back to the caller. Historically, deaf consumers could only access a relay provider through the use of a TTY. With the development of Internet Relay services, any IP (Internet Protocol)-based device can now be used to access relay services. Now deaf consumers can choose their own relay provider rather than having one chosen for them as the provider for the State in which they live, and the technology is faster than the older "Baudot" protocol. Likewise, broadband technologies and web cam equipment have contributed to the evolution of Internet-based video relay services. The relay concept for video is similar to other relay services; the distinction being that the service allows deaf persons to use sign language in telephone communications. The deaf consumer signs his or her portion of a telephonic conversation to a video relay operator who in turn interprets into words for the hearing party as well as signing to the deaf consumer what is being said by the hearing party.

      We believe that the potential market for wireless and relay communications among deaf and hard of hearing consumers is largely underserved, providing us with opportunities for additional growth. Subject to capital constraints, we also intend to leverage Wynd's brand awareness and extensive distribution alliances to offer a wider portfolio of products and services that are targeted at or useful to people who are deaf or hard of hearing.

      We seek to deepen penetration within our installed subscriber base and expand the breadth of our overall customer base by distinguishing our current and future offerings with value-added solutions through increased marketing activities. Our strategy includes the following key elements:

      Growing our Core Wireless Services Business. Our core wireless services business consists of our WyndTell and WyndPower(TM) product offerings. WyndTell is a comprehensive wireless communication service, used on a variety of computing devices, that includes unlimited messaging airtime and certain value-added services, such as AAA Emergency Roadside services, Tripod Captioned Film Information, and usage, delivery and read message statuses, for a monthly fee. Wynd charges additional fees on a monthly basis for other value-added services such as faxing; text-to-speech messaging; operator assistance and TTY messaging. WyndPower is a supplemental monthly service package designed for customers that desire the value-added aspects of our AAA Emergency Roadside service, TTY messaging and operator assistance services, but may have acquired their wireless device and service plan from a different vendor.

      Introduction of New Communications Services. The rise in consumer adoption of Internet and video relay, coupled with a favorable competitive, technological and regulatory environment, make entry into the relay business attractive. We continue to evaluate the best method of market entry. In addition to wireless and relay, we see opportunities to offer other communications products and services to consumers who are deaf or hard of hearing and, subject to capital constraints, we intend to explore methods of bringing new products and services to this market in 2004.

      Channel Expansion into Broader Hard of Hearing Market. Historically, our Wynd business has been focused almost exclusively on meeting the needs of consumers who are profoundly deaf. The profoundly deaf market is the smallest segment of the broader population of people who are deaf or hard of hearing. Through our product development activities and alliances, we expect to design and market products and services that will be attractive to consumers in the broader hard of hearing population. We also intend to expand our channel sales efforts to include distribution partners who are already catering to the needs of consumers who are hard of hearing.

      Streamline Our Operating Infrastructure. We have recently entered into an agreement with Communications Services for the Deaf (CSD) to serve as our outsourced provider for customer support. The first phase of a three-phase deployment with CSD is complete and we expect to complete the other phases by April 2004. The implementation of this relationship with CSD enables our customers to contact us via voice, TTY, or email on a 7 x 24 basis.

      Acquisitive Growth and Differentiation Through Targeted Transactions. Subject to our capital constraints, we intend to evaluate additional alliances and acquisitions that we believe will allow us to quickly increase the scale and scope of our business.

      Go.Web. We continue to distribute and support wireless data technology, applications and software that address the productivity and communications needs of enterprise customers and consumers. In the enterprise market, our solutions are primarily based on our proprietary software technology called Go.Web(TM). By utilizing Go.Web, corporations can improve the productivity of employees by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks. Our Go.Web technology can be hosted and supported in a secure network operations center maintained by GoAmerica or its third party outsourcing provider or installed behind an enterprise's network security system, commonly know as the firewall. Customers who opt to install the software do so by purchasing our proprietary Go.Web Enterprise Server, formally known as Go.Web OnPrem(TM), technology.

      Our revenues are primarily derived from the sale of our value-added wireless data services, for which customers typically pay monthly recurring fees. We derive additional revenue from commissions from the acquisition of subscribers on behalf of various wireless network providers and EarthLink, Inc.

Sales and Marketing

Sales

      We currently sell our services and solutions through two primary channels of distribution: direct and indirect. As of March 1, 2004 we had 4 employees working in our sales department.

      Direct Distribution. Direct distribution methods consist of those channels in which our personnel take the order directly from the customers, currently comprised of our telesales representatives and our DeafWireless Superstore, an online shopping portal designed for people who are deaf or hard of hearing. Our telesales professionals respond to queries generated as a result of Web site visits and our marketing efforts, which usually list our toll-free sales telephone and TTY numbers.

      Indirect Distribution. Indirect distribution methods consist of those channels where our distribution alliance partners take the order directly from the customers or refer customers to one of our direct sales representatives. With indirect distribution, we capture new business through dealers and value-added resellers.

      Dealers offer our products and services to their customers and are paid a commission for each sale. A dealer's commission may consist of a one-time bounty only or may include a small percentage of revenues generated by their customers. Dealers are not responsible for billing or supporting the customer. Our dealer network is focused on products designed for people with hearing loss.

      Value-added resellers buy GoAmerica services at a discounted wholesale price and then sell these services to their customers at a retail price. Resellers are not paid a commission. Resellers are responsible for selling the GoAmerica service and mobile devices, and billing and supporting the customer. We are responsible for billing the reseller. As part of our strategic alliance with EarthLink, EarthLink resells our Go.Web service through its distribution channels as a part of EarthLink's suite of offerings to its customers.

Marketing

      We typically deploy a marketing mix consisting of direct mail, Internet direct response, print ads in periodicals aimed at deaf and hard of hearing audiences, and tradeshow sponsorship and support. As of March 1, 2004, we had 3 employees working in our marketing department.

Technology and Operations

Service Infrastructure

      Data Center. We are presently consolidating our GoWeb and WyndTell production systems into a single data center operated by a third party and intend to be fully relocated by April 2004. This new outsourced facility is designed to provide mission critical services to a variety of large corporate clients. Our outsourcing strategy is to provide our customers with the highest levels of reliability while enabling our company to operate with a lower overall cost structure. We believe this data center is capable of meeting the capacity demands and security standards for services we have developed or are developing for our customers. Technical personnel will monitor network traffic, service quality, and security continually.

      Wireless Networks. Through our relationships with leading wireless services providers, we are able to offer our customers the ability to use our wireless solutions in most major metropolitan areas in the continental United Stated and parts of Canada. We are a dealer for certain preferred services partners such as EarthLink and, in other cases, we provide wireless services directly to our customers through reseller agreements with wireless network operators such as Cingular Interactive, Motient and Metrocall (formerly WebLink Wireless). This type of wireless resale offering is primarily limited to our WyndTell services.

Our Software Technology

      For our Wynd Communications business, we deploy a combination of licensed technology and custom built software. This technology gives our customers access to wireless messaging and information services specifically geared toward the needs of the deaf and hard of hearing users. We have developed and run gateway technology to connect wireless devices to a variety of traditional TTY devices as well as our proprietary TTY-based applications. Currently, our Wynd software supports the RIM-based family of 95X and 85X devices and the Danger HipTop device.

      For our continuing Go.Web business, we have developed a proprietary wireless services platform that enables our customers to securely access most types of Web-based data from many leading wireless devices. The Go.Web platform also allows qualified developers to introduce standard Web-based applications for many wireless devices and networks. As a result of our Go.Web development efforts, our engineering staff has acquired substantial wireless and Web formatting expertise, which enables us to develop solutions as new wireless devices are introduced. In addition, the Go.Web compression technology and enhanced wireless transport protocol included in our software provide bandwidth efficiency and maximize data transmission speeds. We also have employed industry standard SSL, or secure sockets layer, and use Certicom's cryptography within the Go.Web infrastructure.

      The Go.Web Client (Browser). The Go.Web client is easily customized to support the operating platforms of most major wireless computing devices. With version 6.5 of Go.Web, we offer standardized features to all supported device types:

      o Java - Go.Web is available for Java, which increases the number of potential devices that can utilize Go.Web.

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

Licensed Software Technology

      The Cingular Interactive Paging Service, or IPS, is based on server software that we have licensed. We are one of a limited number of companies that have deployed an IPS gateway. This service provides two-way messaging on devices such as the RIM interactive devices.

Customer Service, Billing and Fulfillment

      We provide corporate or individual customer billing for all Wynd Communications customers' subscription fees, devices and modems, and other related fees, while we are currently moving our primary customer support functions to Communications Services for the Deaf (CSD). Resellers such as EarthLink provide the majority of customer support and billing for our Go.Web services. The outsourcing structure enables us to provide our customers with best-in-class support while minimizing our own costs of operations.

      For product fulfillment, we maintain an inventory of mobile devices for our Wynd Communications customers, which we buy from third-party manufacturers and resellers. EarthLink handles that function for our Go.Web customers.

Competition

      The market for our wireless services is becoming increasingly competitive. The widespread adoption of industry standards in the wireless data communications market may make it easier for new market entrants and existing competitors to introduce services that compete against ours. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services.

      Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do, although none (to our knowledge) are exclusively devoted to consumers who are deaf or hard of hearing as is our Wynd subsidiary. Despite the lack of focus, many of these companies may have greater name recognition and may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. Competitive pressures may have a material adverse effect on our business and reduce our market share or force us to lower prices to unprofitable levels.

Research and Development

      Most of our product and service offerings are developed internally. We also purchase and license technology. We continue to enhance the features and performance of our existing products and services. In addition, we are continuing to develop new products to meet our customers' expectations of ongoing innovation and enhancement within our suite of products.

      Our ability to meet our customers' expectations depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we have made, and we intend to continue to make, investments in research and development, subject to our capital constraints.

Intellectual Property Rights

      We have not yet obtained patents on our technology that would preclude or inhibit competitors from using our technology. In February 2001, we filed a patent application on certain aspects of our Go.Web technology. The application is presently pending in the United States Patent and Trademark Office and has been filed internationally. Certain aspects of our various technologies rely on perpetual, royalty-free, worldwide licenses under Third party patents relating to wireless products and services. We rely on a combination of patent, copyright, trademark, service mark, trade secret laws, unfair competition law and contractual restrictions to establish and protect certain proprietary rights in our technology and intellectual property. We have received or applied for registration of certain of our GoAmerica and Wynd names and marks in the United States Patent and Trademark Office and in trademark offices in jurisdictions throughout the world, including but not limited to, U.S. federal trademark applications for the marks "GoAmerica", "Go.Web" and "WyndTell"; however, we do not currently have any U.S. federal trademark registrations for these trademarks other than "WyndTell". The steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. In addition, the laws of certain foreign countries may not protect our technologies or intellectual property rights to the same extent as do the laws of the United States. We also rely on certain technologies that we license from third parties. These third-party technology licenses may not continue to be available to us on commercially attractive terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on our business, financial condition or results of operations. Third parties could claim infringement by us with respect to current or future technology. We expect that we and other participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause service or installation interruptions or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, financial condition or results of operations.

Government Regulation

      The enactment of the Americans with Disabilities Act mandated that every State implement a system for Telecommunications Relay Services whereby a deaf consumer, using a TTY connected to the telephone network, could communicate with a hearing person through the use of a relay operator. The FCC has oversight responsibility for Telecommunications Relay Services and maintains guidelines that all States must follow. These services, beginning statewide in California in 1987 and nationally available since 1992, empowered deaf consumers to expand their use of the TTY in telephone conversations with hearing parties as well. At the national level, relay services are funded by common carrier contributions to a reimbursement fund that is administered by the National Exchange Carrier's Association. At the State level, funds for relay can come from rate payer surcharges, tariff charges to the local exchange carrier or taxes as administered by the State.

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

      Any new legislation or regulation, including legislation, which may be adopted by the United States Congress to regulate the Internet, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have an adverse effect on our business.

Employees

      As of March 1, 2004, we had a total of 39 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2.  Properties.

      We own no real property. Our principal offices are located at 433 Hackensack Avenue in Hackensack, New Jersey, consisting of approximately 5,000 square feet that we lease on a month-to-month basis. On November 14, 2003, GoAmerica and our GoAmerica Communications Corporation subsidiary entered into two agreements with Stellar Continental LLC ("Stellar"), the lessor of our corporate headquarters at 433 Hackensack Avenue and our former office at 401 Hackensack Avenue, both located in Hackensack, New Jersey. The agreements consisted of a Surrender Agreement and a new Lease Agreement as well as a Common Stock purchase warrant. These agreements enabled us and our subsidiary to cure all prior defaults under the previous lease, which we refer to below as the "Original Lease", and terminated all parties' rights and obligations under the Original Lease, in exchange for (i) Stellar's right to retain $555,755 previously drawn on a letter of credit from our GoAmerica Communications Corporation subsidiary's letter of credit that secured the Original Lease, (ii) our issuing a warrant to Stellar that allows it to acquire up to 1,000,000 shares of our Common Stock at an exercise price of $0.46 per share at any time prior to the close of business on November 13, 2008, and (iii) the execution of a new lease, between our GoAmerica Communications Corporation subsidiary and Stellar for office space at 433 Hackensack Avenue, Hackensack, New Jersey, on a month-to-month basis, renewable each month at Stellar's option, for up to 24 months. These agreements relieved us of approximately $8.1 million of future minimum payments on operating lease obligations. The new lease provides us with significantly reduced monthly rent expenses for our corporate headquarters. These agreements also require us to rent from Stellar any new office space in New Jersey that we require during the term of the new lease, on terms no less favorable than the new lease.

      The offices of Wynd Communications located in San Luis Obispo, California, consisting of approximately 7,400 square feet, are being consolidated with our Hackensack, New Jersey office, during the first half of 2004. Our lease on the Wynd offices expired on January 31, 2004 and we have negotiated a short extension to allow for transition activities.

      In addition to the network operating facility at our Hackensack office, we recently moved our primary network operations function from our network operating center in New York City to a co-location third party facility in Leonia, New Jersey. The agreement under which we operated our approximately 7,000 square foot New York City network operating center expired on February 29, 2004. The lease for the offices of OutBack in San Luis Obispo was terminated in December 2003. We believe that our current facilities are adequate to support our existing operations subject to any credit or liquidity matters discussed in "Risk Factors".

Item 3.  Legal Proceedings.

      On February 15, 2002, Eagle Truck Lines Inc. (also known as Air Eagle, Inc.) filed suit against GoAmerica, Inc. in the Superior Court of the State of California for the County of Los Angeles seeking payment of $590,000, plus other damages, expenses, interest and costs of suit. This action was removed to the United States District Court for the Central District of California and subsequently, pursuant to a motion brought by GoAmerica, transferred to the District of New

Jersey where GoAmerica has moved to have it consolidated with the action described in the next paragraph. This consolidation motion will be decided once a decision in the various motions to dismiss is rendered in the Flash action discussed below. Air Eagle alleges that GoAmerica, as successor in interest to Flash Creative Management, Inc. ("Flash"), failed to perform its obligations under a consulting contract dated July 2, 1999 (the "Contract"), by and between Flash and Air Eagle. Air Eagle alleges that GoAmerica assumed the rights and liabilities under this Contract as a result of its purchase of substantially all of the assets of Flash in November 2000. On June 3, 2002, GoAmerica filed an amended answer and counterclaim, denying the allegations of the complaint and seeking payment from Air Eagle of an amount not less than $589,993.60, plus expenses, interest and costs of suit based on Air Eagle's failure to pay for services rendered by Flash and GoAmerica under the Contract. The Company intends to defend this action and pursue its counterclaim vigorously.

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

      On December 23, 2003, the Company executed a settlement agreement with Eastern Computer Exchange, Inc. ("Eastern Computer") with respect to certain payment obligations pursuant to two equipment leases by agreeing to pay Eastern Computer $350,000 upon closing the financing described in Item 7 of this Annual report on Form 10-K (the "Financing") in exchange for a full release of the Company and its affiliates. Eastern Computer had filed suit against the Company on July 2, 2003 in The United States District Court for the District of New Jersey, seeking monetary amounts of up to approximately $800,000 and dismissed the action without prejudice in October 2003 pending settlement discussions. In the event that the Financing does not close and the Company does not secure alternate financing by March 22, 2004, the Company has acknowledged and agreed to the entry of a judgment against the Company for the full amount of the Company's original debt pursuant to the original litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders  was held on December 19, 2003.

      There were present at the Annual Meeting, in person or by proxy, stockholders holding an aggregate of 45,159,739 shares of Common Stock out of a total number of 54,341,946 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting. The results of the vote taken at such Annual Meeting with respect to the election of the nominees to be our Class C directors as elected by the holders of the Common Stock to hold office until the 2006 Annual Meeting were as follows:

Nominees                      For                   Withheld
--------                      ---                   --------

Aaron Dobrinsky            44,632,545               527,194

Alan Docter                44,745,701               414,038

King Lee                   44,662,481               497,258

      Joseph Korb and Mark Kristoff continued their terms as Class A directors, such terms expiring at the 2004 Annual Meeting of Stockholders. Daniel Luis continued his term as a Class B director, which term expires at the 2005 Annual Meeting of Stockholders.

      A Special Meeting of Stockholders of the Company was held on March 10, 2004 at which all of the proposals presented were approved. Those proposals approved the Financing discussed in more detail in Note 18 of this 10-K, authorized the Company's Board of Directors to effect a reverse stock split at one of five pre-determined ratios if necessary to keep the Company's Common Stock listed on the Nasdaq SmallCap Market, and authorized the Company to increase the number of its authorized capital shares. Due to the Special Meeting being held just prior to the filing of this 10-K, the audited results of the stockholder votes on each proposal cannot be included here, but the Company will provide them in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Item 4A. Executive Officers of the Registrant

      The  following  table  identifies  the current  executive  officers of the
Company:

                                    CAPACITIES IN                   IN CURRENT
NAME                 AGE            WHICH SERVING                 POSITION SINCE
----                 ---            -------------                 --------------

Daniel R. Luis ...   37    Chief Executive Officer and Director        2003

Donald Barnhart ..   46    Chief Financial Officer                     2004

Jesse Odom .......   38    Chief Technology Officer                    2000

----------

      Daniel Luis joined our Board of Directors in January 2003 at the time he was elected our Chief Executive Officer. He previously served as our President and Chief Operating Officer from May 2002 until January 2003. Mr. Luis is also President and Chief Executive Officer of Wynd Communications Corp., which became a wholly owned subsidiary of GoAmerica in June 2000. Mr. Luis joined Wynd in 1994 and has held his current positions with Wynd since 1998.

      Donald Barnhart joined GoAmerica in 1999 and became its Vice President and Controller in 2000. He was appointed Chief Financial Officer in March 2004. Prior to joining GoAmerica, Mr. Barnhart held various finance positions with Bogen Communications and operated his own accounting and consulting firm. Mr. Barnhart is a CPA in New Jersey.

      Jesse Odom joined GoAmerica in 1996 as Vice President of Network Operations. He was appointed Chief Technology Officer in November 2000. Prior to joining GoAmerica, Mr. Odom served as Vice President of Network Engineering at American International Ore Corporation from 1991 to 1996.

      None of our executive officers is related to any other executive officer or to any director of the Company. Our executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

                                    PART II

Item 5. Market for the Registrant's Common Equity, and Related Stockholder Matters.

Market for our Common Stock

      Our common stock traded on the Nasdaq National Market from our initial public offering in April 2000 until August 28, 2002, at which time our listing moved to the Nasdaq Small Cap Market, where it continues to trade under the symbol "GOAM."

      The following table sets forth the high and low sales prices for our common stock for the quarters indicated as reported on the Nasdaq National Market and Nasdaq SmallCap Market.

            Quarter Ended                    High       Low
            ------------------------------------------------
            March 31, 2002 ........         $2.60      $1.05
            June 30, 2002 .........         $1.39      $0.25
            September 30, 2002 ....         $0.59      $0.15
            December 31, 2002 .....         $0.73      $0.20
            March 31, 2003 ........         $0.46      $0.21
            June 30, 2003 .........         $0.74      $0.15
            September 30, 2003 ....         $0.56      $0.24
            December 31, 2003 .....         $1.03      $0.29

      As of February 11, 2004, the approximate number of holders of record of our common stock was 261 and the approximate number of beneficial holders of our common stock was 16,000.

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

      Our common stock is currently not in compliance with Nasdaq Marketplace Rule 4450(a)(5) which requires that a listed company maintain a minimum bid price of $1.00 per share. The Company received notification from the Nasdaq Listing Qualifications Panel extending until May 31, 2004 GoAmerica's temporary exemption from the $1.00 minimum closing bid price per share requirement for continued listing on The Nasdaq SmallCap Market (pursuant to Nasdaq's newly amended Marketplace Rule 4310(c)(8)(D) as approved by the Securities and Exchange Commission (the "SEC") on December 23, 2003). In providing such additional time, the Nasdaq Listings Qualifications Panel noted that the Company is in compliance with all other Nasdaq listing requirements and that GoAmerica has filed a proxy statement pursuant to which the Company will be seeking shareholder approval of, among other things, granting GoAmerica's Board of Directors the discretion to implement a reverse stock split if such action is required to maintain the Company's listing on the Nasdaq SmallCap Market.

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

Use of Proceeds

      On April 6, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the SEC in connection with our initial public offering of common stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect, now
Harrisdirect. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 10,000,000 shares of our common stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6 million. As of December 31, 2003, approximately $568,000 of the $146.2 million in net proceeds received by us upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $145.6 million of the net proceeds have been specifically applied as follows: (i) $5.1 million for the acquisition of other businesses, (ii) $38.1 million for sales and marketing expenses, (iii) $10.9 million for the purchase of capital assets, and (iv) $91.5 million for working capital needs.

Item 6. Selected Consolidated Financial Data.

      The selected consolidated financial data set forth below with respect to our statement of operations data for the years ended December 31, 2003, 2002 and 2001, and with respect to the consolidated balance sheet data at December 31, 2003 and 2002 are derived from and are qualified by reference to our audited consolidated financial statements and related notes thereto presented elsewhere herein. Our consolidated statement of operations data for the years ended December 31, 2000 and 1999 and consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Annual Report on Form 10-K.

                                                                      Years Ended December 31,
                                                 -----------------------------------------------------------------
                                                             (In thousands, except for per share data)
                                                   2003          2002          2001           2000          1999
                                                 --------      --------      ---------      --------      --------
Consolidated Statement of
  Operations Data:
  Revenues:
    Subscriber .............................     $ 10,108      $ 29,017      $  28,308      $  8,535      $  1,104
    Equipment ..............................        1,042         6,560         10,088         5,097         1,420
    Other ..................................          728           335            618           242           207
                                                 --------      --------      ---------      --------      --------
  Total revenue ............................       11,878        35,912         39,014        13,874         2,731
                                                 --------      --------      ---------      --------      --------
  Costs and expenses:
    Cost of subscriber revenue .............        2,669        20,434         22,578         7,194         4,051
    Cost of equipment revenue ..............        1,152         8,537         20,665         6,090         1,648
    Cost of network operations .............        1,828         3,074          3,264           623           375
    Sales and marketing ....................        1,072         8,038         24,700        35,807         3,283
    General and administrative .............        9,617        29,082         40,685        26,853         3,970
    Research and development ...............        1,209         3,456          4,174           762           465
    Depreciation and amortization of
      fixed assets .........................        1,912         4,342          2,987           994           275
    Amortization of goodwill and
      other intangibles ....................        1,081         1,483         18,398         7,247            --
    Impairment of goodwill .................          193         8,400         12,991            --            --
    Impairment of other intangible
      assets ...............................           --            --         12,423            --            --
    Impairment of other long-lived
      assets ...............................        1,202         5,582             97            --            --
    Settlement costs .......................           --            --             --            --           297
                                                 --------      --------      ---------      --------      --------
  Total costs and expenses .................       21,935        92,428        162,962        85,570        14,364
                                                 --------      --------      ---------      --------      --------
  Loss from operations .....................      (10,057)      (56,516)      (123,948)      (71,696)      (11,633)
  Other income:
    Gain on sale of subscribers ............        1,756            --             --            --            --
    Settlement gains, net ..................           85            --             --            --            --
    Interest (expense) income, net .........         (275)          191          3,099         6,944           165
                                                 --------      --------      ---------      --------      --------
  Total other income .......................        1,566           191          3,099         6,944           165
                                                 --------      --------      ---------      --------      --------
  Net loss before benefit from
      income taxes .........................       (8,491)      (56,325)      (120,849)      (64,752)      (11,468)
  Income tax benefit .......................          284           436            578            --            --
                                                 --------      --------      ---------      --------      --------
  Net loss .................................       (8,207)      (55,889)      (120,271)      (64,752)      (11,468)
  Beneficial conversion feature and
      accretion of redemption value of
      mandatorily redeemable
      convertible preferred stock ..........           --            --             --       (30,547)      (10,463)
                                                 --------      --------      ---------      --------      --------
  Net loss applicable to common
      stockholders .........................     $ (8,207)     $(55,889)     $(120,271)     $(95,299)     $(21,931)
                                                 ========      ========      =========      ========      ========
  Basic net loss per share applicable
      to common stockholders ...............     $  (0.15)     $  (1.04)     $   (2.27)     $  (2.19)     $  (1.02)
                                                 ========      ========      =========      ========      ========
  Diluted net loss per share
      applicable to common
      stockholders .........................     $  (0.15)     $  (1.04)     $   (2.25)     $  (2.18)     $  (1.00)
                                                 ========      ========      =========      ========      ========
  Weighted average shares used in
      computation of basic net loss per
      share applicable to common
      stockholders .........................       54,259        53,846         53,027        43,426        21,590
  Weighted average shares used in
      computation of diluted net loss
      per share applicable to common
      stockholders .........................       54,259        53,869         53,354        43,678        22,025

                                                                             As of December 31,

                                                         -----------------------------------------------------------
                                                                               (In thousands)
                                                           2003         2002        2001         2000         1999
                                                         -------      -------      -------     --------     --------
Balance Sheet Data:
Cash and cash equivalents ..........................     $   568      $ 4,982      $34,977     $114,411     $  6,344
Working capital (deficit) ..........................      (2,656)      (1,037)      33,292      113,530        2,426
Total assets .......................................      12,965       26,765       87,785      207,746        9,757
Series A redeemable convertible preferred stock ....          --           --           --           --       20,755
Series B redeemable convertible preferred stock ....          --           --           --           --           --
Total stockholders' equity (deficit) ...............       7,142       13,017       66,413      181,530      (16,659)


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

Overview

      GoAmerica, Inc., a Delaware corporation ("We," "Us" or the "Company"), develops and distributes wireless data technology, applications and software that address the productivity and communications needs of enterprise customers, and individuals, with one of our business units concentrating on the deaf, hard of hearing or speech impaired community. In the consumer market, we primarily offer wireless data solutions that are designed for people who are deaf, hard of hearing or speech impaired through our wholly owned subsidiary, Wynd Communications Corporation ("Wynd"). In the enterprise market, our solutions are primarily based on our proprietary software technology called Go.Web(TM). By utilizing Go.Web, businesses can improve the productivity of employees by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks. Our Go.Web technology can be hosted and supported in a secure network operations center maintained by GoAmerica or its third party outsourcing provider or installed behind an enterprise's network security system, commonly know as the firewall. Customers who opt to install the software do so by purchasing our proprietary Go.Web Enterprise Server, formally known as Go.Web OnPrem(TM), technology.

      Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and e-commerce system as well as our billing system. We have invested additional capital in the development of our software applications Go.Web and Mobile Office(R) as well as other software applications. We have provided mobile devices made by third parties to our customers at prices below our costs for such devices. We have incurred operating losses since our inception and expect to continue to incur operating losses for at least the next several quarters. We will need to significantly improve our overall gross margins, and further reduce our selling, general and administrative expenses to become profitable and sustain profitability on a quarterly or annual basis. We will seek to grow Wynd's business through additional strategic alliances or new service offerings. As a result of our strategic alliance with EarthLink, Inc., or EarthLink, we experienced an overall decline in revenue while gross margins increased and selling, marketing and administrative declined. We have generated and may continue to generate revenues from EarthLink from three primary sources: (i) recurring service revenue; (ii) software revenue; and (iii) activation bounties. We have substantially reduced our costs of subscriber airtime and operating costs as a result of our strategic alliance with EarthLink.

      Our subscriber revenue primarily consists of monthly service fees, which we recognize as revenue when the services are provided to the subscriber. Subscriber revenue accounted for approximately 85.1%, 80.8% and 72.6% of our total revenue during 2003, 2002 and 2001, respectively. Historically, we offered a variety of mobile data service plans. Our consumer plans, which are marketed through Wynd, provide data usage on multiple mobile devices through variable and fixed monthly fees ranging from $9.95 to $39.95. In the enterprise market, we provide unlimited data usage on any mobile device for a fixed monthly fee, which currently ranges from $1.25 to $17.95. We will continue to derive recurring subscriber revenue from our consumer channels and through the sale of our Go.Web software. We also typically sell third-party mobile devices in conjunction with a service agreement to a new subscriber. Equipment revenue accounted for approximately 8.8%, 18.3% and 25.9% of our total revenue during 2003, 2002 and 2001, respectively. We recognize equipment revenue at the time of the shipment of the mobile device to a subscriber. During 2003, approximately 34% of our subscribers purchased a mobile device upon their initial subscription. Over time, we expect that such percentage will decrease as mobile devices for data transmission become more prevalent.

      In addition to our subscriber and equipment revenue, we historically have generated other revenue which consists of consulting services relating to the development and implementation of wireless data systems for certain corporate customers. We anticipate that our professional service revenues will decrease as a percentage of our total revenues during 2004 from prior year levels.
Additionally, we anticipate during 2004 that the amount of our non-recurring bounty revenues we receive from EarthLink and other wireless providers for selling their wireless services and other product offerings to remain constant with 2003 levels.

      Our sales and marketing expenses consist primarily of compensation and related costs for marketing personnel, advertising and promotions, travel and entertainment and other related costs. We expect sales and marketing expenses to increase as a percentage of sales during 2004 as compared to 2003 as we introduce new products and services to the consumer marketplace. Our general and administrative expenses consist primarily of compensation and related costs for general corporate and business development, along with rent and other related costs. We expect general and administrative expenses to decrease as a percentage of our annual revenues primarily due to our renegotiation of certain lease agreements combined with our planned consolidation of business operations. Our research and development expenses consist primarily of compensation and related costs and professional service fees. Depreciation and amortization expenses consist primarily of depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases.

      During 1999 and the first quarter of 2000, we granted options to certain of our employees at exercise prices below the deemed fair market value per share of our common stock. Such grants resulted in non-cash employee compensation expenses based on the difference, on the date of grant, between the fair market value and the exercise price of stock options granted to employees. The resulting deferred employee compensation is being amortized over the vesting periods of the grants. During 2003, we incurred an aggregate of $314,000 in non-cash employee compensation, representing the remaining balance of deferred compensation, as a result of stock option and warrant grants during 1999 and the first quarter of 2000 which were granted at prices below the fair market value of our common stock.

      Net interest expense consists primarily of amortization of deferred debt expense and is partially offset by interest earned on cash and cash equivalents. We expect interest expense to increase during 2004 as compared with 2003 as a result of continued amortization of the deferred debt described above.

      During 2001, we acquired OutBack Resource Group, Inc., a software development company. The total purchase price of approximately $148,000 included the issuance of 134,996 shares of common stock valued at $0.96 per share and warrants issued at the date of acquisition with an estimated fair market value of approximately $19,000 to purchase an aggregate of 67,500 shares of our common stock at an exercise price of $3.00 per share. As a result of this acquisition, we recorded intangibles of approximately $193,000.

      During 2003, we identified indicators of possible impairment of our long-lived assets, principally goodwill recorded with regard to the acquisition of Outback. Such indicators included the continued deterioration in the business climate for wireless Internet service providers, significant declines in the market values of our competitors in the wireless Internet services industry, recent changes in our 2004 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses. We determined that the carrying value of these long-lived assets exceeded their respective fair values, thus requiring a write-down totaling $193,000 of goodwill associated with Outback.

      On December 19, 2003, we announced plans for a strategic re-focusing premised on the consummation of the financing described below. Our strategy is centered on the pursuit of three priorities, centered on the market currently serviced by our Wynd Communications subsidiary:

      o     growth of Wynd Communications' core wireless services business;
      o development and marketing of new communications services, including branded Internet protocol and video relay services; and
      o     streamlined operations to enable superior customer support.

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

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. We also charged our CDPD subscribers a per kilobyte fee for using a mobile device outside of a designated geographical area, or roaming; such fees are recognized as revenue when collected. We also generally charge a non-refundable activation fee upon initial subscription. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts, which is generally six months, one year or two years. Equipment revenue is recognized upon shipment to the end user. We have also provided mobile devices to our customers at prices below our costs as incentives for customers to enter into service agreements. Such incentives are recorded as a deferred asset and amortized against subscriber gross margins over the life of the service agreement. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market conditions. We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In assessing the recoverability of our goodwill, other intangibles and other long-lived assets, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During 2003, we evaluated the carrying value of certain software and equipment, which were idled upon our most recent transition of certain activities to EarthLink and consolidation of our leased locations. As a result, we have recorded adjustments to the carrying value of specific assets.

Results of Operations

      The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                       Percentage of Revenue
                                                       ---------------------
                                                           Years Ended
                                                           December 31,
                                                    --------------------------
                                                    2003       2002       2001
                                                    ----       ----       ----
Revenue:
   Subscriber ................................      85.1%      80.8%      72.6%
   Equipment .................................       8.8       18.3       25.8
   Other .....................................       6.1        0.9        1.6
                                                   -----      -----      -----
      Total revenue ..........................     100.0      100.0      100.0
Costs and expenses:
   Cost of subscriber revenue ................      22.5       56.9       57.9
   Cost of equipment revenue .................       9.7       23.8       53.0
   Cost of network operations ................      15.4        8.6        8.4
   Sales and marketing .......................       9.0       22.4       63.2
   General and administrative ................      81.0       81.0      104.3
   Research and development ..................      10.2        9.6       10.7
   Depreciation and amortization of fixed
      assets .................................      16.1       12.1        7.7
   Amortization of goodwill and other
      intangibles ............................       9.1        4.1       47.2
   Impairment of goodwill ....................       1.6       23.4       33.3
   Impairment of other intangible assets .....        --         --       31.8
   Impairment of other long-lived assets .....      10.1       15.5        0.2
                                                   -----      -----      -----
      Total costs and expenses ...............     184.7      257.4      417.7
                                                   -----      -----      -----
      Loss from operations ...................      84.7      157.4      317.7
Other income (expense) .......................      13.2        0.5        7.9
Income tax benefit ...........................       2.4        1.2        1.5
                                                   -----      -----      -----
      Net loss ...............................      69.1%     155.7%     308.3%
                                                   =====      =====      =====

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Subscriber revenue. Subscriber revenue decreased to $10.1 million for the year ended December 31, 2003 from $29.0 million for the year ended December 31, 2002. The decrease was primarily due to having a smaller average subscriber base in the year ended December 31, 2003 than in the year ended December 31, 2002 as a result of the sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter 2002. Our subscriber base decreased to 75,130 subscribers at December 31, 2003 from 91,384 subscribers at December 31, 2002. We expect the number of our subscribers to remain relatively constant to levels at December 31, 2003 as we continue to improve our subscriber profile. Our average monthly revenue per user, or ARPU, decreased to $10.10 for the year ended December 31, 2003 from $23.53 for the year ended December 31, 2002. The decline in ARPU was due to an increase in the number of new subscribers from the sale of our Go.Web value added services, which generally have a lower monthly ARPU than our full-service offerings.

      Equipment revenue. Equipment revenue decreased to $1.0 million for the year ended December 31, 2003 from $6.6 million for the year ended December 31, 2002. This decrease was primarily due to our outsourcing of device provisioning to EarthLink. We anticipate that equipment revenue may increase slightly as we continue to provide devices to new subscribers of our Wynd services.

      Other revenue. Other revenue increased to $728,000 for the year ended December 31, 2003 from $335,000 for the year ended December 31, 2002. This increase was primarily due to consulting services provided to Earthlink. We anticipate that consulting services will decrease as a result of our decision not to pursue certain consulting projects and consulting services to third parties during 2004.

      Cost of subscriber revenue. Cost of subscriber revenue decreased to $2.7 million for the year ended December 31, 2003 from $20.4 million for the year ended December 31, 2002. The decrease was primarily due to having a smaller average subscriber base in the year ended December 31, 2003 than in the year ended December 31, 2002 as a result of the sale of our CDPD subscribers as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter of 2002. Additionally, during the third and fourth quarters of 2003, we recorded one-time reductions of accruals for certain subscriber-related costs recorded in prior periods of $763,000 and $750,000, respectively. We expect the number of our subscribers to remain relatively constant to levels at December 31, 2003 as we continue to improve our subscriber profile, which we expect will result in comparable costs of subscriber airtime year over year.

      Cost of equipment revenue. Cost of equipment revenue decreased to $1.2 million for the year ended December 31, 2003 from $8.5 million for the year ended December 31, 2002. This decrease was primarily due to our outsourcing of device provisioning to EarthLink, as well as decreased inventory related charges of approximately $47,000 for the year ended December 31, 2003 compared to $1.6 million for the year ended December 31, 2002 The inventory related charges primarily relate to wireless modems supporting laptop and older PALM OS based models for which sales were lower than expected and a charge for a lower of cost to market adjustment related to other equipment which remained unsold. We anticipate cost of equipment revenue to increase slightly as we continue to provide devices to new subscribers of our Wynd services.

      Cost of network operations. Cost of network operations decreased to $1.8 million for the year ended December 31, 2003 from $3.1 million for the year ended December 31, 2002. We expect our cost of network operations to decline further as a result of our planned consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider.

      Sales and marketing. Sales and marketing expenses decreased to $1.1 million for the year ended December 31, 2003 from $8.0 million for the year ended December 31, 2002. This decrease primarily was due to decreased advertising and marketing activities of $2.0 million including advertising costs paid to third parties of approximately $1.3 million and a decrease in salaries and benefits for personnel performing sales and marketing activities of approximately

$3.5 million. Additionally, during the year ended December 31, 2003, we recorded a $372,000 one-time reduction of accruals for certain sales and marketing expenses recorded in prior periods. We expect sales and marketing expenses to increase as a percentage of sales during 2004 as compared to 2003 as we introduce new products and services to the consumer marketplace.

      General and administrative. General and administrative expenses decreased to $9.6 million for the year ended December 31, 2003 from $29.1 million for the year ended December 31, 2002. This decrease primarily was due to decreased professional fees for infrastructure buildout and general corporate activities of approximately $9.6 million, decreased salaries and benefits for personnel performing business development and general corporate activities of approximately $2.7 million, amounts paid to third parties for professional services of approximately $2.3 million, a decrease in our bad debt expense of approximately $2.7 million, and decreased facility costs of approximately $1.6 million. Additionally, during the fourth quarter of 2003, we recorded one-time reductions of deferred rent for certain long term lease related costs recorded in prior periods of $347,000. We expect general and administrative expenses to decline as a result of our renegotiation of certain lease agreements combined with our planned consolidation of business operations.

      Research and development. Research and development expense decreased to $1.2 million for the year ended December 31, 2003 from $3.5 million for the year ended December 31, 2002. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities. We expect research and development expenses to continue to decline as we utilize internal resources to develop and maintain our WyndTell and Go.Web technologies rather than using outside consultants.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased for the year ended December 31, 2003 to $1.1 million from $1.5 million for the year ended December 31, 2002. This decrease primarily was due to certain of our other intangibles being fully amortized as of December 31, 2002. We expect amortization of goodwill and other intangible assets to decline further as a result of additional classes of intangible assets becoming fully amortized during 2004.

      Impairment of goodwill and other long-lived assets. During the second quarter of 2003 and third quarter of 2002, we identified indicators of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets recorded upon the acquisitions of Wynd, Hotpaper and Outback. Such indicators included the continued deterioration in the business climate for wireless Internet service providers, significant declines in the market values of our competitors in the wireless Internet services industry, recent changes in our 2004 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses. With the assistance of independent valuation experts, we performed asset impairment tests and determined the fair value of the impaired long-lived assets for the respective acquired entities. Fair value was determined primarily using the discounted cash flow method. A write-down of goodwill and intangible assets totaling $193,000 and $8.4 million were recorded during the second quarter of 2003 and third quarter of 2002, respectively, reflecting the amount by which the carrying amount of the assets exceed their respective fair values. The write-down consisted of $193,000 and $8.4 million for goodwill during the second quarter of 2003 and third quarter of 2002, respectively. In addition, impairment charges related to property and equipment totaling $1.2 million and $5.6 million were recorded during 2003 and 2002, respectively, in accordance with the Statement of Financial Accounting Standard No. 144, "Accounting for Impairment of Long Lived Assets" and Statement of
Financial Accounting Standard No. 121, "Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of".

      Gain on sale of subscribers. Gain on sale of subscribers resulted from our comprehensive strategic alliance whereby EarthLink purchased all of the Company's cellular digital packet data (CDPD) subscribers as well as certain of the Company's Cingular and Motient network subscribers. As a result of this agreement, we recorded a gain on the sale of subscribers of $1,756,000 during 2003.

      Settlement Gains, net. The Company entered into agreements with certain of its creditors to relieve the Company of certain debts. As a result, the Company has recorded settlement gains totaling $85,000.

      Interest (expense) income, net. The Company incurred interest expense of $275,000 for the year ended December 31, 2003 compared to interest income of $191,000 for the year ended December 31, 2002. This change was primarily due to the amortization of deferred debt expense and discount recorded on bridge notes payable.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Subscriber revenue. Subscriber revenue increased to $29.0 million for the year ended December 31, 2002 from $28.3 million for the year ended December 31, 2001. The increase was primarily due to having a larger average subscriber base in the year ended December 31, 2002 than in the year ended December 31, 2001. Our subscriber base decreased to 91,384 subscribers at December 31, 2002 from 140,927 subscribers at December 31, 2001 as a result of the sale of our CDPD subscribers, as well as a portion of our Cingular and Motient network subscribers, to EarthLink during the fourth quarter 2002. Our average monthly revenue per user, or ARPU, decreased to $23.53 for the year ended December 31, 2002 from $25.02 for the year ended December 31, 2001. The decline in ARPU was due to an increase in the number of new subscribers from the sale of our Go.Web value added services, which generally have a lower monthly ARPU than our full-service offerings. During 2001, we began charging our subscribers a per kilobyte fee for roaming, which occurs when a customer uses their service outside of a designated geographic area. Amounts billed to subscribers for roaming that have been recognized as revenue were insignificant to date.

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

      We have incurred significant operating losses since our inception and as of December 31, 2003 have an accumulated deficit of $264.4 million. During 2003, we incurred a net loss of $8.2 million and used $7.9 million of cash to fund operating activities. As of December 31, 2003 we had $568,000 in cash and cash equivalents ($210 at February 27, 2004). In execution of our 2003 operating plan, we took steps to reduce our annual payroll by more than 60% and took further actions to reduce sales and marketing expenses. In addition we completed the implementation of the agreements associated with our comprehensive strategic alliance with EarthLink. As a result of the completed implementation of these agreements, we anticipate continuing to generate revenues from three primary sources, (i) recurring service revenue; (ii) software revenue; and (iii) activation bounties. Our 2004 operating plan includes further reductions in facility costs as a result of our successful renegotiation of long term lease obligations and consolidation of our business operations. This will be partially offset by increases in sales and marketing expenditures from levels incurred during 2003 as we introduce new products and services to the consumer marketplace. We currently anticipate that our available cash resources, when coupled with the net proceeds from the financing described below, will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

      During 2003, our available cash decreased substantially. This reduction in liquidity created significant constraints on the manner in which our business operated. Additionally, during 2003 we retained an outside advisor to assist us in analyzing various steps that we may take to enhance our liquidity, which included exploration of the sale or other disposition of certain of our assets. During the fourth quarter of 2003 and in preparation of seeking new investors, we ceased exploration of asset sales and commenced negotiations with certain of our largest creditors.

      On December 19, 2003, we entered into definitive agreements with multiple investors providing for the investors to purchase shares of our Common Stock and warrants, for an aggregate purchase price of $14.5 million in a private placement offering (the "Financing"). As part of the Financing, on December 19, 2003, we received an approximately $1 million secured bridge loan from the investors. The notes issuable in connection with the bridge financing converted into Common Stock upon consummation of the Financing. The closing of the Financing occurred on March 10, 2004, immediately after our stockholders approved the issuance of the securities issuable pursuant to the Financing. The Company received net proceeds (after estimated expenses) from the Financing of approximately $13 million, including the amount loaned to the Company on December 19, 2003. Approximately $300,000 of the net proceeds will be used to repay existing indebtedness, consisting of $120,000 to Verizon Wireless, $100,000 to Metricom and $80,000 to Motient. In addition, $600,000 of the net proceeds will support a letter of credit in favor of Cingular. Pursuant to the Financing, we issued 96,820,796 shares of Common Stock and issued warrants to purchase a total of 10,992,976 shares of Common Stock at an exercise price of $0.15 per share.

      In connection with the Financing, we entered into a Registration Rights Agreement that required us to file, not later than February 27, 2004, a registration statement covering the Common Stock sold in the Financing, shares issued or issuable to certain of our creditors, pursuant to agreements executed in advance of the first closing, in settlement of certain historical liabilities, and shares underlying certain warrants. In the event that the registration statement is not (a) timely filed and/or (b) declared effective by the Securities and Exchange Commission by April 27, 2004, then each investor will be entitled to receive additional shares of Common Stock (the "Additional Shares") equal in value to 3% of the shares then owned by such investor, or which the investor then has the right to acquire, for each 30-day period or pro rata portion of such period following the date of the applicable deadline until the applicable condition is met. The Additional Shares issuable by us for failure to meet the registration requirements will not exceed 12% of the total shares then owned by each investor or which each investor then has the right to acquire. Since we were not be able to file the registration statement until after we closed the private placement, we know that we will be required to issue at least 3% of the total shares then owned by each investor or which each investor then has the right to acquire.

      Net cash used in operating activities was $7.9 million, $29.0 million and $68.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

      Net cash provided by/(used in) investing activities was $2.6 million, ($448,000) and ($10.3) million for the years ended December 31, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, we provided cash by release of funds previously restricted and through the sale of subscribers to Earthlink. These amounts were partially offset from the purchases of property, equipment and leasehold improvements as well as an acquisition of subscribers for our Wynd subsidiary. For the years ended December 31, 2002 and 2001, we used cash in investment activities principally for purchases of property, equipment and leasehold improvements. During 2004, we expect to use cash in investing activities through capital expenditures and increases in restricted cash from creditor settlements.

      Net cash provided by financing activities was $914,000 for the year ended December 31, 2003. This primarily resulted from the issuance of a note payable in connection with the above-mentioned bridge financing and the issuance of common stock from the exercise of stock options. Net cash used in financing activities was $533,000 and $649,000 for the years ended December 31, 2002 and 2001, respectively. This resulted primarily from payments made on lease obligations and was partially offset by the issuance of common stock upon the exercise of stock options.

      As of December 31, 2003, our principal commitments consisted of obligations outstanding under operating leases. As of December 31, 2003, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $158,000, of which $145,000 is payable in 2004.

      The following table summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                         Less than     1-3       4-5     After 5
December 31, (In thousands)      Total     1 Year     Years     Years     Years

Contractual Obligations:
   Capital Lease
      Obligations ............    $ 13      $ 13      $ --      $ --      $ --
   Operating Lease
      Obligations ............     158       145        13        --        --
                                  ----      ----      ----      ----      ----
   Total Contractual Cash
      Obligations ............    $171      $158      $ 13      $ --      $ --
                                  ====      ====      ====      ====      ====

      We have employment agreements with certain of our key executives, which provide for fixed compensation and bonuses based upon our operating results. Our maximum aggregate cash liability under the agreements, if we terminated these employees, is approximately $150,000 at December 31, 2003.

      As of December 31, 2003, we had net operating loss carryforwards of approximately $182.5 million for Federal income tax purposes that will expire through 2021. The state tax benefit during 2003 of $284,000 is attributable to our sale of certain state net operating loss carryforwards. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to limitations imposed by the Tax Reform Act of 1986, and as a result of a significant change in our ownership in 1999, the utilization of net operating loss carryforwards that arose prior to such ownership change is subject to an annual limitation of $1.4 million. In addition, we acquired additional operating losses through our acquisitions of Wynd and Hotpaper. We believe that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before such change. We have not performed a detailed analysis to determine the amount of the potential limitations. In addition, we have not performed a detailed analysis to determine the amount of the potential limitations as a result of the Financing.

Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. The adoption of this statement did not have a significant impact on our results of operations.

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

      In November  2002,  the  Emerging  Issues Task  Force,  "EITF",  reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Elements" (EITF No. 00-21), which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically this issue states that in an arrangement with multiple deliverables, the delivered items should be considered a separate unit of accounting if: (1) the delivered items have value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items, and (3) the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered items is considered probable and substantially within our control. Additionally, the Issue states that the consideration should be allocated among the separate units of accounting based upon their relative fair values. If there is objective and reliable evidence of the fair value of the undelivered items in an arrangement but no such evidence for the delivered items, then the residual method should be used to allocate the consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Accordingly, the application of EITF No. 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. The adoption of EITF No. 00-21 for transactions entered into after July 1, 2003 did not have a significant impact on our consolidated financial statements.

      In January 2003, the FASB issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either
(i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an APE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We do not have any arrangements with variable interest entities that will require consolidation of their financial information in our financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We believe that we have limited exposure to financial market risks, including changes in interest rates. At December 31, 2003, all of our available excess funds were cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $10,000 based on cash and cash equivalent balances at December 31, 2003. We currently hold no derivative instruments and do not earn foreign-source income.

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

Item 9A. Controls and Procedures.

      Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

      Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers.

      We maintain a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and to persons performing similar functions. A copy of this code of ethics is posted on our website accessible at http://www.goamerica.com/media_center.

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

Item 14. Principal Accountant Fees and Services.

      We will provide information that is responsive to this Item 14 regarding accounting fees and services in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption "Principal Accountant Fees and Services" or "Accounting Matters", and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

                                    PART IV

Item 15. Exhibits, Financial Statements and Reports on Form 8-K.

(a)(1)   Consolidated Financial Statements.

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

   (3)   Exhibits.

         Reference is made to the Exhibit Index on Page E-1

(b)      Reports on Form 8-K.

         During the last quarter of the fiscal year ended December 31, 2003, the Registrant filed six Current Reports on Form 8-K with the Commission:

         On October 27, 2003, the Company filed a Current Report on Form 8-K (under Items 5 and 7) regarding the Nasdaq Stock Market Listing Qualifications Panel granting the Company additional time, through at least December 1, 2003, to regain compliance with the Nasdaq's one dollar minimum bid price per share rule, and the setting of the 2003 Annual Meeting date and Record Date therefore.

         On November 19, 2003, the Company filed a Current Report on Form 8-K (under Items 5 and 12) regarding the Company's financial results for the three months ended September 30, 2003 (not deemed "filed" pursuant to the rules of the SEC).

         On November 24, 2003, the Company filed a Current Report on Form 8-K (under Items 5 and 7) regarding the Company's settlement of its long term lease obligations for the Company's headquarters.

         On December 1, 2003, the Company filed a Current Report on Form 8-K (under Items 5 and 7) regarding the Company's press release with respect to its anticipated continued listing on the Nasdaq SmallCap Market.

         On December 23, 2003, the Company filed a Current Report on Form 8-K (under Items 5 and 7) regarding (i) Nasdaq's notification to the Company that its temporary exception to Nasdaq's minimum bid price rule was extended through at least January 30, 2004, (ii) the Company's execution of financing agreements with multiple investors, and (iii) the Company's press releases with respect to strategy and operations.

         On December 24, 2003, the Company filed a Current Report on Form 8-K (under Items 5 and 7) regarding additional information about its proposed financing and the settlement of a material litigation with Eastern Computer Exchange, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of March, 2004.

                                                     GOAMERICA, INC.

                                                     By: /s/ Daniel R. Luis
                                                         -----------------------
                                                         Daniel R. Luis
                                                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                      Title                            Date
      ---------                      -----                            ----

/s/ Aaron Dobrinsky         Chairman of the Board                 March 10, 2004
-------------------------
    Aaron Dobrinsky

/s/ Daniel R. Luis          Chief Executive Officer               March 10, 2004
-------------------------   (Principal Executive Officer)
    Daniel R. Luis

/s/ Donald G. Barnhart      Chief Financial Officer               March 10, 2004
-------------------------   (Principal Financial and
    Donald G. Barnhart      Accounting Officer)

/s/ Joseph Korb             Director                              March 10, 2004
-------------------------
    Joseph Korb

/s/ Alan Docter             Director                              March 10, 2004
-------------------------
    Alan Docter

/s/ Mark Kristoff           Director                              March 10, 2004
-------------------------
    Mark Kristoff

/s/ King Lee                Director                              March 10, 2004
-------------------------
    King Lee

                                 EXHIBIT INDEX++
                                   ITEM 15(c)

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

(2)         Plan of Acquisition

2.1 Merger Agreement and Plan of Reorganization, dated as of November 13, 2001, by and among GoAmerica, Inc., GoAmerica Acquisition III Corp., OutBack Resource Group, Inc. and certain shareholders thereof (Incorporated by reference to Exhibit 2.1 of GoAmerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001) (File No. 000-29359)

(3)         Articles of Incorporation and By-laws

3.1 Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 8, 2000 (Incorporated by reference to Exhibit 3.1 of GoAmerica's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000) (File No. 000-29359)

3.2         Amendment   No.  1  to   Amended   and   Restated   Certificate   of
            Incorporation, as filed with the Secretary of State of the State of Delaware on March 10, 2004 (filed herewith)

3.3 By-laws (Incorporated by reference to Exhibit 3.2 of GoAmerica's Registration Statement on Form S-1 which became effective on April 6, 2000) (File No. 333-94801)

(4) Instruments defining the rights of security holders, including indentures

4.1 Warrant to Purchase Common Stock of GoAmerica, Inc. issued to Sony Electronics, Inc. by GoAmerica, Inc. on January 1, 2001 (Incorporated by reference to Exhibit 4.3 of GoAmerica's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (File No. 000-29359)

4.2 Form of Warrant to Purchase Common Stock of GoAmerica, Inc. issued to former shareholders of OutBack Resource Group, Inc. on November 13, 2001 (Incorporated by reference to Exhibit 10.2 of GoAmerica's Quarterly Report on Form 10-Q for the quarter ended September 30,
            2001) (File No. 000-29359)

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

4.3         Warrant to  Purchase  Common  Stock of  GoAmerica,  Inc.,  issued to
            Stellar Continental LLC on November 14, 2003 (Incorporated by reference to Exhibit 4.1 of GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24,
            2003) (File No. 000-29359)

4.4 Warrant to Purchase Common Stock of GoAmerica, Inc., issued to the Investors and designees of GoAmerica's placement agent upon consummation of the second closing contemplated by the Purchase Agreement included as Exhibit 10.35 below (Incorporated by reference to Exhibit 4.5 of GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 000-29359)

4.5 Warrant to Purchase Common Stock of GoAmerica, Inc., issued to Derek Caldwell as nominee for Sunrise Securities Corp. on December [18], 2003 (Incorporated by reference to Exhibit 4.6 of GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 000-29359)

4.6 Warrant to Purchase Common Stock of GoAmerica, Inc., issued to Amnon Mandelbaum as nominee for Sunrise Securities Corp. on December [18], 2003 (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 000-29359)

(10)        Material Contracts

10.1 Form of Invention Assignment and Non-Disclosure Agreement by and between GoAmerica and its employees (Incorporated by reference to Exhibit 10.5 of GoAmerica's Registration Statement on Form S-1 which became effective on April 6, 2000) (File No. 333-94801)

10.2 Form of Indemnification Agreement by and between GoAmerica and each of its directors and executive officers (Incorporated by reference to Exhibit 10.6 of GoAmerica's Registration Statement on Form S-1 which became effective on April 6, 2000) (File No. 333-94801)

10.3# Value Added Reseller Agreement by and between GoAmerica, Wynd and Cingular Interactive, L.P., dated as of December 30, 2003 (filed herewith)

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

10.4= Reseller Agreement for Messaging Services by and between GoAmerica and ARDIS Company (now Motient Communications Inc.), dated August 25, 1999 (Incorporated by reference to Exhibit 10.4 of GoAmerica's Registration Statement on Form S-1 which became effective on April 6, 2000) (File No. 333-94801)

10.7* Amended and Restated Employment Agreement by and between GoAmerica, Inc. and Daniel R. Luis, dated as of May 6, 2002 (Incorporated by reference to Exhibit 10.3 of GoAmerica's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002) (File No. 000-29359)

10.8* Employment Agreement by and between GoAmerica and Aaron Dobrinsky, dated as of May 6, 2002 (Incorporated by reference to Exhibit 10.1 of GoAmerica's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002) (File No. 000-29359)

10.9* Employment Agreement by and between GoAmerica and Joseph Korb, dated as of May 6, 2002 (Incorporated by reference to Exhibit 10.2 of GoAmerica's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002) (File No. 000-29359)

10.10* Employment Agreement by and between GoAmerica and Jesse Odom, dated as of May 6, 2002 (Incorporated by reference to Exhibit 10.5 of GoAmerica's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002) (File No. 000-29359)

10.11* GoAmerica Communications Corp. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.11 of GoAmerica's Registration Statement on Form S-1 which became effective on April 6, 2000) (File No. 333-94801)

10.12*      GoAmerica,  Inc.  1999  Stock Plan  (Incorporated  by  reference  to
            Exhibit 10.12 of GoAmerica's Registration Statement on Form S-1 which became effective on April 6, 2000) (File No. 333-94801)

10.13* GoAmerica, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.13 of GoAmerica's Registration Statement on Form S-1 which became effective on April 6, 2000) (File No. 333-94801)

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

10.14 Lease Agreement, dated as of November 14, 2003, by and between GoAmerica Communications Corp. and Stellar Continental LLC (Incorporated by reference to Exhibit 10.2 of GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2003) (File No. 000-29359)

10.15 Surrender Agreement, dated as of November 14, 2003, among GoAmerica, Inc., GoAmerica Communications Corp. and Stellar Continental LLC (Incorporated by reference to Exhibit 10.1 of GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2003) (File No. 000-29359)

10.16 Purchase Agreement, dated as of December 19, 2003, by and between GoAmerica, Inc. and the Investors set forth therein (Incorporated by reference to Exhibit 4.1 of GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24,
            2003) (File No. 000-29359)

10.17 Registration Rights Agreement, dated as of December 19, 2003, by and between GoAmerica, Inc. and the Investors set forth therein (Incorporated by reference to Exhibit 4.2 of GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 000-29359)

10.18= Acquisition Agreement, dated as of September 25, 2002, between EarthLink, Inc., GoAmerica, Inc. and GoAmerica Communications Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10,
            2002) (File No. 000-29359)

10.19= Sales Agent Agreement, dated as of September 25, 2002, between EarthLink, Inc., GoAmerica, Inc. and GoAmerica Communications Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10,
            2002) (File No. 000-29359)

10.20= Technology Development Agreement, dated as of September 25, 2002, between EarthLink, Inc., GoAmerica, Inc. and GoAmerica Communications Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2002) (File No. 000-29359)

10.21= License Agreement, dated as of September 25, 2002, between EarthLink, Inc., GoAmerica, Inc. and GoAmerica Communications Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10,
            2002) (File No. 000-29359)

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

(21)        Subsidiaries of GoAmerica, Inc.

21.1        List of subsidiaries of GoAmerica, Inc. (filed herewith)

(23)        Consents of Experts and Counsel

23.1        Consent of WithumSmith+Brown,  P.C. (filed herewith)

23.2        Consent of Ernst & Young LLP. (filed herewith)

(31)        Personal   Certifications   Pursuant   to   Section   302   of   the
            Sarbanes-Oxley Act of 2002

31.1        Certification of Chief Executive Officer

31.2        Certification of principal financial officer

(32)        Personal   Certifications   Pursuant   to   Section   906   of   the
            Sarbanes-Oxley Act of 2002

32.1        Certification of Chief Executive Officer

32.2        Certification of principal financial officer

(99)        Additional Exhibits

99.1        Risk Factors (filed herewith)

# Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions of this exhibit have been filed separately with the Securities and Exchange Commission on a confidential basis.

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

                                 GOAMERICA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                          Page
                                                                          ----

Reports of Independent Auditors ........................................   F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002 ...........   F-4

Consolidated Statements of Operations for the years ended
   December 31, 2003, 2002 and 2001 ....................................   F-5

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2003, 2002 and 2001 ....................................   F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 2003, 2002 and 2001 ....................................   F-7

Notes to Consolidated Financial Statements .............................   F-8

Financial Statement Schedule:

    Valuation and Qualifying Accounts and Reserves for the years ended
    December 31, 2003, 2002 and 2001 ...................................   F-35

   All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

                         Report of Independent Auditors

The Board of Directors and Stockholders
GoAmerica, Inc.

      We have audited the accompanying consolidated balance sheets of GoAmerica, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 as listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoAmerica, Inc. as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   /s/ WithumSmith + Brown, P.C.

New Brunswick, New Jersey
March 4, 2004, except for note 18 as to which the date is March 10, 2004

                         Report of Independent Auditors

The Board of Directors and Stockholders
GoAmerica, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2001. Our audits also included the financial statement schedule for the year ended December 31, 2001 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GoAmerica, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           /s/ Ernst & Young LLP

MetroPark, New Jersey
March 26, 2002

                                 GOAMERICA, INC.
                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                                                       December 31,
                                                                                ------------------------
                                                                                   2003           2002
                                                                                ---------      ---------
Assets
Current assets:
   Cash and cash equivalents ..............................................     $     568      $   4,982
   Accounts receivable, less allowance for doubtful accounts of $1,213
   in 2003 and $3,418 in 2002 .............................................         1,737          5,780
   Other receivables ......................................................           534             --
   Merchandise inventories, net ...........................................           213          1,046
   Prepaid expenses and other current assets ..............................           115            520
                                                                                ---------      ---------
Total current assets ......................................................         3,167         12,328

Restricted cash ...........................................................            --            950
Property, equipment and leasehold improvements, net .......................         1,606          4,685
Trade names, net of accumulated amortization of $4,019 in 2003
   and $3,651 in 2002 .....................................................           553            921
Other intangible assets, net of accumulated amortization of $6,442
   in 2003 and $5,729 in 2002, respectively ...............................           251            546

Goodwill, net .............................................................         6,000          6,193
Deferred debt and other financing expense, net ............................         1,091             --
Other assets ..............................................................           297          1,142
                                                                                ---------      ---------
Total assets ..............................................................     $  12,965      $  26,765
                                                                                =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .......................................................     $   1,472      $   4,694
   Accrued expenses .......................................................         3,040          5,917
   Bridge note payable, net of discount of $390 ...........................           625             --
   Deferred revenue .......................................................           673          2,406
   Other current liabilities ..............................................            13            348
                                                                                ---------      ---------
Total current liabilities .................................................         5,823         13,365

Other long term liabilities ...............................................            --            383
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; authorized: 4,351,943 in 2003
      and 2002; issued and outstanding: none in 2003 and 2002 .............            --             --
   Common stock, $.01 par value; authorized: 200,000,000 in 2003 and 2002; issued and outstanding: 54,788,618 in 2003 and
      54,026,057 in 2002, respectively ....................................           548            540
   Additional paid-in capital .............................................       271,025        269,015
   Deferred employee compensation .........................................            --           (314)
   Accumulated deficit ....................................................      (264,431)      (256,224)
                                                                                ---------      ---------
Total stockholders' equity ................................................         7,142         13,017
                                                                                ---------      ---------
Total liabilities and stockholders' equity ................................     $  12,965      $  26,765
                                                                                =========      =========

                             See accompanying notes.

                                 GOAMERICA, INC.
                      Consolidated Statements of operations

                 (In thousands, except share and per share data)

                                                                       Years ended December 31,
                                                          ----------------------------------------------
                                                              2003             2002             2001
                                                          -----------      -----------      -----------
Revenues:
   Subscriber .......................................     $    10,108      $    29,017      $    28,308
   Equipment ........................................           1,042            6,560           10,088
   Other ............................................             728              335              618
                                                          -----------      -----------      -----------
                                                               11,878           35,912           39,014

Costs and expenses:
   Cost of subscriber revenue .......................           2,669           20,434           22,578
   Cost of equipment revenue ........................           1,152            8,537           20,665
   Cost of network operations .......................           1,828            3,074            3,264
   Sales and marketing ..............................           1,072            8,038           24,700
   General and administrative .......................           9,617           29,082           40,685
   Research and development .........................           1,209            3,456            4,174
   Depreciation and amortization of fixed assets ....           1,912            4,342            2,987
   Amortization of goodwill and other
   intangibles ......................................           1,081            1,483           18,398
   Impairment of goodwill ...........................             193            8,400           12,991
   Impairment of other intangible assets ............              --               --           12,423
   Impairment of other long-lived assets ............           1,202            5,582               97
                                                          -----------      -----------      -----------
                                                               21,935           92,428          162,962
                                                          -----------      -----------      -----------
Loss from operations ................................         (10,057)         (56,516)        (123,948)

Other income (expense):
   Gain on sale of subscribers ......................           1,756               --               --
   Settlement gains, net ............................              85               --               --
   Interest (expense) income, net ...................            (275)             191            3,099
                                                          -----------      -----------      -----------
                                                                1,566              191            3,099
                                                          -----------      -----------      -----------
Net loss before benefit from income taxes ...........          (8,491)         (56,325)        (120,849)
   Income tax benefit ...............................             284              436              578
                                                          -----------      -----------      -----------
Net loss ............................................     $    (8,207)     $   (55,889)     $  (120,271)
                                                          ===========      ===========      ===========
Basic net loss per share ............................     $     (0.15)     $     (1.04)     $     (2.27)
                                                          ===========      ===========      ===========
Diluted net loss per share ..........................     $     (0.15)     $     (1.04)     $     (2.25)
                                                          ===========      ===========      ===========

Weighted average shares used in computation of
   basic net loss per share .........................      54,259,237       53,845,787       53,027,209

Weighted average shares used in computation of
   diluted net loss per share .......................      54,259,237       53,869,236       53,353,958

                             See accompanying notes.

                                 GOAMERICA, INC.
                 Consolidated Statements of Stockholders' Equity

                        (In thousands, except share data)

                                                           Common Stock                                                     Total
                                                      ---------------------    Additional    Deferred                       stock-
                                                        Number                  paid-in      employee     Accumulated      holders'
                                                       of shares     Amount     capital    compensation     deficit         equity
                                                      ----------     ------    ----------  ------------   -----------     ----------
Balance at January 1, 2001 .....................      53,128,715      $531     $ 268,849      $(7,786)     $ (80,064)     $ 181,530
   Issuance of common stock pursuant to:
       exercise of employee stock
           options .............................         369,642         4           267           --             --            271
       exercise of warrants ....................         130,450         1            (1)          --             --             --
       purchase of businesses ..................         134,996         1           147           --             --            148
   Purchase of treasury stock ..................         (54,000)       --           (49)          --             --            (49)
   Adjustment to deferred employee
      compensation for terminations ............              --        --          (973)         973             --             --
   Amortization of deferred employee
      compensation .............................              --        --            --        3,971             --          3,971
   Issuance of warrant in exchange for
      marketing services .......................              --        --           813           --             --            813
   Net loss ....................................              --        --            --           --       (120,271)      (120,271)
                                                      ----------      ----     ---------      -------      ---------      ---------

Balance at December 31, 2001 ...................      53,709,803       537       269,053       (2,842)      (200,335)        66,413
   Issuance of common stock pursuant to:
      exercise of employee stock
          options ..............................         231,018         2           112           --             --            114
      employee stock purchase plan .............          85,236         1            63           --             --             64
   Adjustment to deferred employee
      compensation for terminations ............              --        --          (213)         213             --             --
   Amortization of deferred employee
     compensation ..............................              --        --            --        2,315             --          2,315
   Net loss ....................................              --        --            --           --        (55,889)       (55,889)
                                                      ----------      ----     ---------      -------      ---------      ---------

Balance at December 31, 2002 ...................      54,026,057       540       269,015         (314)      (256,224)        13,017
   Issuance of common stock pursuant to:
      exercise of employee stock
          options ..............................         714,483         7           251           --             --            258
      employee stock purchase plan .............          48,078         1            12           --             --             13
   Issuance of warrant to settle lease
      commitment ...............................              --        --           440           --             --            440
   Issuance of warrant to placement agent to
      secure bridge note financing .............              --        --           292           --             --            292
   Fair value of warrants issued to investors
      as part of bridge note financing .........              --        --           487           --             --            487
   Value of beneficial conversion feature of
      convertible bridge note financing ........              --        --           528           --             --            528
   Amortization of deferred employee
      compensation .............................              --        --            --          314             --            314
   Net loss ....................................              --        --            --           --         (8,207)        (8,207)
                                                      ----------      ----     ---------      -------      ---------      ---------
Balance at December 31, 2003 ...................      54,788,618      $548     $ 271,025      $    --      $(264,431)     $   7,142
                                                      ==========      ====     =========      =======      =========      =========

                             See accompanying notes.

                                 GOAMERICA, INC.
                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                     Years ended December 31,
                                                                              ------------------------------------
                                                                                2003         2002          2001
                                                                              -------      --------      ---------
Operating activities
Net loss ................................................................     $(8,207)     $(55,889)     $(120,271)
Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization .....................................       2,993         5,825         21,385
      Amortization of debt discount and deferred financing costs ........         248            --             --
      Impairment of goodwill ............................................         193         8,400         12,991
      Impairment of other intangible assets .............................          --            --         12,423
      Impairment of other long-lived assets .............................       1,202         5,582             97
      Provision for losses on accounts receivable .......................         534         3,221          4,197
      Accrued loss on sublease ..........................................         509            --             --
      Gain on sale of subscribers .......................................      (1,756)           --             --
      Non-cash employee compensation ....................................         314         2,315          3,971
      Non-cash warrant expense ..........................................         440            --             --

      Non-cash marketing expense ........................................          --            --          2,086
      Other non-cash charges ............................................           7            --            254
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable .....................       3,509          (329)        (7,852)
         Increase in other receivables ..................................        (534)           --             --
         Decrease in inventory ..........................................         833         6,921          6,054
         Decrease in prepaid expenses and other current assets ..........         405         1,853          1,384
         Decrease in accounts payable ...................................      (3,374)       (4,982)          (259)
         Decrease in accrued expenses and other current liabilities .....      (3,496)       (1,532)        (5,582)
         (Decrease) increase in deferred revenue ........................      (1,733)         (399)           623
                                                                              -------      --------      ---------
Net cash used in operating activities ...................................      (7,913)      (29,014)       (68,499)

Investing activities
Purchase of property, equipment and leasehold improvements ..............         (35)         (451)        (9,159)
Proceeds from the sale of subscribers ...................................       1,756            --             --
Acquisition of subscribers ..............................................        (368)           --             --
Purchase of patents .....................................................          --            --         (1,000)
Acquisition of businesses, net of cash acquired .........................          --            --           (127)
Change in other assets and restricted cash ..............................       1,232             3             --
                                                                              -------      --------      ---------
Net cash provided by (used in) investing activities .....................       2,585          (448)       (10,286)

Financing activities
Issuance of common stock ................................................         271           178            271
Issuance of note payable and warrant, net of financing costs of $215 ....         800            --             --
Payments made for deferred financing costs ..............................        (112)           --             --
Purchase of treasury stock ..............................................          --            --            (49)
Payments made on capital lease obligations ..............................         (45)         (711)          (871)
                                                                              -------      --------      ---------
Net cash provided by (used in)  by financing activities .................         914          (533)          (649)
                                                                              -------      --------      ---------
Decrease in cash and cash equivalents ...................................      (4,414)      (29,995)       (79,434)
Cash and cash equivalents at beginning of year ..........................       4,982        34,977        114,411
                                                                              -------      --------      ---------
Cash and cash equivalents at end of year ................................     $   568      $  4,982      $  34,977
                                                                              =======      ========      =========

                             See accompanying notes.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

1.    Description of Business and Basis of Presentation

      GoAmerica, Inc. (the "Company") is a wireless data communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or  speech-impaired.  The Company  currently  develops,  markets and supports most of these services through Wynd Communications Corporation ("Wynd"), a wholly owned subsidiary of the Company. Wynd Communications offers enhanced services known as WyndTell(R) and WyndPower(TM), which assist deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. Additionally, GoAmerica continues to support customers who use our proprietary software technology called Go.Web(TM). GoWeb is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet on numerous wireless computing devices. The Company's revenues are derived principally from subscriptions to its value-added wireless data services, for which customers typically pay monthly recurring fees. The Company derives additional revenue from the sale of wireless communications devices and commissions from the acquisition of subscribers on behalf of various wireless network providers.

      The Company is highly dependent on EarthLink, Inc. ("Earthlink") for billing and collections, customer support and technical support for certain of our subscribers. Additionally, the Company is highly dependent on EarthLink and other third parties for wireless communication devices and wireless network connectivity.

      The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

      The Company has incurred significant operating losses since its inception and, as of December 31, 2003, has an accumulated deficit of $264,431. During 2003, the Company incurred a net loss of $8,207 and used $7,913 of cash to fund operating activities. As of December 31, 2003 the Company had $568 in cash and cash equivalents ($210 at February 27, 2004, unaudited). In execution of the 2003 operating plan, the Company took steps to reduce its annual payroll by more than 60% and took further actions to reduce sales and marketing expenses, some of which resulted from the implementation of the Earthlink agreements (See Note
3).

      In light of the Company's financial situation, the Company sought new equity financing and consummated a $14,500 financing in March 2004 with the receipt of $12,000, net of costs, in new equity financing (see note 18). The
Company had previously received approximately $800, net of costs of bridge financing, in December 2003 (see note 5).

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

2.    Significant Accounting Policies

Basis of Consolidation

      The consolidated financial statements include the accounts of GoAmerica, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

      Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

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

Goodwill and Intangible Assets

      Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002, goodwill and intangible assets with indefinite lives are no longer being amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to five years.

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

Revenue and Deferred Revenue

      The Company derives subscriber revenue from the provision of wireless communication services. Subscriber revenue consists of monthly charges for access and usage and is recognized as the service is provided. Also included in subscriber revenue are one-time non-refundable activation fees. To the extent such fees exceed the related costs, they are deferred and recognized ratably over the life of the related service contracts, generally six or twelve months. Equipment revenue is recognized upon shipment and transfer of title to the end user. The Company provides mobile devices to its customers at prices below its costs as incentives for customers to enter into service agreements. Such incentives are recorded as a deferred asset and are amortized against subscriber gross margins over the life of the customer contract. Sales into retail channels, where a right of return exists, are deferred and recognized at the time such equipment is sold to the end consumer. Consulting revenue, included in other revenue, is recognized as the related services are provided. Software revenue through December 31, 2003 was insignificant.

Cost of Revenues

      Cost of subscriber revenue consists principally of airtime costs charged by carriers. Cost of equipment revenue consists of the cost of equipment sold.

Income Taxes

      Deferred income taxes are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the expected recognition of a deferred tax asset is considered to be unlikely.

Advertising Costs

      Advertising costs are expensed as incurred. During 2003, 2002 and 2001, advertising expense was approximately $23, $1,019 and $4,900, respectively.

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

                                                    Year ended December 31,
                                              ----------------------------------
                                                 2003        2002        2001
                                              --------    --------    ---------
Net loss ..................................   $ (8,207)   $(55,889)   $(120,271)
Deduct: Stock-based employee compensation
expense included in reported net loss .....        314       2,315        3,971

Add: Total stock-based employee
compensation expense determined under fair
value based method for all awards .........     (3,968)     (6,966)      (9,546)
                                              --------    --------    ---------
Pro forma net loss ........................   $(11,861)   $(60,540)   $(125,846)
                                              ========    ========    =========
Loss per share - basic, as reported .......   $  (0.15)   $  (1.04)   $   (2.27)
                                              ========    ========    =========
Loss per share - diluted, as reported .....   $  (0.15)   $  (1.04)   $   (2.25)
                                              ========    ========    =========
Pro forma loss per share - basic ..........   $  (0.22)   $  (1.12)   $   (2.37)
                                              ========    ========    =========
Pro forma loss per share - diluted ........   $  (0.22)   $  (1.12)   $   (2.36)
                                              ========    ========    =========

      The pro forma results above are not intended to be indicative of or a projection of future results. Refer to Note 14 for assumptions used in computing the fair value amounts above.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

Earnings (Loss) Per share

      The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

      Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is antidilutive. The weighted average number of shares utilized in arriving at basic loss per share reflects an adjustment for 23,449 and 326,749 common shares for the years ended December 31, 2002 and 2001, respectively, for shares held in escrow as a result of the 2001 and 2000 acquisitions. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts (except for warrants issued for nominal consideration) have been excluded from the calculation of diluted loss per share. For the years ended December 31, 2003, 2002 and 2001, approximately 14,552,022, 13,670,119 and
13,901,137 of common stock equivalent shares were excluded from the computation of diluted net loss per share.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains a significant portion of its cash and cash equivalents with two financial institutions. At times these balances exceed the FDIC insured limit of $100. The Company performs periodic credit evaluations of its customers but generally does not require collateral.

      As of December 31, 2003, the Company had 17% of its accounts receivable with Earthlink. For the year ended December 31, 2003, the Company generated 13% of its total revenue from Earthlink.

Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values due to the short maturity of these items.

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

      In November  2002,  the  Emerging  Issues Task  Force,  "EITF",  reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Elements" (EITF No. 00-21), which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically this issue states that in an arrangement with multiple deliverables, the delivered items should be considered a separate unit of accounting if: (1) the delivered items have value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items, and (3) the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered items is considered probable and substantially within the Company's control. Additionally, the Issue states that the consideration should be allocated among the separate units of accounting based upon their relative fair values. If there is objective and reliable evidence of the fair value of the undelivered items in an arrangement but no such evidence for the delivered items, then the residual method

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

should be used to allocate the consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Accordingly, the application of EITF No. 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. The adoption of EITF No. 00-21 for transactions entered into after July 1, 2003 did not have a significant impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either
(i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company does not have any arrangements with variable interest entities that will require consolidation of their financial information in our financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position or results of operations.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

3.    Lease Settlements

      On January 10, 2003, the Company entered into a sublease agreement to partially offset the cost of unused office space at 401 Hackensack Avenue. The sublease agreement was set to expire in April 2007. As a result of this agreement, the Company recorded a loss on sublease of $610.

      The Company entered into two agreements, each dated as of November 14, 2003, with Stellar Continental LLC ("Stellar"), the lessor of the Company's corporate headquarters at 433 Hackensack Avenue and its office at 401 Hackensack Avenue, both located in Hackensack, New Jersey (collectively, the "Hackensack Offices"). The agreements consist of a Surrender Agreement and a new Lease Agreement as well as a Warrant Certificate (collectively, the "Long Term Lease Settlement").

      The Long Term Lease Settlement enabled the Company to cure all prior defaults under the previous lease (the "Original Lease", as described below) and terminated all parties' rights and obligations under the Original Lease, in exchange for (i) Stellar's right to retain $556 previously drawn on the Company's letter of credit that secured the Original Lease, (ii) the Company issuing a Warrant to Stellar that allows Stellar to acquire up to 1,000,000 shares of the Company's Common Stock at an exercise price of 46 cents per share at any time prior to November 14, 2008 and (iii) the execution of a new short term lease between the Company and Stellar for office space at 433 Hackensack Avenue. The Long Term Lease Settlement also requires the Company to rent from Stellar any new office space in the Hackensack, New Jersey area that it may require over the term of the new short term lease, on terms no less favorable than the New Lease. The sublease agreement described above was effectively cancelled by these settlements. Therefore, the Company reversed the remaining $509 of unamortized loss on sublease.

      The warrant to purchase 1,000,000 shares of the Company's common stock at a price of $0.46 per share was immediately exercisable at the date of grant and expires in five years. The warrant had an estimated fair market value at the date of grant of approximately $440, as determined by using the Black-Scholes method and was recognized by the Company during the fourth quarter of 2003 as an offset to the reversal of the loss on sublease described above. Both items are included in settlement gains, net in the accompanying statement of operations. Such warrant remains outstanding as of December 31, 2003.

      On December 23, 2003, the Company executed a settlement agreement with Eastern Computer Exchange, Inc. ("Eastern Computer") with respect to certain payment obligations pursuant to two equipment leases (the "Leases") by agreeing to pay Eastern Computer $350 upon closing the financing discussed in note 18 in exchange for a full release of the Company and its affiliates of the claim filed by Eastern Computer. Previously, Eastern Computer had taken back the equipment covered under the Leases. This settlement enabled the Company to cure all prior defaults under the Leases. The Company recorded a loss on this settlement of $7, which is included in settlement gains, net in the accompanying statement of operations.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

4.    Settlement Gains and Changes in Estimates

      Settlement Gains

      In December 2003, the Company entered into agreement with a creditor to settle an obligation for less than the recorded amount by making a final cash payment to this vendor prior to December 31, 2003. The Company recorded a gain on settlement of approximately $64 relating to this transaction and has included this item in settlement gains, net in the accompanying statement of operations.

      During   December  2003,  the  Company   entered  into  other   settlement
transactions, which by their terms, are not scheduled to consummate until certain events occur in 2004. See Note 11 for details.

      Changes in Estimates

      During the year ended December 31, 2003, the Company, as part of its strategic realignment, reviewed certain liability provisions and accrued expenses based on recent discussions with vendors and recorded the following adjustments:

      o A $347 reduction of general and administrative expenses relating to the elimination of an accrued liability for deferred rent on the Company's lease obligations at 401 and 433 Hackensack Avenue (see note 3).

      o A $1,513 reduction of accruals for certain subscriber related costs based upon a finalization of amounts owed to vendors.

      o A $372 reduction of accruals for certain sales and marketing costs recorded in prior periods.

      The above amounts were recorded as changes in estimates and reductions of the related expenses in the accompanying 2003 statement of operations.

5.    Bridge Note Payable

      On December 19, 2003, the Company entered into definitive agreements with multiple investors providing for the investors to purchase 96,666,666 shares of the Company's Common Stock, par value $.01 (the "Common Stock"), for an aggregate purchase price of $14,500 in a private placement offering (the "Financing") "See Note 18-Subsequent Events". As part of this Financing, on December 19, 2003, the Company received net proceeds of approximately $800 from the issuance of 10% Senior Secured Convertible Promissory Notes (the "Notes") and certain warrants. The Notes were purchased by the investors at their par value in proportional amounts to their aggregate investment commitments in the Financing. The principal on the Notes

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

and accrued interest are due and payable on March 18, 2004, subject to extension for up to another 30 days upon the consent of the Company and the holders of a majority-in-interest of the Notes. The Notes are secured by an agreement that pledges the Company's common stock ownership in Wynd as collateral. Upon closing of the Financing after stockholder approval, the Notes and all accrued interest automatically converted into Common Stock at a price of $0.15 per share, subject to certain adjustments.

      The notes contain a beneficial conversion feature, which has been calculated in the amount of approximately $528 and is reflected as a deferred debt expense in the accompanying 2003 balance sheet. This amount is being amortized as interest expense over the life of the debt.

      In addition to the Notes, the Company granted to the investors warrants to purchase 1,353,333 shares of the Company's common stock at a price of $0.15 per share. These warrants were immediately exercisable at the date of grant and expire in five years. The warrants had an estimated fair market value at the date of grant of approximately $487, as determined using the Black-Scholes method, which discount is being amortized as interest expense over the life of the debt. The Note Payable is shown on the Balance Sheet at December 31, 2003 net of unamortized discount in the amount of $390. Such warrants remain outstanding as of December 31, 2003.

6.    Strategic Alliance with EarthLink, Inc.

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

     As a result of this strategic alliance and the transfer of subscribers, the Company received and recorded approximately $1,756 of gains on sales of subscribers during 2003 and had remaining $100 of deferred revenue as of December 31, 2003.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

7.    Acquisition

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

8.    Goodwill and Other Intangible Assets

      Impairment Charge Recorded Under SFAS No. 142

      During the first half of 2003, the Company identified indicators of impairment, including recent changes in the Company's 2003 and 2004 operating and cash flow forecasts, and changes in its strategic plans for certain of its acquired businesses, which required that the Company evaluate the appropriateness of the carrying value of its long-lived assets, principally goodwill recorded upon the acquisitions of Outback. A write-down of goodwill totaling $193 was recorded during the second quarter of 2003, reflecting the amount by which the carrying amount of the respective reporting unit exceeded its respective fair value as determined utilizing estimates of future discounted cash flows.

      During the first half of 2002, the Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and no adjustment to the carrying value of goodwill was required at that time. During the third quarter of 2002, the Company identified indicators of impairment, including recent changes in the Company's 2002 and 2003 operating and cash flow forecasts, and changes in its strategic plans for certain of its acquired businesses, which required that the Company evaluate the appropriateness of the carrying value of its long-lived assets, principally goodwill recorded upon the acquisitions of Wynd and Hotpaper.com, Inc. ("Hotpaper"). A write-down of goodwill totaling $8,400 was recorded during the third quarter of 2002, reflecting the amount by which the carrying amount of the respective reporting units exceeded their respective fair values as determined utilizing estimates of future discounted cash flows. The Company's annual impairment test indicated that no further impairment had occurred in the fourth quarter of 2002 or during 2003 relative to Wynd.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

      Impairment Charges Prior to Adoption of SFAS No. 142

      During the year ended December 31, 2001, the Company identified indicators of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets recorded upon the acquisitions of Wynd, Hotpaper and Flash Creative Management, Inc. ("Flash"). Such indicators included the continued deterioration in the business climate for wireless Internet service providers, significant declines in the market values of the Company's competitors in the wireless Internet services industry, recent changes in the Company's 2002 operating and cash flow forecasts, and changes in the Company's strategic plans for certain of its acquired businesses. With the assistance of independent valuation experts, the Company determined the fair value of the impaired long-lived assets for the respective acquired entities. Fair value was determined primarily using the discounted cash flow method. Write-downs of goodwill and other intangible assets totaling $12,991 and $12,423, respectively, reflect the amount by which the carrying amount of the assets exceeded their respective fair values.

      The following tables reflect pro forma results of operations of the Company, giving effect to the provisions of SFAS No. 142 for the year ended December 31, 2001:

                                                    Years Ended December 31,
                                               ---------------------------------
                                                 2003       2002         2001
                                               ---------------------------------
Net loss, as reported                          $(8,207)   $(55,889)   $(120,271)
Add back: amortization, net of tax of $-0-          --          --       12,794
                                               -------    --------    ---------
Pro forma net loss                             $(8,207)   $(55,889)   $(107,477)
                                               =======    ========    =========

Basic net loss per share, as reported          $ (0.15)   $  (1.04)   $   (2.27)
Add back:  amortization, net of tax of $-0-         --          --          .24
                                               -------    --------    ---------
Pro forma                                      $ (0.15)   $  (1.04)   $   (2.03)
                                               =======    ========    =========

Diluted net loss per share, as reported        $ (0.15)   $  (1.04)   $   (2.25)
Add back:  amortization, net of tax of $-0-         --          --          .24
                                               -------    --------    ---------
Pro forma                                      $ (0.15)   $  (1.04)   $   (2.01)
                                               =======    ========    =========

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

      The following table summarizes the activity in Goodwill for the periods indicated:

                                                   Years Ended December 31,
                                                    2003             2002
                                                   ------------------------
Beginning balance, net                             $6,193          $14,593
Goodwill acquired during the period                    --               --
Impairment charge                                    (193)          (8,400)
Amortization                                           --               --
                                                   ------          -------
Ending balance, net                                $6,000          $ 6,193
                                                   ======          =======

      The  following  table  summarizes  other  intangible   assets  subject  to
amortization at the dates indicated:

                                   December 31, 2003                              December 31, 2002
                        Gross                                           Gross
                       Carrying       Accumulated                      Carrying      Accumulated
                        Amount        Amortization         Net          Amount       Amortization         Net
                       ----------------------------------------------------------------------------------------
Trade Names            $ 4,572          $ (4,019)         $553         $ 4,572          $(3,651)         $  921
Technology               3,017            (2,925)           92           3,017           (2,741)            276
Customer Lists           2,258            (2,168)           90           2,258           (1,988)            270
Other                      418              (349)           69              --               --              --
Patents                  1,000            (1,000)           --           1,000           (1,000)             --
                       ----------------------------------------------------------------------------------------
                       $11,265          $(10,461)         $804         $10,847          $(9,380)         $1,467
                       ========================================================================================

                  Aggregate future amortization expense for the above intangible assets is estimated to be:

Years Ending December 31,      2004:      $621
                               2005:       183

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

9.    Impairment of Other Long-lived Assets

      During the year ended December 31, 2003, 2002 and 2001, the Company identified indicators of possible impairment of its other long-lived assets. Such indicators included the continued deterioration in the business climate for wireless Internet service providers, significant declines in the market values of the Company's competitors in the wireless Internet services industry, recent changes in the Company's operating and cash flow forecasts, and changes in our strategic plans. Based on these factors, the Company initiated significant reductions in its workforce resulting in impairment to its property and equipment, principally software and furniture and fixtures. The impairment charge was calculated assuming no salvage value to be obtained from the assets. As a result, the Company recorded impairment charges of $1,202, $5,582 and $97 during the years ended December 31, 2003, 2002 and 2001, respectively, for assets no longer in use. Included in the charge for 2003 is $445, relating to equipment given back to Eastern Computer upon the Company's default on related lease obligations (see note 3).

10.   Supplemental Balance Sheet Information

      Merchandise inventories:

      During 2001, the Company recorded a write-down of approximately $3,500 in order to reflect inventory at the lower of cost or market. The write-down primarily relates to wireless modems supporting laptop and older PALM OS based models for which sales were lower than expected and a charge for a lower of cost to market adjustment related to other equipment which remained unsold. Additionally, during 2003, 2002 and 2001 the Company recorded reserves for excess inventory quantities of approximately $47, $5,889 and $4,600, respectively. As of December 31, 2003, the Company had applied all reserves for excess inventory quantities to the related merchandise inventory.

      Property, equipment and leasehold improvements:

      Property, equipment and leasehold improvements consists of the following:

                                                             December 31,
                                                        --------------------
                                                          2003         2002
                                                        -------      -------
Furniture, fixtures and equipment .................     $   754      $ 1,483
Computer equipment and software ...................       6,765        8,679
Leasehold improvements ............................         265          372
                                                        -------      -------
                                                          7,784       10,534
Less accumulated depreciation and amortization ....      (6,178)      (5,849)
                                                        -------      -------
                                                        $ 1,606      $ 4,685
                                                        =======      =======

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

      At December 31, 2002, the Company leased equipment, furniture and fixtures, with a cost basis of $2,169, which is included in property, equipment and leasehold improvements. Accumulated amortization on leased equipment was $893 at December 31, 2002. The amount of such equipment at December 31, 2003 was immaterial.

      Accrued expenses:

      Accrued expenses consisted of the following:

                                                          December 31,
                                                       -----------------
                                                        2003       2002
                                                       ------     ------
Settlement arrangements with vendors .............     $2,072     $   --
Professional fees ................................        427      1,501
Carrier services .................................        360      3,234
Employee compensation ............................        130        486
Maintenance agreements ...........................         --        250
Inventory purchases ..............................         --        150
Dealer commissions ...............................          6         57
Marketing expenses ...............................         15         30
Equipment and leasehold improvement purchases ....         --         --
Other ............................................         30        209
                                                       ------     ------
                                                       $3,040     $5,917
                                                       ======     ======

11.   Commitments and Contingencies

      On February 15, 2002, Eagle Truck Lines Inc. (a/k/a Air Eagle, Inc.) filed suit against GoAmerica, Inc. in the Superior Court of the State of California for the County of Los Angeles seeking payment of $590, plus other damages, expenses, interest and costs of suit. This action was removed to the United States District Court for the Central District of California and subsequently, pursuant to a motion brought by GoAmerica, transferred to the District of New Jersey where GoAmerica has moved to have it consolidated with the action described in the next paragraph. (This motion will be decided once a decision in the various motions to dismiss is rendered in the Flash action discussed below.) Air Eagle alleges that GoAmerica, as successor in interest to Flash, failed to perform its obligations under a consulting contract dated July 2, 1999 (the "Contract"), by and between Flash and Air Eagle. Air Eagle alleges that GoAmerica assumed the rights and liabilities under this Contract as a result of its purchase of substantially all of the assets of Flash in November 2000. On June 3, 2002, GoAmerica filed an amended answer and counterclaim, denying the allegations of the complaint and seeking payment from Air Eagle of an amount not less than $590, plus expenses, interest and costs of suit based on Air Eagle's failure to pay for services rendered by Flash and GoAmerica under the Contract. The Company intends to defend this action and pursue its counterclaim vigorously.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

      In a separate but related matter, on July 31, 2002, GoAmerica filed suit against Flash and certain former officers and shareholders of Flash (the "Flash Defendants") in the United States District Court for the District of New Jersey for violations of federal and state securities law and common law fraud in connection with the sale of the assets of Flash to GoAmerica. In October 2002, each of the Flash Defendants filed answers to GoAmerica's complaint denying all of the Company's charges, with one of the Flash Defendants adding counterclaims against the Company and certain named officers alleging, among other things, fraudulent misrepresentation, violations of state securities law and unjust enrichment in excess of $1,000. The other Flash Defendants have been granted leave to amend their answer to include substantially similar counterclaims against the Company and Company officer defendants. The Company has filed a motion to dismiss the Flash Defendants' counterclaims, and the Flash defendants have filed cross-motions for judgment on the pleadings and for summary judgment seeking dismissal of the Company's claims against them. All pending motions are briefed and have been submitted to the Court for decision. The Company intends to defend this action vigorously.

      On December 23, 2003, the Company executed a settlement agreement with Eastern Computer Exchange, Inc. ("Eastern Computer") with respect to certain payment obligations pursuant to two equipment leases (the "Leases") by agreeing to pay Eastern Computer $350 upon closing the financing, as described in note 5, in exchange for a full release of the Company and its affiliates. Eastern Computer had filed suit against the Company on July 2, 2003, seeking monetary amounts of up to approximately $800 and dismissed the action without prejudice in October 2003 pending settlement discussions. In the event that the Financing does not close and the Company does not secure alternate financing by March 22, 2004, the Company has acknowledged and agreed to the entry of a judgment against the Company for the full amount of the Company's original debt pursuant to the original litigation (see note 18).

      In December 2003, the Company executed a series of settlement agreements with various vendors that provide, upon their consummation, for their reduction of amounts owed by the Company to these vendors. Generally, the terms of the settlement agreements call for the Company to make fixed cash payments or the issuance of shares of the Company's common stock. The consummation of the settlement agreements is contingent upon the Company's complying with all of the terms of the individual agreements. If all such terms and conditions are satisfied, the Company may record approximately $2,072 in additional settlement gains during 2004.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

      The Company is obligated under capital leases for computer and office equipment that expire in December 2004 with imputed interest of 14.87%. Future minimum capital lease payments and future minimum lease payments relating to office space under noncancelable operating leases as of December 31, 2003 are as follows:

                                                             Capital   Operating
Year ending December 31,                                     Leases      Leases
                                                             -------   ---------
2004 .....................................................    $ 13        $145
2005 .....................................................      --          13
2006 .....................................................      --          --
2007 .....................................................      --          --
2008 .....................................................      --          --
Thereafter ...............................................      --          --
                                                              ----        ----
Total minimum lease payments .............................      13        $158
Less amount representing interest ........................     (--)       ====
                                                              ----
Present value of net minimum capital
  lease payments .........................................      13
Less current portion of capital lease obligations ........     (13)
                                                              ----
Obligations under capital lease, net of current portion ..    $ --
                                                              ====

      During 2003, 2002 and 2001 total rent expense was approximately $2,139, $3,282 and $3,730, respectively.

      As of December 31, 2003, the Company had no standby letters of credit outstanding. At December 31, 2002, standby letters of credit totaling approximately $606 were outstanding as security deposits on certain facility leases. As of December 31, 2002, $648 of cash held in the Company's bank accounts was restricted to secure these letters of credit. Approximately $556 was utilized during 2003 to pay off obligations under a letter of credit, which was utilized by the Company's landlord (see note 3). The balance of the cash was utilized to satisfy lease obligations that expired during 2003. In addition to the above, the Company also had $302 in reserve accounts as it relates to its credit card processor as of December 31, 2002. The Company received this restricted cash during 2003.

      During 2002, the Company entered into employment agreements with certain of its key executives which provide for fixed compensation and bonuses based upon the Company's operating results, as defined. These agreements generally continue until terminated by the employee or the Company and, under certain circumstances, provide for salary continuance for a specified period. The Company's maximum aggregate liability under the agreements if these employees were terminated is approximately $150 at December 31, 2003.

      On October 9, 2001, the Company entered into a termination agreement with Geoworks Corporation ("Geoworks'), Telcordia Technologies, Inc. and David Rein under which it paid

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

$1,750 which related to the purchase of certain patent licenses from Geoworks, the settlement of all accrued royalties, and other costs and fees associated with the early termination of the Settlement Agreement and Mutual Releases between the parties. As a result, the Company recorded an intangible asset of $1,000 representing the value of the patent licenses purchased with the balance charged to expense in 2001. The patent licenses were fully amortized as of December 31, 2002.

12.   Benefit Plan

      The Company has  established  a defined  contribution  plan under  Section
401(k) of the Internal Revenue Code, which provides for voluntary employee contributions of up to 15 percent of compensation for employees meeting certain eligibility requirements. The Company does not contribute to the plan.

13.   Stockholders' Equity

      On August 31, 2000, the Company granted Research in Motion Limited, a supplier of wireless devices and related software, a warrant to purchase 333,000 shares of the Company's common stock at $16.00 per share as partial consideration for certain obligations pursuant to certain marketing and strategic alliance agreements. The warrant was exercisable one year after the date of grant and expired in three years. As of December 31, 2000, the warrant had an estimated fair market value of approximately $526 of which, approximately $281 was recognized by the Company during 2000 as sales and marketing expense. During 2001, $233 was recognized by the Company as a reduction to sales and marketing expense as a result of the remeasurement of the fair value of this warrant. The warrant expired during 2003.

      On November 14, 2000, the Company granted Dell Ventures, L.P., an affiliate of Dell Products, a warrant to purchase 563,864 shares of the Company's common stock at a price of $16.00 per share as partial consideration for certain obligations pursuant to a product distribution agreement. This warrant was immediately exercisable at the date of grant and expired in three years. The warrant had an estimated fair market value at the date of grant of approximately $2,300 of which, approximately $1,500 and $777 was recognized by the Company during 2001 and 2000, respectively, as sales and marketing expense. The warrant expired during 2003.

      During January 2001, the Company entered into a service agreement with Sony Electronics Inc. with an initial term of one year. In conjunction with the agreement, the Company issued a warrant to purchase 500,000 shares of the Company's common stock at a price of $16.00 per share. Such warrant was exercisable at the date of grant and has a three year term. The agreement also requires the Company to provide up to $3,500 of marketing expenditures. During 2001, the Company incurred a non-cash sales and marketing charge of $765 as a result of the issuance. Such warrant remains outstanding as of December 31, 2003 and will expire in January 2004.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

      On December 19, 2003, the Company granted Sunrise Securities Corp. a warrant to purchase 812,000 shares of the Company's common stock at a price of $0.15 per share as part of their compensation for securing bridge financing for the Company as described in note 5. This warrant was immediately exercisable at the date of grant and expires in five years. The warrant had an estimated fair market value at the date of grant of approximately $292 and was recorded as additional deferred debt expense. Such warrant remains outstanding as of December 31, 2003.

      The Company also issued warrants in 2003 relating to the settlement of their lease obligations (see note 3) and as part of the bridge note financing (see note 5).

      As of December 31, 2003, the Company had reserved shares of common stock for issuance as follows:

Exercise of common stock options...............     10,816,189
Exercise of common stock purchase warrants.....      3,732,833
Employee stock purchase plan...................      3,866,686

14.   Stock Option Plans and Other Stock-Based Compensation

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

      Under the terms of the Plan, a committee of the Company's Board of Directors may grant options to purchase shares of the Company's common stock to employees and consultants of the Company at such prices that may be determined by the committee. The Plan provides for award grants in the form of incentive stock options and non-qualified stock options. Options granted under the Plan generally vest annually over 4 years and expire after 10 years.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

      The following table summarizes activity on a combined basis for the plans during 2003, 2002 and 2001:

                                                                   Weighted-
                                                   Number of        Average
                                                    Options      Exercise Price
                                                  ----------     --------------
Outstanding at January 1, 2001 ..............      5,745,554         $5.26
Granted .....................................      1,095,310         $1.78
Exercised ...................................       (369,642)        $0.73
Cancelled ...................................       (376,067)        $8.51
                                                  ----------
Outstanding at December 31, 2001 ............      6,095,155         $4.70
Granted .....................................      5,796,214         $0.83
Exercised ...................................       (231,018)        $0.50
Cancelled ...................................     (2,436,080)        $5.04
                                                  ----------
Outstanding at December 31, 2002 ............      9,224,271         $2.22
Granted .....................................        975,000         $0.31
Exercised ...................................       (714,483)        $0.50
Cancelled ...................................     (3,328,388)        $3.65
                                                  ----------
Outstanding at December 31, 2003 ............      6,156,400         $1.32
                                                  ==========
Exercisable at December 31, 2003 ............      3,206,055         $1.97
                                                  ==========
Exercisable at December 31, 2002 ............      4,264,247         $2.74
                                                  ==========
Exercisable at December 31, 2001 ............      3,354,112         $3.56
                                                  ==========
Available for grant at December 31, 2003 ....      4,659,789            --
                                                  ==========

      The following table summarizes information about fixed price stock options outstanding at December 31, 2003:

                                        Outstanding                                    Exercisable
                     -------------------------------------------------      -------------------------------
                                                            Weighted-
                                                             Average
                                         Weighted-          Remaining                          Weighted-
   Range of             Number            Average          Contractual         Number           Average
Exercise Prices      Outstanding       Exercise Price         Life          Exercisable      Exercise Price
---------------      -----------       --------------      -----------      -----------      --------------
  $0.25--$0.33         3,007,379            $ 0.30           9.0 years         815,801          $ 0.29
  $0.45--$0.56           686,800            $ 0.55           6.4 years         452,500          $ 0.56
  $0.71--$1.06           377,581            $ 1.05           5.9 years         363,081          $ 1.05
  $1.31--$1.96         1,179,065            $ 1.77           7.7 years         710,035          $ 1.70
  $2.03--$2.44           266,575            $ 2.08           6.3 years         262,013          $ 2.08
  $5.02--$7.50           577,500            $ 5.43           6.2 years         556,500          $ 5.35
  $7.97--$8.27             3,500            $ 7.98           6.8 years           2,625          $ 7.98
 $15.00--16.00            58,000            $15.86           6.4 years          43,500          $15.86
                       ---------                                             ---------
                       6,156,400                                             3,206,055
                       =========                                             =========

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

      For certain options granted during 2000 and 1999, the Company has recorded pursuant to APB No. 25 approximately $8,457 and $7,799, respectively, of deferred compensation expense representing the difference between the exercise price and the market value of the common stock on the date of grant. These amounts are being amortized over the vesting period of each option and amounted to approximately $314, $2,315 and $3,971 during the years ended December 31, 2003, 2002 and 2001, respectively.

      The following table discloses,  for the year ended December 31, 2003, 2002
and  2001,   the  number  of  options   granted  and  certain   weighted-average
information:

                                                                Year ended December 31,
                    --------------------------------------------------------------------------------------------------------------
                                    2003                                  2002                                   2001
                    ---------------------------------      ---------------------------------      --------------------------------
                    Number of      Fair      Exercise      Number of      Fair      Exercise      Number of      Fair     Exercise
                     Options       Value       Price        Options       Value       Price        Options       Value      Price
                    ---------      -----     --------      ---------      -----     --------      ---------      -----     --------
Exercise price
greater than
market price ...           --      $  --       $  --              --      $  --       $  --              --      $  --      $  --
Exercise price
equals market
price .........       975,000       0.31        0.31       5,796,214       0.83        0.83       1,095,310       1.08       1.78
Exercise price
less than
market price ...           --         --          --              --         --          --              --         --         --

      Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 (see note
1). For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003, 2002 and 2001: weighted-average risk-free interest rate of 4.20%, 4.03% and 5.86% respectively; expected volatility of 1.63, 0.80 and 0.80, respectively; no dividends; and a weighted-average expected life of the options of 2.0 years, 3.0 years and 4.0 years, respectively.

      In December 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan effective upon the Company's initial public offering of its common stock, which was completed on April 12, 2000. The Company initially reserved 4,000,000 shares of common stock for issuance under the plan. During 2003 and 2002, there were 48,078 and 85,236 shares, respectively, sold pursuant to the plan.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

15.   Income Taxes

      Significant   components  of  the   Company's   deferred  tax  assets  and
liabilities are as follows:

                                                            December 31,
                                                        --------------------
                                                           2003        2002
                                                        --------    --------
Deferred tax assets:
   Net operating loss carryforwards .................   $ 71,710    $ 70,500
   Deferred compensation ............................      8,635       7,756
   Reserves and accruals ............................        461       1,298
   Amortization of Goodwill .........................      3,964       3,900
   Other ............................................      2,701       3,181
Less valuation allowance ............................    (87,302)    (86,050)
                                                        --------    --------
Deferred tax assets .................................        169         585
Deferred tax liabilities:
   Intangible assets ................................       (169)       (585)
   Property, equipment and leasehold improvements ...         --          --
                                                        --------    --------
Net deferred tax assets .............................   $     --    $     --
                                                        ========    ========

      A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

                                                                    Year ended December 31,
                                                            ------------------------------------
                                                              2003          2002          2001
                                                            --------      --------      --------
Statutory federal income tax (benefit) at 34% .........     $ (2,764)     $(19,002)     $(41,089)
State income tax (benefit), net of federal benefit ....         (122)       (1,911)       (3,752)
Non-deductible expenses, primarily impairment
of goodwill ...........................................        1,350         4,130         2,603
Increase in valuation allowance .......................        1,252        16,347        41,660
                                                            --------      --------      --------
Total .................................................     $   (284)     $   (436)     $   (578)
                                                            ========      ========      ========

      The state tax benefits recorded in 2003 and 2002 of $284 and $436, respectively, are attributable to the Company's sale of certain state net operating loss carryforwards.

      At December 31, 2003, the Company had a federal and state net operating loss ("NOL") carryforward of approximately $182,500 and $160,900, respectively. The federal NOL carryforwards expire beginning in 2011 and state NOL's beginning in 2004. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)


"5%  shareholders"  has  increased  by  more  than  50
percentage points over the lowest percentage of such stock owned during a three-year testing period. During 1999, such a change in ownership occurred. As a result of the change, the Company's ability to utilize certain of its net operating loss carryforwards will be limited to approximately $1,400 of taxable income, per year. In addition, the Company acquired additional net operating losses through its acquisitions of Wynd and Hotpaper. The Company believes that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. The Company has not performed a detailed analysis to determine the amount of the potential limitations.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

16.   Quarterly Financial Data (Unaudited)

      The table below summarizes the Company's unaudited quarterly operating results for years ended December 31, 2003 and 2002.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

2003                                                   March 31           June 30        September 30      December 31
                                                       --------          --------        ------------      -----------
Net revenue and other income .................         $  3,103          $  3,331          $  3,123          $ 2,321
Cost of revenue ..............................           (1,846)           (1,533)           (1,610)            (660)
Operating expenses ...........................           (4,578)           (3,056)           (1,942)          (2,322)
Depreciation and amortization expenses .......             (814)             (944)             (581)            (654)
Impairment of long-lived assets ..............               --            (1,245)               --             (150)
Gain on sale of subscribers ..................            1,180               565                11               --
Settlement gains, net ........................               --                --                --               85
Interest (expense) income, net ...............              (12)                3                (4)            (262)
Benefit from income taxes
                                                             --                --                --              284
Net (loss) ...................................         $ (2,967)         $ (2,879)         $ (1,003)         $(1,358)
Net (loss) per common share:
   - Basic ...................................         $  (0.05)         $  (0.05)         $  (0.02)         $ (0.03)
   - Diluted .................................         $  (0.05)         $  (0.05)         $  (0.02)         $ (0.03)

2002                                                   March 31           June 30        September 30      December 31
                                                       --------          --------        ------------      -----------
Net revenue and other income .................         $ 10,443          $  9,580          $  9,100          $ 6,789
Cost of revenue ..............................           (9,308)           (8,510)           (8,165)          (6,062)
Operating expenses ...........................          (11,846)          (10,757)           (9,878)          (8,095)
Depreciation and amortization expenses .......           (1,605)           (1,662)           (1,645)            (913)
Impairment of long-lived assets ..............               --                --           (13,695)            (287)
Interest income, net .........................              128                58                26              (21)
Benefit from income taxes
                                                             --                --                --              436
Net (loss) ...................................         $(12,188)         $(11,291)         $(24,257)         $(8,153)
Net (loss) per common share:
   - Basic ...................................         $  (0.23)         $  (0.21)         $  (0.45)         $ (0.15)
   - Diluted .................................         $  (0.23)         $  (0.21)         $  (0.45)         $ (0.15)

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

17.   Supplemental Cash Flow Information

      The table below presents the Company's supplemental disclosure of cash flow information for the years ended December 31, 2003, 2002 and 2001.

                                                                            Years ended December 31,
                                                                            ------------------------
                                                                             2003    2002      2001
                                                                             ----    ----      ----
Supplemental disclosure of cash flow information:
         Interest paid .................................................     $ 21    $ 91     $  169

Non-cash investing and financing activities:
         Beneficial conversion feature of convertible bridge note
            payable ....................................................      528      --         --
         Issuance of warrant to placement agent to secure financing ....      292      --         --
         Restricted cash utilized to pay accrued expenses ..............      556      --         --
         Conversion of capital lease obligation into an account
            payable ....................................................      152      --         --
         Accrued expenses related to acquisition of subscribers ........       50      --         --
         Accrued expenses related to the incurrence of deferred
            financing expense ..........................................       70      --         --
         Acquisition of equipment through capital leases ...............       --      --      1,182
         Issuance of common stock purchase warrants in exchange
            for sales and marketing services ...........................       --      --        765

Purchase of businesses, net of cash acquired:

         Working capital surplus (deficit), net of cash acquired .......     $ --    $ --     $   40
         Property, equipment and leasehold improvements ................       --      --          1
         Goodwill ......................................................       --      --        152
         Trade names ...................................................       --      --         --
         Other intangibles .............................................       --      --         --
         Other assets ..................................................       --      --         --
         Non-current liabilities .......................................       --      --         --
         Common stock, options and warrants issued .....................       --      --        148

18.   Subsequent Event

      During January 2003, the Company issued 775,000 shares of its common stock as part of certain settlement agreements referenced in note 11.

      On March 10, 2004, the Company's stockholders at a special meeting of the stockholders approved the following:

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

      o Approved the issuance of 89,900,000 shares of the Company's common stock in exchange for cash consideration of $13,485.

      o Authorized the Board of Directors to amend the Company's restated certificate of incorporation to effect a reverse stock split at one of five different ratios.

      o Authorize the Board of Directors to amend the Company's restated certificate of incorporation to increase the number of shares of common stock the Company is authorized to issue from 200,000,000 to 350,000,000 shares, resulting in an increase in the total number of authorized shares of capital stock from 204,351,943 to 354,351,943

      As a result, the Company issued a total of 96,820,797 shares of its common stock, comprised of the 89,900,000 shares referred to above and 6,920,797 upon the mandatory conversion of the Bridge Notes Payable and related accrued interest. The Company received net proceeds of approximately $12,000 after deducting the $714 cash payment made to the offering placement agent and deferred offering expenses such as professional fees. The Company will utilize certain of the $12,000 of net proceeds as follows;

      o Payment of the settlement agreement with Eastern Computer in the amount of $350.

      o Payment to other vendors in which the Company had established settlement agreements with of approximately $300.

      o Establishment of a standby letter of credit in favor of Cingular in the amount of $600.

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

                 (In thousands, except share and per share data)

                                                                     Schedule II

                                 GOAMERICA, INC.
                          FINANCIAL STATEMENT SCHEDULE

                 Valuation and Qualifying Accounts and Reserves

                  Years Ended December 31, 2003, 2002 and 2001

                                                         Balance at         Additions:                        Balance at
                                                        Beginning of     Charged to Costs                       End of
                                                           Period          and Expenses       Deductions        Period
                                                        ------------     ----------------     ----------      ----------
Year Ended December 31, 2003
         Allowance for doubtful accounts ..........        $3,418             $  534          $ 2,739(1)        $1,213
         Inventory Reserve ........................            --                 47               47(3)            --
         Sales allowances, discounts & returns ....           513                134              647(2)            --

Year Ended December 31, 2002
         Allowance for doubtful accounts ..........        $2,675             $3,221          $ 2,478(1)        $3,418
         Inventory Reserve ........................         4,740              5,889           10,629(3)            --
         Sales allowances, discounts & returns ....         1,378              2,686            3,551(2)           513

Year Ended December 31, 2001
         Allowance for doubtful accounts ..........        $  388             $4,197          $ 1,910(1)        $2,675
         Inventory Reserve ........................           117              4,623               --            4,740
         Sales allowances, discounts & returns ....           245              2,480            1,347(2)         1,378

(1)   Uncollectible accounts written-off, net of recoveries.
(2)   Returns and discounts charged to reserve.
(3)   Inventory discounts charged to reserve.