Form 10-K/A
period 2003-12-31
GOAMERICA INC
filed 2004-03-22
CIK 1101268

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-K/A
             (amending Item 5 to reference the previously disclosed
                      issuance of unregistered securities)

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

       Registrant's telephone number, including area code: (201) 996-1717

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of Class)

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

      Yes: No: |X|

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

Market for our Common Stock
---------------------------

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

Related Stockholder Matters
---------------------------

We have never declared or paid any cash dividends on our common stock. We intend to retain earnings, if any, to fund future growth and the operation of our business.

Use of Proceeds
---------------

On April 6, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the SEC in connection with our initial public offering of common stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect, now Harrisdirect. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 10,000,000 shares of our common stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6million. As of December 31, 2003, approximately $568,000 of the $146.2 million in net proceeds received by us upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. The remaining $145.6 million of the net proceeds have been specifically applied as follows: (i) $5.1 million for the acquisition of other businesses, (ii) $38.1 million for sales and marketing expenses, (iii) $10.9 million for the purchase of capital assets, and (iv) $91.5 million for working capital needs.

Unregistered Securities
-----------------------

During the fourth quarter of 2003, the Company issued securities as follows:

      (a) As part of a settlement with its landlord, the Company issued to its landlord a warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.46 per share at any time prior to November 14, 2008. See
Note 3 of the Notes to the Company's Consolidated Financial Statements.

      (b) In connection with a private placement of securities that was consummated on March 10, 2004, the Company effected a bridge financing on December 19, 2003. Pursuant to that financing, the Company issued $1,015,000 aggregate principal amount of convertible notes which were convertible into shares of the Company's Common Stock at a rate of $.15 per share (for a total of 6,766,667 shares). See Note 5 of the Notes to the Company's Consolidated Financial Statements. These notes were fully converted on March 10, 2004.

      (c) As part of the above-mentioned bridge financing, on December 19, 2003, the Company issued to the investors in its private placement warrants to purchase 1,353,333 shares of the Company's Common Stock at an exercise price of $0.15 per share at any time for a period of five years. The Company also issued to the placement agent warrants to purchase an aggregate of 812,000 shares of the Company's Common Stock at an exercise price of $0.15 per share at any time for a period of five years.

These securities were issued without registration under the Securities Act of 1933 based on the exemption afforded by Section 4(2) of that Act. The investors were accredited investors which understood that they could not resell such shares in the absence of registration or another exemption from registration. The Company intends to register all such shares for resale under the Securities Act of 1933.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of March, 2004.

                                               GOAMERICA, INC.

                                               By: /s/ Daniel R. Luis
                                                   -----------------------
                                                   Daniel R. Luis
                                                   Chief Executive Officer