Form 10-K/A
period 2003-12-31
GOAMERICA INC
filed 2004-04-29
CIK 1101268

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                               ------------------

                                (AMENDMENT NO. 2)

                 (ADDING ITEMS 10 -14 AND AMENDING ITEM 15 ONLY)

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

Registrant's  telephone  number,  including area code (201) 996-1717

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of Each Exchange on Which Registered
    -------------------               -----------------------------------------

None
-----------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
-------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

--------------------------------------------------------------------------------

Yes:   X                           No:
     -----                            -----

--------------------------------------------------------------------------------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes:                               No:   X
     -----                             -----

      The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003), was $15,770,560.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2004:

          Class                                             Number of Shares
          -----                                             ----------------
Common Stock, $0.01 par value                                  161,332,108

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K (the "Annual Report") of GoAmerica, Inc. (the "Company" or "GoAmerica") filed on March 10, 2004 with the Securities & Exchange Commission (the "SEC") is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2003 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 2 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 10, 2004 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below


                                      TABLE OF CONTENTS

           Item                                                                            Page
           ----                                                                            ----
PART III    10.     Directors and Executive Officers of the Registrant.....................  3
            11.     Executive Compensation.................................................  8
            12.     Security Ownership of Certain Beneficial Owners and Management......... 15

            13.     Certain Relationships and Related Transactions......................... 16
            14.     Principal Accountant Fees and Services................................. 16

PART IV     15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K....... 18

SIGNATURES................................................................................. 19

EXHIBIT INDEX.............................................................................. 20

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

BOARD OF DIRECTORS

      We currently have six directors. As set forth in our amended and restated certificate of incorporation, the terms of office of the members of the Board of Directors are divided into three classes: Class A, whose term will expire at the 2004 Annual Meeting of Stockholders; Class B, whose term will expire at the 2005 Annual Meeting of Stockholders; and Class C, whose term will expire at the 2006 Annual Meeting of Stockholders. The current Class A directors are Mark Kristoff and Joseph Korb, the current Class B director is Daniel Luis, and the current Class C directors are Aaron Dobrinsky, Alan Docter and King Lee. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our by-laws permit the Board of Directors to increase or decrease the size of the Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the Board of Directors may have the effect of delaying or preventing changes in control or management of GoAmerica. The following table provides additional information regarding the members of our Board of Directors:

                                                                SERVED AS A              POSITIONS WITH
   NAME                                           AGE         DIRECTOR SINCE             THE COMPANY
   ----                                           ---         --------------             -----------
   Aaron Dobrinsky......................           40              1996                  Chairman of the Board
   Daniel Luis..........................           37              2003                  Chief Executive Officer
                                                                                         and Director

   Alan Docter..........................           60              1996                  Director
   Joseph Korb..........................           52              1996                  Director
   Mark Kristoff........................           42              1998                  Director
   King Lee.............................           63              2003                  Director


      Aaron Dobrinsky founded GoAmerica in 1996 and served as our Chairman of the Board and Chief Executive Officer from our inception in 1996 until January 2003, when he was appointed Executive Chairman. Upon completion of the Financing, Mr. Dobrinsky ceased serving as an executive officer of the Company and was named Chairman. Mr. Dobrinsky was named Chief Executive Officer of Arc Communications, Inc. (a publicly traded, interactive multimedia program developer which, upon completion of its pending merger with RoomLinX, Inc., will be a provider of wireless high-speed Internet network solutions for the hospitality industry) in April 2004.

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

      Alan Docter joined our Board of Directors in October 1996 at the time of his initial investment in GoAmerica. Since 1990, Mr. Docter has been an early-stage investor in technology companies, including M.A.I.D. plc (now BrightStation), ViaWeb (sold to Yahoo!), Butterfly V.L.S.I. Ltd. (sold to Texas Instruments) and Invino Corp. (sold to Youth Stream Media Networks). Mr. Docter has served as President of Continental Mining and Metallurgical Corporation since 1991 and as President of CMMC Ventures, Inc. since 1999. He has also served as Vice Chairman of Considar, Inc., an international metals trading company, since 1995. Mr. Docter serves on the boards of directors of a number of privately held companies.

      Joseph Korb joined GoAmerica in 1997 as Executive Vice President and has been a director since October 1996. In May 2002, Mr. Korb was appointed as our Executive Vice Chairman, Strategy and Strategic Alliances. He also served as our President from November 2000 until May 2002. Upon completion of the Financing, he remained a director while ceasing to serve as an executive officer of the Company. Mr. Korb currently serves as a board member and Vice President of the Portable Computing and Communications Association, an industry trade association.

      Mark Kristoff joined our Board of Directors in June 1998. Since 1991, Mr. Kristoff has been President and Chief Operating Officer of Considar, Inc., an international metals trading company. Since 1990, Mr. Kristoff also has been an early-stage investor in many technology companies and serves on the boards of directors of a number of privately held companies.

      King Lee joined our Board of Directors in January 2003. Mr. Lee currently serves as the Chief Executive Officer of Bravanta, Inc. During his career he has served as the chief executive officer of a number of companies both public and private. Mr. Lee has spent the last ten years investing in turnarounds and during that same period he was also the co-founder of Wynd Communications Corporation, which became a wholly owned subsidiary of GoAmerica in June 2000. He also served on the board of directors of Wynd Communications Corporation until its acquisition by GoAmerica. Mr. Lee serves on the boards of directors of a number of privately held companies.

Committees and Meetings of the Board

      The Board of Directors held 16 meetings during 2003. During this period, each incumbent member of the Board of Directors attended or participated in at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such person has been a director) and
(ii) the total number of meetings held by all Committees of the Board on which each such director served (during the periods such director served). The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee.

      The Compensation Committee approves salaries and incentive compensation for our executive officers and key employees, administers and grants awards under the Company's 1999 Stock Plan and administers the terms of outstanding options. The Compensation Committee is currently comprised of Messrs. Docter, Kristoff and Lee, with Mr. Docter serving as Chairman. The Compensation Committee held two meetings during 2003.

      The Audit Committee's responsibilities include: (i) evaluating and the engagement of the Company's independent auditors; (ii) reviewing and reporting on the results and scope of their audit findings; (iii) reviewing the Company's periodic reports filed with the Securities and Exchange Commission; and (iv) monitoring, on a periodic basis, the internal controls of the Company. The Audit Committee is currently comprised of Messrs. Docter, Kristoff and Lee, with Mr. Lee serving as Chairman. The Audit Committee held four meetings during 2003. The Company's Board of Directors has determined that King Lee constitutes an "audit committee financial expert", as such term is defined by the SEC. Mr. Lee has also been determined to be "independent" within the meaning of SEC and Nasdaq regulations

      The Nominating Committee's responsibilities include recommending to the Board of Directors qualified individuals to serve on the Company's Board of Directors. The Nominating Committee will not consider any nominees recommended by the Company's security holders. The Nominating Committee is currently comprised of Messrs. Dobrinsky, Docter and Kristoff.

EXECUTIVE OFFICERS

      The  following  table  identifies  the current  executive  officers of the
Company:

                                                                CAPACITIES IN                        IN CURRENT
NAME                                        AGE                 WHICH SERVING                      POSITION SINCE
----                                        ---                 -------------                      --------------
Daniel R. Luis.......................        37     Chief Executive Officer                           2003
Donald G. Barnhart (1)...............        46     Vice President, Chief Financial Officer           2004
Jesse Odom (2).......................        38     Chief Technology Officer                          2000


(1) Donald Barnhart joined GoAmerica in 1999 and became its Vice President and Controller in 2000. He was appointed Chief Financial Officer upon completion of the Financing. Prior to joining GoAmerica, Mr. Barnhart held various finance positions with Bogen Communications and operated his own accounting and consulting firm. Mr. Barnhart is a CPA in New Jersey.

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

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission. All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a). Based on our review of the copies of such forms received by us or written representations from such reporting persons, each such reporting person filed all of their respective reports pursuant to Section 16(a) on a timely basis during 2003.

CODE OF ETHICS

      GoAmerica has  implemented a code of ethics  applicable to its  directors, executive officers and other senior financial personnel. The Company will furnish (free of charge) a copy of this code of ethics to any person who requests a copy either by calling Investor Relations at (201) 996-1717 or by submitting a written request to Investor Relations at GoAmerica, Inc., 433 Hackensack Avenue, Hackensack, New Jersey 07601.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF COMPENSATION IN 2003, 2002 AND 2001

      The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer at any time during 2003, regardless of compensation level, and each other executive officer of the Company whose aggregate cash compensation in 2003 approximated $100,000 or more at the end of 2003 (collectively, the "Named Executives"), for the years ended December 31, 2003, 2002 and 2001.

         SUMMARY COMPENSATION TABLE

------------------------------------- ----------- ----------------------------------------- ---------------- ---------------
                                                                                               LONG-TERM
                                                            ANNUAL COMPENSATION               COMPENSATION
                                                                                                AWARDS
                                                  ----------------------------------------- ---------------- ---------------
    NAME AND PRINCIPAL POSITION          YEAR        SALARY       BONUS(1)    OTHER ANNUAL    SECURITIES       ALL OTHER
                                                                             COMPEN-SATION    UNDERLYING
                                                                                  (6)           OPTIONS      COMPEN-SATION
                                                      ($)           ($)           ($)             (#)             ($)
------------------------------------- ----------- ------------- ------------ -------------- ---------------- ---------------
Aaron Dobrinsky...............           2003         98,253(2)  --                  --               --         3,900(3)
  Executive Chairman of the Board;       2002        225,000     --                  --          306,251         3,900(3)
  former Chief Executive Officer         2001        225,000     --(4)               --          236,037(4)      3,333(3)
  (until January 2003)

Joseph Korb...................           2003         98,603(5)  --                  --               --         3,834(3)
  Executive Vice Chairman, Strategy      2002        225,000     --                  --          306,250         3,834(3)
  and Strategic Alliances; former        2001        225,000     78,679(6)           --               --         4,036(3)
  President (until May 2002)

Daniel R. Luis................           2003        179,706(7)  --                  --               --         3,351(3)
  Chief Executive Officer since          2002        214,571     --                  --          641,251         3,351(3)
  January 2003; former President         2001        174,134     --                  --               --            --
  and Chief Operating Officer (from
  May 2002 to January 2003)

Francis J. Elenio (8).........           2003        115,275(8)  --                  --               --         2,900(3)
  Chief Financial Officer,               2002        185,296     --                  --          250,350         3,513(3)
  Treasurer and Secretary                2001        180,000     10,000(9)           --          120,000(9)         --

Donald G. Barnhart............           2003        154,884     --                  --               --            --
  Chief Financial Officer                2002        120,865     --                  --          101,250            --
  Since March 2004;                      2001        109,172     12,500(13)          --           17,500(13)        --
  Principal Financial Officer
  (from September 2003 to March 2004)

Jesse Odom....................           2003        164,613(10) --                  --               --         3,351(3)
  Chief Technology Officer               2002        185,296     --                  --          250,350         7,235(3)
                                         2001        180,000     40,000(11)     190,625(12)       30,000(11)     5,980(3)

(1) Except as otherwise indicated, the bonus awards were earned in the year indicated and were paid in the following year.

(2)   Mr. Dobrinsky ceased receiving his base salary effective June 23, 2003.

(3) Represents the dollar value of automobile lease payments paid by or on behalf of the Company for the benefit of the executive.

(4) Mr. Dobrinsky's 2001 fiscal year bonus consisted of options to purchase 236,037 shares of Common Stock having an above-market exercise price of $1.89 on the date of grant in 2002.

(5)   Mr. Korb ceased receiving his base salary effective June 23, 2003.

(6)   Such bonus amount was paid during 2001.

(7)   Mr. Luis deferred approximately $35,000 of his base salary until 2004.

(8) Mr. Elenio resigned as Chief Financial Officer of the Company effective August 15, 2003.

(9) Mr. Elenio's 2001 fiscal year bonus consisted of $10,000 cash and options to purchase 120,000 shares of Common Stock having a fair market value of $1.89 per share on the date of grant in 2002.

(10)  Mr. Odom deferred approximately $15,000 of his base salary until 2004.

(11) Mr. Odom's 2001 fiscal year bonus consisted of $40,000 cash and options to purchase 30,000 shares of Common Stock having a fair market value of $1.89 per share on the date of grant in 2002.

(12) Represents the dollar value of the difference between the exercise price ($1.0625) of options to purchase 50,000 shares of the Company's Common Stock and the fair market value ($4.88) of the Common Stock on the exercise date.

(13) Mr. Barnhart's 2001 fiscal year bonus consisted of $12,500 cash and options to purchase 7,500 shares of common stock having a fair market value of $1.89 per share on the date of grant in 2002.

OPTION GRANTS IN 2003

There were no stock options granted to Named Executives during 2003.

EQUITY COMPENSATION PLANS

         The following table provides certain information as of December 31, 2003 with respect to each of our equity compensation plans:

--------------------------- ---------------------------- -------------------------- --------------------------------
                                                                                           NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                            NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE              FUTURE ISSUANCE UNDER
                              ISSUED UPON EXERCISE OF      EXERCISE PRICE OF            EQUITY COMPENSATION PLANS
                               OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,            (EXCLUDING SECURITIES
                                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS            REFLECTED IN COLUMN (A))
      PLAN CATEGORY                     (A)                       (B)                              (C)
--------------------------- ---------------------------- -------------------------- --------------------------------
Equity compensation plans
approved by security
holders                               6,156,400                    $1.32                        4,659,789

Equity compensation plans
not approved by security
holders                                      --                       --                               --

Total (1)                             6,156,400                    $1.32                        4,659,789


(1) Excludes warrants to purchase 500,00 shares at $16.00 per share, issued in connection with strategic alliances. Also excludes warrants exercisable at $0.15 per share granted in connection with the Financing. No shareholder vote was required with respect to the $16.00 warrants or with respect to certain of the $0.15 warrants

      On August 3, 1999, we adopted the GoAmerica Communications Corp. 1999 Stock Option Plan. This plan provided for the granting of options to purchase shares of common stock. No further options will be granted under the GoAmerica Communications Corp. 1999 Stock Option Plan.

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

      Under the terms of the Plan,  a committee  of our Board of  Directors  may grant options to purchase shares of our common stock to our employees and consultants at such prices as may be determined by the committee. The Plan provides for award grants in the form of incentive stock options and non-qualified stock options. Options granted under the Plan generally vest over 4 years and expire after 10 years.

AGGREGATED OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES


      The following table presents information regarding the number of stock options held by the Named Executives at December 31, 2003 and the value of in-the-money stock options held by such persons at December 31, 2003. The calculation of the value of unexercised options is based upon a market price of $0.37 per share, representing the closing sale price of one share of the Company's common stock on December 31, 2003. Frank Elenio was the only Named Officer who exercised stock options during 2003. Mr. Elenio exercised options covering 250,350 shares of the Company's Common Stock. The value realized with respect to such option exercise (the aggregate number of options exercised multiplied by the difference between the market price on the date of exercise and the exercise price) was approximately $45,000.

                       NUMBER OF SHARES UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-THE-MONEY
                            OPTIONS AT FISCAL YEAR-END (#)              OPTIONS AT FISCAL YEAR-END ($)
                    ----------------------------------------------- ----------------------------------------
NAME                    EXERCISABLE           UNEXERCISABLE            EXERCISABLE        UNEXERCISABLE
----                    -----------           -------------            -----------        -------------
Aaron Dobrinsky             397,359             197,861                   147,023           73,209
Joseph Korb                 427,069             119,182                   148,015          44,097
Daniel R. Luis              694,601             276,682                   257,002          102,376
Donald Barnhart (1)         109,211              49,539                    16,043          14,120
Jesse Odom                  442,922             107,428                   163,881          39,748
Francis  J. Elenio          352,500              60,000


(1) Mr. Barnhart was elected as Chief Financial Officer of the Company effective March 10, 2004.

COMPENSATION OF DIRECTORS

      Historically, non-employee (or "independent") directors serving on our Board of Directors received annual compensation of $20,000 either in cash or Company securities equivalents. In addition, each independent director, upon initial election to the Board of Directors prior to 2003, received options to purchase up to 64,000 shares of the Company's Common Stock. In January 2003, Messrs. Docter and Kristoff each received $15,000 as compensation for 2002. Additionally, in January 2003, the Board of Directors voted to amend the compensation of the Board of Directors for 2003. Under such changes, non-employee directors serving on our Board of Directors are entitled to receive a $5,000 per quarter retainer and per meeting fees of $1,000 for each in person Board meeting attended, and $500 for each telephonic Board meeting attended. Each committee member is entitled to receive $500 for each Board Committee meeting attended. Additionally, each independent director received 300,000 stock options in 2003 (and upon a new director's election to the Board) and will be entitled to receive 75,000 stock options annually each subsequent year that each such director remains on the Board. All future option grants shall have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant and generally shall vest at a rate of one-third per year from the date of grant. Each director will be reimbursed by the Company for his or her reasonable expenses incurred in connection with his or her participation in our Board meetings. In July 2003, all three of the independent directors elected to defer receipt of all fees for the balance of the year and until the completion of the Financing.

      Mr. Dobrinsky is a party to an agreement with the Company, effective as of May 6, 2002 and amended as of March 10, 2004, under which he now serves as the Company's Chairman of the Board, receiving director compensation equal to the Company's independent directors but receiving no salary. The Compensation Committee approved a decrease in Mr. Dobrinsky's base salary; from $225,000 to $200,000 effective January 20, 2003. Mr. Dobrinsky voluntarily reduced his base salary to $100,000 as of May 16, 2003, and on June 15, 2003, the Compensation Committee approved a decrease in Mr. Dobrinsky's base salary to $0 effective June 23, 2003. Mr. Korb was a party to an agreement with the Company, effective as of May 6, 2002, under which he most recently served as the Company's Executive Vice Chairman, Strategy and Strategic Alliances at an initial base salary of $225,000. Mr. Korb's employment agreement was terminated as of March 10, 2004 upon completion of the Financing, with the Company agreeing to use commercially reasonable efforts to nominate him for re-election to the Company's Board of Directors at the 2004 Annual Meeting. The Compensation Committee approved a decrease in Mr. Korb's base salary to $200,000 effective January 20, 2003. Mr. Korb voluntarily reduced his base salary to $100,000 as of May 16, 2003, and on June 15, 2003, the Compensation Committee approved a decrease in Mr. Korb's base salary to $0 effective June 23, 2003. Mr. Korb shall receive director compensation equal to the Company's independent directors. Mr. Luis is a party to an agreement with the Company, effective as of May 6, 2002 under which he now serves as our Chief Executive Officer at an initial base salary of $225,000, subject to annual adjustment. On December 16, 2002, the Compensation Committee approved a decrease in Mr. Luis' base salary to $200,000 effective January 20, 2003. Mr. Luis elected to defer approximately $35,000 of his 2003 salary until completion of the Financing. Mr. Odom is a party to an agreement with the Company, effective as of May 6, 2002 under which he serves as the Company's Chief Technology Officer at an initial base salary of $180,000. The Compensation Committee approved a decrease in Mr. Odom's base salary to $165,000 effective January 20, 2003. Mr. Odom elected to defer approximately $15,000 of his 2003 salary until completion of the Financing. The Compensation Committee may award any or all of the above individuals additional bonus payments or option grants in its discretion. Mr. Elenio was a party to an agreement with the Company, effective as of May 6, 2002, under which he served as the Company's Chief Financial Officer, Treasurer and Secretary at an initial base salary of $180,000. The Compensation Committee approved a decrease in Mr. Elenio's base salary to $165,000 effective January 20, 2003 and approved a decrease in Mr. Elenio's base salary to $150,000 effective June 23, 2003. Mr. Elenio resigned from the Company as of August 15, 2003.

      The initial term of each such agreement was for three years. Mr. Dobrinsky's amended employment agreement does not provide currently for a term extension but may renew for one-year periods thereafter. The Compensation Committee has authorized amendments to the Company's employment agreements with Messrs. Luis and Odom, which have been agreed to in principal and are currently being prepared; such amendments will include extending the terms of employment through May 2006. The Compensation Committee also authorized the execution of a new employment agreement with Mr. Barnhart, which is filed as an exhibit to this Form 10-K/A. In the event any of Messrs. Dobrinsky, Luis, Odom or Barnhart is terminated without cause, resigns for good reason or, in the case of Mr. Dobrinsky, is not reelected to the Company's Board of Directors, he is currently entitled to receive severance in accordance with the Company's severance policy for executive officers in effect at the time of termination, calculated at their respective base salary as of specific dates. Mr. Dobrinsky will also receive up to $800 per month in automobile allowances and will be reimbursed for additional automobile expenses incurred in connection with his duties. Each of Messrs. Luis, Odom and Barnhart will also receive up to $500 per month in automobile allowances and will be reimbursed for additional automobile expenses incurred in connection with their duties. In addition, Mr. Dobrinsky is eligible to be a beneficiary of a term life insurance policy in his name, in the face amount of up to $1.0 million, for which the Company would pay the premiums. Each employment agreement also contains certain invention assignment and confidentiality provisions and also requires that the Company maintain standard directors and officers insurance of no less than $10.0 million.

      The Company requires all employees to sign an agreement pursuant to which they agree to maintain the confidentiality of our proprietary information, to assign any inventions to us, and to agree not to solicit our customers, suppliers or employees away from us.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee currently consists of Messrs. Docter (Chairman), Kristoff and Lee. None of these individuals are or were at any time officers or employees of the Company. No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent purpose) of any other entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

      No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

COMMON STOCK

      The following table sets forth certain information, as of March 31, 2004, with respect to holdings of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the total number of shares of Common Stock outstanding as of such date, based on currently available Schedules 13D and 13G filed with the SEC, (ii) each of the Company's directors and Named Executives, and (iii) all directors and officers as a group. Unless otherwise indicated, the address for the individuals below is that of the Company:
GoAmerica, Inc., 433 Hackensack Avenue, Hackensack, New Jersey 07601.

                                                        AMOUNT AND NATURE OF BENEFICIAL         PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                              OWNERSHIP(1)                  OF CLASS(2)
------------------------------------                              ---------                     --------
(i)    Certain Beneficial Owners:
Austin W. Marxe and David M. Greenhouse                            20,921,244 (3)                13.8%
153 East 53rd Street, 55th Floor
New York, New York 10022

(ii)   Directors and Named Executives:
Donald Barnhart .......................................               117,815 (4)                  *
Aaron Dobrinsky........................................             3,329,007 (5)                2.1%
Alan Docter............................................               583,622 (6)                  *
Joseph Korb............................................             1,452,145 (7)                  *
Mark Kristoff..........................................               394,770 (8)                  *
King Lee...............................................               212,241 (9)                  *
Daniel R. Luis.........................................               697,601 (10)                 *
Jesse Odom.............................................               442,922 (11)                 *
(iii)    All directors and officers as a
         group  (8 persons)............................             7,230,123 (12)               4.5%

*      Less than one percent.

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2) Applicable percentage of ownership is based on an aggregate of 161,332,108 shares of Common Stock outstanding on March 31, 2004, plus any then exercisable stock options and warrants held by each such holder, plus options and warrants which will become exercisable by such holder within 60 days after March 31, 2004.

(3) According to Schedule 13G filed with the SEC on April 7, 2004, as of March 31, 2004, number of shares reported consists of 20,641,244 shares of Common Stock and Warrants to purchase 280,000 shares of Common Stock. This amount includes 3,401,677 shares of Common Stock and 46,144 Warrants owned by Special Situations Cayman Fund, L.P. ("Cayman"), 3,201,457 shares of Common Stock and 43,428 Warrants owned by Special Situations Private Equity Fund, L.P. ("SSPE"), 478,876 shares of Common Stock and 6,496 Warrants owned by Special Situations Technology Fund, L.P. ("Technology"), 2,443,923 shares of Common Stock and 33,152 Warrants owned by Special Situations Technology Fund II, L.P. ("Tech 2"), and 11,115,311 shares of Common Stock and 150,780 Warrants owned by Special Situations Fund III, L.P. ("SSF3"). Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. ("AWM"), the general partner of and investment adviser to Cayman. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment adviser to SSF3. Messrs. Marxe and Greenhouse are also members of MG Advisers L.L.C., the general partner of and investment adviser to SSPE, and members of SST Advisers, L.L.C., the general partner of and investment adviser to Technology and Tech 2.

(4) Includes 109,838 shares of Common Stock underlying options which are exercisable as of March 31, 2004 or within 60 days after such date.

(5) Includes 400 shares held for the benefit of Mr. Dobrinsky's minor children. Mr. Dobrinsky has voting and dispositive power with respect to such shares. Also includes 397,359 shares of Common Stock underlying options which are exercisable as of March 31, 2004 or within 60 days after such date.

(6) Includes 254,486 shares of Common Stock underlying options which are exercisable as of March 31, 2004 or within 60 days after such date.

(7) Includes 427,069shares of Common Stock underlying options which are exercisable as of March 31, 2004 or within 60 days after such date.

(8) Includes 254,486 shares of Common Stock underlying options which are exercisable as of March 31, 2004 or within 60 days after such date.

(9) Includes 162,486 shares of Common Stock underlying options which are exercisable as of March 31, 2004 or within 60 days after such date. Also includes 46,755 shares held by the Lee Living Trust. Mr. Lee is a co-trustee, but not a beneficiary, of the Lee Living Trust. Also includes 3,000 shares of Common Stock underlying warrants which are immediately exercisable held by the Lee Living Trust.

(10) Includes 694,601 shares of Common Stock underlying options which are exercisable as of March 31, 2004 or within 60 days after such date.

(11) Includes 442,922 shares of Common Stock underlying options which are exercisable as of March 31, 2004 or within 60 days after such date.

(12) Includes 2,746,247 shares of Common Stock underlying options and warrants which are exercisable as of March 31, 2004 or within 60 days after such date. Excludes Mr. Elenio's shares as he ceased serving as an executive officer prior to March 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no transactions involving any of Messrs. Docter, Kristoff or Lee or any other insiders to be disclosed since January 1, 2003 under the heading "Compensation Committee Interlocks and Insider Participation" or otherwise.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

      In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by the Company's independent accountants, WithumSmith +

Brown P.C. ("WithumSmith"), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

      Audit Fees. Audit fees billed or expected to be billed to the Company by WithumSmith for the audit of the financial statements included in the Company's Annual Reports on Form 10-K, and reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, for the years ended December 31, 2003 and 2002 totaled approximately $75,000 and $55,000 respectively.

      Audit-Related Fees. The Company was billed $10,000 and $10,707 by WithumSmith for assurance and related services rendered by WithumSmith during the fiscal years ended December 31, 2003 and 2002 that are reasonably related to the performance of the audit or review of the Corporation's financial statements and are not reported under the immediately preceding paragraph.

      Tax Fees. The Company was billed an aggregate of $15,000 by WithumSmith and other professionals for each of the fiscal years ended December 31, 2003 and 2002 for tax services, principally advice regarding the preparation of income tax returns.

      All Other Fees. The Company was billed an aggregate of $7500 and $5,000 by WithumSmith for the fiscal years ended December 31, 2003 and 2002, respectively, for permitted non-audit services, principally advice regarding (i) the Company's Registration Statement on Form S-3 filed on March 10, 2004 immediately after the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and (ii) the Company's 401(k) plan.

      Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of the Audited-Related Fees, Tax Fees and all other fees are compatible with maintaining the independence of the Company's principal accountant.

      Applicable law and regulations provide an exemption that permits certain services to be provided by the Company's outside auditors even if they are not pre-approved. The Company has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

                                    PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(3) Exhibits.

10.1 Amendment, dated as of March 10, 2004 (filed herewith), to Employment Agreement by and between GoAmerica and Aaron Dobrinsky, dated as of May 6, 2002.

10.2 Termination Agreement, dated as of March 10, 2004 (filed herewith), to Employment Agreement by and between GoAmerica and Joseph Korb, dated as of May 6, 2002.

10.3 Employment Agreement, dated as of March 10, 2004, between GoAmerica and Donald Barnhart (filed herewith)

31.1  Certification  of  the  Chief  Executive   Officer  as  required  by  Rule
      13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of April, 2004.

                                    GOAMERICA, INC.


                                    By: /s/ Daniel R. Luis
                                        ------------------------------
                                        Daniel R. Luis,
                                        Chief Executive Officer

                                        /s/ Donald G. Barnhart
                                        ------------------------------
                                        Donald G. Barnhart,
                                        Vice President, Chief Financial Officer

                                  EXHIBIT INDEX

10.1 Amendment, dated as of March 10, 2004 (filed herewith), to Employment Agreement by and between GoAmerica and Aaron Dobrinsky, dated as of May 6, 2002.

10.2 Termination Agreement, dated as of March 10, 2004 (filed herewith), to Employment Agreement by and between GoAmerica and Joseph Korb, dated as of May 6, 2002.

10.3 Employment Agreement, dated as of March 10, 2004, between GoAmerica and Donald Barnhart (filed herewith)

31.1  Certification  of  the  Chief  Executive   Officer  as  required  by  Rule
      13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.