Form 10-Q
period 2004-03-31
GOAMERICA INC
filed 2004-05-12
CIK 1101268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                        Yes:   X                   No: ___

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                        Yes: ___                   No:   X

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 2004:

                  CLASS                                    NUMBER OF SHARES
                  -----                                    ----------------
       Common Stock, $.01 par value                           161,475,804

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.       FINANCIAL INFORMATION.....................................................................        1

         Item 1.    Financial Statements (unaudited)....................................................        1

                    Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003....        2

                    Condensed  Consolidated  Statements  of  Operations  for the Three Months Ended
                        March 31, 2004 and 2003... .....................................................        3

                     Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                        March 31, 2004 and 2003.........................................................        4

                    Notes to Condensed Consolidated Financial Statements................................        5

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations ..........................................................        9

                    General.............................................................................        9

                    Critical Accounting Policies and Estimates..........................................        9

                    Results of Operations...............................................................        10

                    Liquidity and Capital Resources.....................................................        11

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................        13

         Item 4.    Controls and Procedures.............................................................        13

PART II.      OTHER INFORMATION.........................................................................        14

         Item 1.    Legal Proceedings...................................................................        14

         Item 2.    Changes in Securities and Use of Proceeds...........................................        14

         Item 3.    Defaults upon Senior Securities.....................................................        15

         Item 4.    Submission of Matters for a Vote of Security Holders................................        15

         Item 5.    Other Information...................................................................        16

         Item 6.    Exhibits and Reports on Form 8-K....................................................        16

SIGNATURES .............................................................................................        17

                          PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 MARCH 31,    DECEMBER 31,
                                                                                  2004           2003
                                                                                ---------      ---------
                                                                                 (Unaudited)
 ASSETS

Current assets:
     Cash and cash equivalents ............................................     $  10,816      $     568
     Accounts receivable, net .............................................         1,636          1,737
     Other receivables ....................................................            --            534
     Merchandise inventories, net .........................................           201            213
     Prepaid expenses and other current assets ............................           433            115
                                                                                ---------      ---------
Total current assets ......................................................        13,086          3,167

Restricted cash ...........................................................           600             --
Property, equipment and leasehold improvements, net .......................         1,326          1,606
Goodwill, net .............................................................         6,000          6,000
Trade names and other intangible assets, net ..............................           552            804
Deferred debt and other financing expense, net ............................            --          1,091
Other assets ..............................................................           178            297
                                                                                ---------      ---------
                                                                                $  21,742      $  12,965
                                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .....................................................     $     568      $   1,472
     Accrued expenses .....................................................           735          3,040
     Bridge note payable, net .............................................            --            625
     Deferred revenue .....................................................           523            673
     Other current liabilities ............................................            11             13
                                                                                ---------      ---------
Total current liabilities .................................................         1,837          5,823

Commitments and contingencies

Stockholders' equity:
     (Common stock,  $.01 par value, authorized: 200,000,000 shares in
     2004 and 2003) issued: 161,332,108 in 2004 and 54,788,618 in 2003              1,613            548
     Additional paid-in capital ...........................................       283,811        271,025
     Accumulated deficit ..................................................      (265,519)      (264,431)
                                                                                ---------      ---------
Total stockholders' equity ................................................        19,905          7,142
                                                                                ---------      ---------
                                                                                $  21,742      $  12,965
                                                                                =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                             2004              2003
                                                                         ------------------------------
 REVENUES:
      Subscriber ...................................................     $      1,866      $      2,511
      Equipment ....................................................               36               411
      Other ........................................................               46               181
                                                                         ------------      ------------
                                                                                1,948             3,103

 COSTS AND EXPENSES:
      Cost of subscriber airtime ...................................              868               737
      Cost of network operations ...................................              293               712
      Cost of equipment revenue ....................................               34               397
      Sales and marketing ..........................................              169               600
      General and administrative ...................................            1,505             3,463
      Research and development .....................................              191               515
      Depreciation and amortization of fixed assets ................              280               585
      Amortization of other intangibles ............................              252               229
                                                                         ------------      ------------
                                                                                3,592             7,238
                                                                         ------------      ------------
 Loss from operations ..............................................           (1,644)           (4,135)

 Other income (expense):
      Gain on sale of subscribers ..................................               --             1,180
      Settlement gains, net ........................................            1,621                --
      Interest expense, net ........................................           (1,065)              (12)
                                                                         ------------      ------------

 Total other income ................................................              556             1,168
                                                                         ------------      ------------

 Net loss ..........................................................     $     (1,088)     $     (2,967)
                                                                         ============      ============

 Basic net loss per share ..........................................     $      (0.01)     $      (0.05)
                                                                         ============      ============

 Diluted net loss per share ........................................     $      (0.01)     $      (0.05)
                                                                         ============      ============

 Weighted average shares used in computation of basic net loss per
       share .......................................................       79,693,307        54,069,736

 Weighted  average shares used in computation of diluted net loss per
       share .......................................................       79,693,307        54,069,736

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------
                                                                            2004           2003
                                                                       ------------------------------

OPERATING ACTIVITIES

Net loss ............................................................     $ (1,088)     $ (2,967)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization of fixed assets .....................          280           585
  Amortization of other intangible assets ...........................          252           229
  Amortization of deferred financing costs ..........................          624            --
  Amortization of discount on bridge note payable ...................          390            --
  Provision for losses on accounts receivable .......................            1            85
  Common stock issued for interest expense ..........................           19            --
  Settlement gains, net .............................................       (1,621)           --
  Accrued loss on sublease ..........................................           --           611
  Gain on sale of subscribers .......................................           --        (1,180)
  Non-cash employee compensation ....................................           --            79
  Non-cash rent expense .............................................           --             5
    Changes in operating assets and liabilities:

    Decrease in accounts receivable .................................          100         2,145
    Decrease in other receivables ...................................          534            --
    Decrease in merchandise inventories .............................           12           305
    (Increase) decrease in prepaid expenses and other current assets          (318)          242
    Decrease in accounts payable ....................................         (904)         (620)
    Decrease in accrued expenses and other liabilities ..............         (233)       (2,416)
        Decrease in deferred revenue ................................         (150)         (875)
                                                                          --------      --------
Net cash used in operating activities ...............................       (2,102)       (3,772)

INVESTING ACTIVITIES

Change in other assets and restricted cash ..........................         (481)          492
Proceeds from sale of subscribers ...................................           --         1,180
Acquisition of subscribers ..........................................           --           (50)
                                                                          --------      --------
Net cash (used in)  provided by investing activities ................         (481)        1,622

FINANCING ACTIVITIES

Issuance of common stock, net of related expenses ...................       12,770            --
Issuance of common stockfor exercise of stock options ...............          144            13
Increase in deferred financing costs ................................          (81)           --
Payments made on capital lease obligations ..........................           (2)          (45)
                                                                          --------      --------
Net cash provided by (used) in financing activities .................       12,831           (32)
                                                                          --------      --------

Net increase (decrease) in cash and cash equivalents ................       10,248        (2,182)
Cash and cash equivalents at beginning of period ....................          568         4,982
                                                                          --------      --------
Cash and cash equivalents at end of period ..........................     $ 10,816      $  2,800
                                                                          ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in connection with conversion of bridge note ....     $  1,015      $     --
Common stock issued in connection with vendor settlements ...........     $    451      $     --
Application of deferred financing costs against proceeds from the ...
   sale of stock ....................................................     $   (548)     $     --

During 2003, the Company acquired through its subsidiary, Wynd Communications Corporation, approximately 3,229 subscribers from Boundless Depot LLC. The purchase price was approximately $418 (of which $50 has been paid as of March 31, 2003).

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of March 31, 2004 and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (as amended) for the year ended December 31, 2003.

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

         The Company has incurred significant operating losses since its inception and, as of March 31, 2004, has an accumulated deficit of $265,519. During the three months ended March 31, 2004, the Company incurred a net loss of $1,088 and used $2,102 of cash to fund operating activities. As of March 31, 2004, the Company had $10,816 in cash and cash equivalents.

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

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is antidilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three months ended March 31, 2004 and 2003, approximately 22,846,229 and 14,645,119, respectively, of common stock equivalent shares were excluded from the computation of diluted net loss per share.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS:

         The Company follows SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No.141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise.

         The  following   table   summarizes   other   intangibles   subject  to
amortization at the dates indicated:

                                   March 31, 2004                             December 31, 2003
                       Gross                                          Gross
                     Carrying        Accumulated                    Carrying       Accumulated
                       Amount       Amortization        Net           Amount       Amortization        Net
                  -------------------------------------------------------------------------------------------
Trade Names          $  4,572        $ (4,111)       $    461       $  4,572        $ (4,019)       $    553
Technology              3,017          (2,971)             46          3,017          (2,925)             92
Customer Lists          2,258          (2,213)             45          2,258          (2,168)             90
Other                     418            (418)             --            418            (349)             69
Patents                 1,000          (1,000)             --          1,000          (1,000)             --
                  -------------------------------------------------------------------------------------------
                     $ 11,265        $(10,713)       $    552       $ 11,265        $(10,461)       $    804
                  ==========================================================================================


         Amortization expense for other intangibles totaled $252 and $229 for the three months ended March 31, 2004 and 2003, respectively. Aggregate amortization expense for intangible assets is estimated to be:


Nine Months Ending December 31, 2004          $ 369

Year Ending December 31, 2005                   183

NOTE 5 - STOCK-BASED COMPENSATION:

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

                                                                                    Three months ended March 31,
                                                                                     ------------------------
                                                                                        2004          2003
                                                                                     ---------      ---------
Net loss, as reported ..........................................................     $  (1,088)     $  (2,967)
Deduct: Stock-based employee compensation expense included in reported net loss             --             79

Add: Total stock-based employee compensation expense determined under fair value
based method for all awards ....................................................          (992)        (1,149)
                                                                                     ---------      ---------
Pro forma net loss .............................................................     $  (2,080)     $  (4,037)
                                                                                     =========      =========
Loss per share - basic, as reported ............................................     $   (0.01)     $   (0.05)
                                                                                     =========      =========
Loss per share - diluted, as reported ..........................................     $   (0.01)     $   (0.05)
                                                                                     =========      =========
Pro forma loss per share - basic ...............................................     $   (0.03)     $   (0.07)
                                                                                     =========      =========
Pro forma loss per share - diluted .............................................     $   (0.03)     $   (0.07)
                                                                                     =========      =========


         The pro forma results above are not intended to be indicative of or a projection of future results.

NOTE 6 - CONTINGENCIES:

         On December 23, 2003, the Company executed a settlement agreement with Eastern Computer Exchange, Inc. ("Eastern Computer") with respect to certain payment obligations pursuant to two equipment leases (the "Leases") by agreeing to pay Eastern Computer $350 upon closing the financing in exchange for a full release of the Company and its affiliates. Eastern Computer had filed suit against the Company on July 2, 2003, seeking monetary amounts of up to approximately $800 and dismissed the action without prejudice in October 2003 pending settlement discussions. As of March 31, 2004, the Company had fulfilled all its obligations under the settlement agreement with Eastern Computer.

         In December 2003, the Company executed a series of settlement agreements with various vendors that provided, upon their consummation, for their reduction of amounts owed by the Company to these vendors. Generally, the terms of the settlement agreements called for the Company to make fixed cash payments or the issuance of shares of the Company's common stock. The consummation of the settlement agreements was contingent upon the Company's complying with all of the terms of the individual agreements, certain of which are as follows:

      o Cash payments of approximately $300 to vendors with which the Company had established settlement agreements.

      o Establishment of a standby letter of credit in favor of Cingular, which resulted in restricted cash in the amount of $600.

      All such terms and conditions were satisfied and, as a result, the Company recorded approximately $1,621 in additional settlement gains during the three months ended March 31, 2004. In addition, approximately $451 of vendor liabilities were satisfied through the issuance of 775,000 shares of the Company's common stock.

NOTE 7 - FINANCING:

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

      o Authorized the Board of Directors to amend the Company's restated certificate of incorporation to increase the number of shares of common stock the Company is authorized to issue from 200,000,000 to 350,000,000 shares, resulting in an increase in the total number of authorized shares of capital stock from 204,351,943 to 354,351,943

      As a result, the Company issued a total of 96,820,797 shares of its common stock, comprised of the 89,900,000 shares referred to above and 6,920,797 shares upon the mandatory conversion of the Bridge Notes Payable and related accrued interest. Approximately 5,000,000 additional shares of Common Stock were issued to the offering placement agent in partial payment of their fees and approximately 3,000,000 additional shares of Common Stock were issued to the investors in the Company's private placement, for no additional consideration, related to registration statement filing requirements. The Company received net proceeds of approximately $12,000 after deducting the $714 cash payment made to the offering placement agent and deferred offering expenses such as professional fees. The Company utilized certain of the net proceeds to satisfy settlement agreements (see note 6).

      In connection with a bridge financing effected on December 19, 2003 which was part of a private placement of securities that was consummated in part on March 10, 2004, the Company issued to the investors in its private placement warrants convertible into 1,353,333 shares of the Company's Common Stock at an exercise price of $0.15 per share.

      Warrants for an aggregate of 763,933 unregistered shares of Common Stock were exercised between February 11, 2004 and February 18, 2004.

NOTE 8 - SUBSEQUENT EVENT:

      On May 6, 2004, the Company's Board of Directors approved the implementation of a one-for-10 reverse stock split, which is expected to be effective as of 5:00 p.m. on May 14, 2004, and the Company's Common Stock is expected to begin trading on a split-adjusted basis when trading opens on May 17, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

GoAmerica(R) is a wireless data communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired. We currently develop, market and support most of these services through Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica. Wynd Communications offers enhanced services known as WyndTell(R) and
WyndPower(TM), which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. WyndTell and WyndPower allow customers to send and receive email messages to and from any email service, provide for delivery and acknowledgements of sent messages that are read, send and receive TTY/TDD (text telephone or teletypewriter) messages, faxes, and text-to-speech messages, and access the Internet using such wireless computing devices as Research in Motion, or RIM, wireless handheld devices, certain Motorola paging devices and the T-Mobile Sidekick, Fido hiptop, and SunCom hiptop devices running on Danger Inc.'s hiptop platform. Additionally, GoAmerica continues to support customers who use our proprietary software technology called Go.Web(TM). Go.Web is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet on numerous wireless computing devices (RIM's, BlackBerry and interactive handheld devices; Microsoft Pocket PC-based personal digital assistants; Palm operating system-based handheld computing devices; and laptop computers). The Wynd Communications and Go.Web services transmit over most major wireless data networks in North America. Our revenues are derived principally from subscription to our value-added wireless data services, for which customers typically pay monthly recurring fees. We derive additional revenue from the sale of wireless communications devices and commissions from the acquisition of subscribers on behalf of various wireless network providers. We continue to engineer our technology to operate with new versions of wireless devices as they emerge.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2004 Compared to Three months ended March 31, 2003

         Subscriber revenue. Subscriber revenue decreased 26%, to $1.9 million for the three months ended March 31, 2004 from $2.5 million for the three months ended March 31, 2003. This decrease was primarily due to declines in higher ARPU full service offering subscribers as part of our effort to improve the payment profile of our subscriber base. Our subscriber base decreased to 70,303 subscribers at March 31, 2004 from 85,389 subscribers at March 31, 2003. Our ARPU decreased to $9.00 for the three months ended March 31, 2004 from $11.71 for the three months ended March 31, 2003. The decline in ARPU was due to the payment profile effort referenced above. We expect revenue and ARPU to remain relatively constant from our continued leveraging of strategic agreements for the sale of our Go.Web value added services and higher ARPU full-service offerings through Wynd.

         Equipment revenue. Equipment revenue decreased to $36,000 for the three months ended March 31, 2004 from $411,000 for the three months ended March 31, 2003. This decrease was primarily due to lower sales of mobile devices. We expect equipment revenue to increase slightly as we continue to provide devices to new subscribers of our Wynd services

         Other revenue. Other revenue decreased to $46,000 for the three months ended March 31, 2004 from $181,000 for the three months ended March 31, 2003. This decrease was primarily due to a decline in consulting services provided to third parties. We anticipate that consulting services will decrease as a result of our decision not to pursue certain consulting projects and consulting services to third parties during 2004.

         Cost of subscriber airtime. Cost of subscriber airtime increased 18%, to $868,000 for the three months ended March 31, 2004 from $737,000 for the three months ended March 31, 2003. This increase was primarily due to the recording of one-time reductions of accruals during the three months ended March 31, 2003 for certain subscriber-related costs recorded in prior periods. We expect the number of our subscribers to remain relatively constant to levels at March 31, 2004 as we continue to improve our subscriber profile, which we expect will result in comparable costs.

         Cost of network operations. Cost of network operations decreased to $293,000 for the three months ended March 31, 2004 from $712,000 for the three months ended March 31, 2003. This reduction reflects our recent consolidation of our Go.Web and WyndTell production systems into a single data center operated by a third party provider. We expect our cost of network operations to decline further as a result of our recent consolidation of our Go.Web and WyndTell production systems into a single data center operated by a third party provider.

         Cost of equipment revenue. Cost of equipment revenue decreased 91%, to $34,000 for the three months ended March 31, 2004 from $397,000 for the three months ended March 31, 2003. This decrease primarily was due to lower sales of mobile devices. In addition, during the first quarter of 2003 a non-cash inventory charge of $131,000 was recorded to value a portion of our remaining inventory at the lower of cost or market. We expect cost of equipment revenue to increase slightly as we continue to provide devices to new subscribers of our Wynd services.

         Sales and marketing. Sales and marketing expenses decreased 72%, to $169,000 for the three months ended March 31, 2004 from $600,000 for the three months ended March 31, 2003. This decrease primarily was due to decreased advertising and marketing activities, including advertising costs paid to third parties and a decrease in salaries and benefits for personnel performing sales and marketing activities. We expect sales and marketing expenses to increase as a percentage of sales as we introduce new products and services to the consumer marketplace.

         General and administrative. General and administrative expenses decreased 57%, to $1.5 million for the three months ended March 31, 2004 from $3.5 million for the three months ended March 31, 2003. This decrease primarily was due to decreased professional fees for infrastructure buildout and general corporate activities, decreased salaries and benefits for personnel performing business development and general corporate activities, amounts paid to third parties for professional services, a decrease in our bad debt expense and decreased facility costs. We expect general and administrative expenses to decline slightly as a result of our consolidation of business operations.

         Research and development. Research and development expense decreased to $191,000 for the three months ended March 31, 2004 from $515,000 for the three months ended March 31, 2003. This decrease primarily was due to a reduction in personnel performing research and development activities.

         Amortization of other intangibles. Amortization of other intangibles increased for the three months ended March 31, 2004 to $252,000 from $229,000 for the three months ended March 31, 2003. This increase primarily was due to our 2003 subscriber acquisition. We expect amortization of other intangibles to decrease slightly as a result of the previously mentioned subscriber acquisition being fully amortized.

         Gain on sale of subscribers. Gain on sale of subscribers resulted from our comprehensive strategic alliance whereby EarthLink purchased all of the Company's cellular digital packet data (CDPD) subscribers as well as certain of the Company's Cingular and Motient network subscribers. As a result of this agreement, we recorded a gain on the sale of subscribers of approximately $1.2 million during the three months ended March 31, 2003.

         Settlement gains. Settlement gains in the amount of approximately $1.6 million resulted from our consummation of certain settlement agreements entered into during 2003 with contingent provisions satisfied by the Company during the three months ended March 31, 2004.

         Interest  expense.   Interest  expense  primarily   resulted  from  the
amortization of debt discount and deferred debt expense which were incurred as a result of the December 2003 Bridge Note Financing.



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

         On December 19, 2003, we entered into definitive agreements with multiple investors providing for the investors to purchase shares of our Common Stock and warrants, for an aggregate purchase price of $14.5 million in a private placement offering (the "Financing"). As part of the Financing, on December 19, 2003, we received an approximately $1 million secured bridge loan from the investors. The notes issuable in connection with the bridge financing converted into Common Stock upon consummation of the Financing. The closing of the Financing occurred on March 10, 2004, immediately after our stockholders approved the issuance of the securities issuable pursuant to the Financing. The Company received net proceeds (after estimated expenses) from the Financing of approximately $13 million, including the amount loaned to the Company on December 19, 2003. Approximately $300,000 of the net proceeds were used to repay existing indebtedness, consisting of $120,000 to Verizon Wireless, $100,000 to Metricom and $80,000 to Motient. In addition, $600,000 of the net proceeds were used to support a letter of credit in favor of Cingular. Pursuant to the Financing, we issued 96,820,796 shares of Common Stock and issued warrants to purchase a total of 11,578,512 shares of Common Stock at an exercise price of $0.15 per share. As of March 31, 2004, we had $10.8 million in cash and cash equivalents (exclusive of $600,000 in restricted cash supporting a letter of credit) and working capital of $11.2 million.

         We have incurred significant operating losses since our inception and as of March 31, 2004 have an accumulated deficit of $265.5 million. During the three months ended March 31, 2004, we incurred a net loss of $1.1 million and used $2.1 million of cash to fund operating activities. Our 2004 operating plan includes further reductions in facility costs as a result of our successful renegotiation of long term lease obligations and consolidation of our business operations. This will be partially offset by increases in sales and marketing expenditures from levels incurred during 2003 as we introduce new products and services to the consumer marketplace. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

         Net cash used in operating activities amounted to $2.1 million for the three months ended March 31, 2004 principally reflecting our net loss and the reduction of accounts payable and accrued expenses occurring after the closing of the Financing described above.

         We used $481,000 in cash in investing activities during the three months ended March 31, 2004, which primarily resulted from an increase in restricted cash.

         Net cash provided by financing activities was $12.8 million for the three months ended March 31, 2004, which primarily resulted from closing the Financing described above.

         As of March 31, 2004, our principal commitments consisted of obligations outstanding under operating leases. As of March 31, 2004, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $28,000, of which approximately $19,000 is payable in the next twelve months.

         The following table summarizes GoAmerica's contractual obligations at March 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                           Less than 1   1-3       4-5      After
March 31, (In thousands)            Total     Year      Years     Years    5 Years
Contractual Obligations:
    Capital Lease Obligations       $  11     $  11     $  --     $  --     $  --
    Operating Lease                    28        19         9        --        --
       Obligation
                                    -----     -----     -----     -----     -----
    Total Contractual Cash          $  39     $  30     $   9     $  --     $  --
       Obligation
                                    =====     =====     =====     =====     =====

Other Commercial Commitments:
    Standby Letter of Credit        $ 600       $--     $ 600     $  --     $  --
                                    -----     -----     -----     -----     -----
    Total Commercial Commitment     $ 600       $--     $ 600     $  --     $  --
                                    =====     =====     =====     =====     =====


FORWARD LOOKING STATEMENTS

         The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended). Such forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our ability to successfully manage our strategic alliance with EarthLink; (iii) our dependence on EarthLink to provide billing, customer and technical support to certain of our subscribers; (iv) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (v) our dependence on wireless carrier networks; (vi) our ability to respond to increased competition in the wireless data industry; (vii) our ability to integrate acquired businesses and technologies; (viii) our ability to generate revenue growth; (ix) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (x) our ability to manage our remaining operations; and (xi) difficulties inherent in predicting the outcome of regulatory processes. Such risks and others are more fully described in the Risk Factors set forth in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2003. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that we have limited exposure to financial market risks, including changes in interest rates. At March 31, 2004, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $120,000 based on cash and cash equivalent balances at March 31, 2004. We currently hold no derivative instruments and do not earn foreign-source income.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

         As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in internal controls.

         There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

         On February 15, 2002, Eagle Truck Lines Inc. (a/k/a Air Eagle, Inc.) filed suit against GoAmerica, Inc. in the Superior Court of the State of California for the County of Los Angeles seeking payment of $590,000, plus other damages, expenses, interest and costs of suit. This action was removed to the United States District Court for the Central District of California and subsequently, pursuant to a motion brought by GoAmerica, transferred to the District of New Jersey where GoAmerica has moved to have it consolidated with the action described in the next paragraph. (This motion will be decided once a decision in the various motions to dismiss is rendered in the Flash action discussed below.) Air Eagle alleges that GoAmerica, as successor in interest to Flash Creative Management, Inc. ("Flash"), failed to perform its obligations under a consulting contract dated July 2, 1999 (the "Contract"), by and between Flash and Air Eagle. Air Eagle alleges that GoAmerica assumed the rights and liabilities under this Contract as a result of its purchase of substantially all of the assets of Flash in November 2000. On June 3, 2002, GoAmerica filed an amended answer and counterclaim, denying the allegations of the complaint and seeking payment from Air Eagle of an amount not less than $589,993, plus expenses, interest and costs of suit based on Air Eagle's failure to pay for services rendered by Flash and GoAmerica under the Contract. The Company intends to defend this action and pursue its counterclaim vigorously.

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

         In September 2003, Michael Marts, an individual residing in California, sued Boundless Depot, Scott Johnson and Robert Rademacher (collectively, the "Boundless Depot Defendants"), among others, with respect to claims for breach of contract by some or all of the Boundless Depot Defendants. Wynd Communications was named as a co-defendant in the action as the successor-in-interest to the Deafwireless assets that Wynd and the Company acquired as of March 1, 2003 from the Boundless Depot Defendants pursuant to an asset purchase agreement dated as of February 8, 2003. All of the claims, aggregating approximately $433,000, arose prior to execution of the asset purchase agreement, with more than half of the damages claimed arising prior to 2003. Wynd and the Company intend to defend themselves vigorously as well as to seek to be dismissed from the action and to enforce indemnification obligations of the Boundless Depot Defendants pursuant to the asset purchase agreement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Changes in Securities

During the first quarter of 2004, the Company issued securities as follows:

(a) On December 19, 2003, we entered into definitive agreements with multiple investors providing for the investors to purchase shares of our Common Stock and warrants, for an aggregate purchase price of $14.5 million in a private placement offering referred to herein as the Financing. As part of the Financing, on December 19, 2003, we received an approximately $1 million secured bridge loan from the investors. The closing of the Financing occurred on March 10, 2004, immediately after our stockholders approved the issuance of the securities issuable pursuant to the Financing. The Company received net proceeds (after estimated expenses) from the Financing of approximately $13 million, including the amount loaned to the Company on December 19, 2003. Pursuant to the Financing, we issued 96,820,796 shares of Common Stock (including 6,920,797 shares issued upon conversion of convertible notes described below) and issued warrants to purchase a total of 11,578,512 shares of Common Stock at an exercise price of $0.15 per share.

(b) Warrants issued in the Financing covering an aggregate of 763,933 unregistered shares of Common Stock were exercised between February 11, 2004 and February 18, 2004 (all of which shares were registered as described in subsection (c) below). See Note 7 of the Notes to the Company's Consolidated Financial Statements.

(c) Convertible notes equal to $1,015,000 aggregate principal amount were issued by the Company as part of the above-mentioned bridge financing on December 19, 2003; such notes were convertible into shares of the Company's Common Stock at a rate of $0.15 per share (for a total of 6,920,797 shares) and were fully converted on March 10, 2004. See Note 7 of the Notes to the Company's Consolidated Financial Statements.

(d) On March 10, 2004, the Company filed a Registration Statement on Form S-3 covering a total of 117,774,503 shares of the Company's Common Stock issued or issuable in connection with the Financing. On March 22, 2004, the Securities and Exchange Commission declared the Registration Statement effective.

The proceeds of the bridge financing and private placement described above were used to obtain funds needed to support the Company's current business plan and to continue its operations. Approximately $1,824,000 of the proceeds were used to pay certain creditors, the cash portion of the placement agent's fee, professional expenses, registration and listing fees, and $600,000 was used to support a letter of credit. The Financing was structured as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Investors were limited to accredited investors who made appropriate investment representations to the Company. Pending transfer pursuant to the above-mentioned Registration Statement, the securities issued in the Financing were legended to reflect applicable restrictions on transfer.

Use of Proceeds

         On April 6, 2000, the Commission declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the Commission in connection with our initial public offering of Common Stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect, now CSFBdirect. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 10,000,000 shares of our Common Stock, for a gross aggregate offering price of $160 million. We incurred underwriting discounts and commissions of approximately $11.2 million. In connection with such offering, we incurred total expenses of approximately $2.6 million. As of March 31, 2004, the remaining $146.2 million of the net proceeds have been specifically applied as follows: (i) $5.1 million for the acquisition of other businesses; (ii) $38.2 million for sales and marketing expenses; (iii) $10.9 million for the purchase of capital assets; and (iv) $92.0 million for working capital needs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS.

         A Special Meeting of Stockholders of GoAmerica, Inc. (the "Company") was held on March 10, 2004. The following matters were voted upon at the meeting: (1) a proposal to approve, for purposes of NASD Marketplace Rules 4350(i)(1)(B) and 4350(i)(1)(D)(ii), the issuance of shares of the Company's Common Stock, which may be deemed to result in a change of control under applicable NASD rules; (2) a proposal to authorize the Company's Board of Directors to amend the Company's restated certificate of incorporation to effect a reverse stock split at one of five different ratios, if required to maintain the Company's listing on the Nasdaq SmallCap Market; and (3) a proposal to authorize the Company's Board of Directors to amend the Company's restated certificate of incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 to 350,000,000 shares, which will result in an increase in the total number of authorized shares of capital stock from 204,351,943 to 354,351,943 (including 4,351,943 of authorized preferred shares).

         There were present at the Special Meeting, in person or by proxy, stockholders holding an aggregate of 47,679,905 shares of Common Stock out of a total number of 55,696,868 shares of Common Stock issued and outstanding and entitled to vote at the Special Meeting. The results of the vote taken at such Special Meeting with respect to the three proposals presented were as follows:

The votes cast for, against or abstaining from the approval of the Financing:

     FOR                       WITHHELD                  ABSTENTIONS
     ---                       --------                  -----------
  14,001,527                  1,175,151                   166,444

The votes cast for, against or abstaining from the approval of the reverse stock split:

     FOR                       WITHHELD                  ABSTENTIONS
     ---                       --------                  -----------
  45,606,690                  1,958,971                   114,244

The votes cast for, against or abstaining from the approval of the amendment of the Company's certificate of incorporation to increase the number of authorized shares of capital stock:

     FOR                       WITHHELD                  ABSTENTIONS
     ---                       --------                  -----------
  45,671,614                  1,794,322                   213,969


ITEM 5. OTHER INFORMATION.

On August 27, 2003, the Company received a letter from the Nasdaq Stock Market ("Nasdaq") Staff stating that the Company's Common Stock was scheduled to be delisted from the Nasdaq Smallcap Market due to the Common Stock's non-compliance with the $1 minimum bid price per share requirement as set forth in Nasdaq Marketplace Rule 4310 (C) (4). The Company appealed the Nasdaq Staff Determination and subsequently the Nasdaq Listings Qualifications Panel granted the Company a series of temporary exceptions, until May 31, 2004, to regain compliance with the minimum price requirement since the Company continued to meet all of the other listing requirements. To that end, the Company's Board of Directors received authorization from a majority of the Company's stockholders at a Special Meeting of Stockholders held on March 10, 2004 (see Item 4 above) to effect a reverse stock split at one of five approved ratios if necessary to maintain the Company's listing on The Nasdaq SmallCap Market. On May 6, 2004, the Company's Board of Directors approved the implementation of a one-for-10 reverse stock split, which is expected to be effective as of 5:00 p.m. on May 14, 2004, and the Company's Common Stock will begin trading on a split-adjusted basis when trading opens on May 17, 2004.

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

(b) During the quarter ended March 31, 2004, the registrant filed two Reports on Form 8-K with the Commission (excluding reports submitted but not deemed "filed" pursuant to Item 12 of the SEC's rules regarding the filing of current reports):

         On January 13, 2004, the Company filed a Current Report on Form 8-K regarding the issuance of a press release as to the Company's receipt of notice from Nasdaq that the Company's temporary exception to compliance with Nasdaq's $1 per share minimum bid price rule was extended through May 31, 2004 (Item 5).

         On March 12, 2004, the Company filed a Current Report on Form 8-K regarding the completion of the Company's approximately $14.5 million equity financing, the stockholder authorizations received by the Company at its Special Stockholder Meeting on March 10, 2004, and the appointment of a new Chief Financial Officer (Item 5).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GOAMERICA, INC.





DATE:      May 12, 2004                 By: /S/ DANIEL R. LUIS
                                            -----------------------------------
                                            Daniel R. Luis
                                            Chief Executive Officer
                                            (Principal Executive Officer)


DATE:      May 12, 2004                 By: /S/ DONALD G. BARNHART
                                            -----------------------------------
                                            Donald G. Barnhart
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)