Form 10-Q
period 2004-06-30
GOAMERICA INC
filed 2004-08-12
CIK 1101268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2004
                           Commission File No. 0-29359

                                 GoAmerica, Inc.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                  22-3693371
---------------------------------           ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

433 Hackensack Avenue, Hackensack, New Jersey                             07601
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (201) 996-1717
                       ----------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes:   X                             No:
                         ---                                ---
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                   Yes:                                No:   X
                         ---                                ---

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2004:

                Class                                         Number of Shares
                -----                                         ----------------

       Common Stock, $.01 par value                              16,317,245

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.       FINANCIAL INFORMATION...........................................................................  1
         Item 1.    Financial Statements (unaudited)..........................................................  1
                Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003...............  2
                Condensed  Consolidated  Statements of Operations for the Three and Six Months Ended June
                     30, 2004 and 2003........................................................................  3
                Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004
                     and 2003.................................................................................  4
                Notes to Condensed Consolidated Financial Statements..........................................  5
         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ....  9
                General................................................................................... ...  9
                Critical Accounting Policies and Estimates................................................ ...  9
                Results of Operations..................................................................... ...  9
                Liquidity and Capital Resources........................................................... ...  13
         Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................  15
         Item 4.        Controls and Procedures...............................................................  15
PART II.      OTHER INFORMATION...............................................................................  16
         Item 1.    Legal Proceedings.........................................................................  16
         Item 2.    Changes in Securities, Use of Proceeds and Issuers' Purchases of Equity Securities........  16
         Item 3.    Defaults upon Senior Securities...........................................................  17
         Item 4.    Submission of Matters to a Vote of Security Holders.......................................  17
         Item 5.    Other Information.........................................................................  18
         Item 6.    Exhibits and Reports on Form 8-K..........................................................  18
SIGNATURES ...................................................................................................  19

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     2004             2003
                                                                              --------------------------------
                                                                                 (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ...........................................      $   9,099          $     568
     Accounts receivable, net ............................................          1,764              1,737
     Other receivables ...................................................             --                534
     Merchandise inventories, net ........................................            209                213
     Prepaid expenses and other current assets ...........................            550                115
                                                                                ---------          ---------
Total current assets .....................................................         11,622              3,167

Restricted cash ..........................................................            600                 --
Property, equipment and leasehold improvements, net .................               1,110              1,606
Goodwill, net .......................................................               6,000              6,000
Trade names and other intangible assets, net ........................                 369                804
Deferred debt and other financing expense, net ......................                  --              1,091
Other assets ........................................................                  95                297
                                                                                ---------          ---------
                                                                                $  19,796          $  12,965
                                                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................................      $     397          $   1,472
     Accrued expenses ....................................................            634              3,040
     Bridge note payable, net ............................................             --                625
     Deferred revenue ....................................................            414                673
     Other current liabilities ...........................................              8                 13
                                                                                ---------          ---------
Total current liabilities ................................................          1,453              5,823

Commitments and contingencies

Stockholders' equity:
     Common stock,  $.01 par value, authorized: 200,000,000 shares in
     2004 and 2003, respectively; issued: 16,502,245 in 2004 and 5,478,862
     in 2003 ............................................................             165                 55
     Additional paid-in capital ..........................................        285,268            271,518
     Accumulated deficit .................................................       (266,910)          (264,431)
     Treasury stock, at cost, 185,000 shares in 2004 and none in 2003 ....           (180)                --
                                                                                ---------          ---------
Total stockholders' equity ...............................................         18,343              7,142
                                                                                ---------          ---------
                                                                                $  19,796          $  12,965
                                                                                =========          =========

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                   ------------------------------------------------------------------
                                                        2004              2003             2004            2003
                                                   ------------------------------------------------------------------
 REVENUES:
      Subscriber................................   $       1,523      $      2,932      $     3,389      $     5,443
      Equipment.................................              70               240              106              651
      Other.....................................               4               159               50              340
                                                   -------------      ------------      -----------      -----------
                                                           1,597             3,331            3,545            6,434
 COSTS AND EXPENSES:
      Cost of subscriber airtime, net...........             739               463            1,607            1,200
      Cost of network operations................             155               584              448            1,296
      Cost of equipment revenue.................              80               486              114              883
      Sales and marketing,  net.................             209               437              378            1,037
      General and administrative................           1,325             2,238            2,830            5,701
      Research and development..................             117               381              308              896
      Depreciation and amortization.............             216               622              496            1,207
      Amortization of other intangibles.........             183               322              435              551
      Impairment of goodwill....................              --               193               --              193
      Impairment of long-lived assets...........              --             1,052               --            1,052
                                                   -------------      ------------      -----------      -----------
                                                           3,024             6,778            6,616           14,016
                                                   -------------      ------------      -----------      -----------
 Loss from operations...........................          (1,427)           (3,447)          (3,071)          (7,582)

 OTHER INCOME (EXPENSE):
 Gain on sale of subscribers....................              --               565               --            1,745
 Settlement gains, net..........................              --                --            1,621               --
 Interest income (expense), net.................              36                 3           (1,029)              (9)
                                                   -------------      ------------      ------------     ------------
 Total other income.............................              36               568              592            1,736
                                                   -------------      ------------      -----------      -----------
 Net loss.......................................   $      (1,391)     $     (2,879)     $    (2,479)     $    (5,846)
                                                   =============      ============      ===========      ===========

 Basic net loss per share.......................   $       (0.08)     $      (0.53)     $     (0.20)     $     (1.08)
                                                   ==============     =============     ============     ============
 Diluted net loss per share.....................   $       (0.08)     $      (0.53)     $     (0.20)     $     (1.08)
                                                   ==============     =============     ===========      ===========
 Weighted average shares used in computation of
    basic net loss per share....................      16,450,170         5,411,917       12,209,751        5,409,459
 Weighted average shares used in computation of
    diluted net loss per share..................      16,450,170         5,411,917       12,209,751        5,409,459


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------------
                                                                               2004               2003
                                                                          ---------------------------------
 OPERATING ACTIVITIES
 Net loss.............................................................    $    (2,479)         $    (5,846)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization of fixed assets......................            496                1,207
   Amortization of other intangible assets............................            435                  551
   Impairment of goodwill.............................................             --                  193
   Impairment of long-lived assets....................................             --                1,052
   Amortization of deferred financing costs...........................            624                   --
   Amortization of discount on bridge note payable....................            390                   --
   Provision for losses (recoveries) on accounts receivable...........             --                  (20)
   Common stock issued for interest expense...........................             19                   --
   Settlement gains, net..............................................         (1,621)                  --
   Accrued loss on sublease...........................................             --                  551
   Gain on sale of subscribers........................................             --               (1,745)
   Non-cash employee compensation.....................................             --                  158
   Non-cash rent expense..............................................             --                    5
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable.......................            (27)               3,759
     Decrease in other receivables....................................            534                   --
     Decrease in merchandise inventories..............................              4                  725
     (Increase) decrease in prepaid expenses and other current assets.           (435)                  90
     Decrease in accounts payable.....................................         (1,075)              (1,545)
     Decrease in accrued expenses and other liabilities...............           (334)              (3,123)
     Decrease in deferred revenue.....................................           (259)              (1,552)
                                                                          ------------         ------------
 Net cash used in operating activities................................         (3,728)              (5,540)

 INVESTING ACTIVITIES
 Change in other assets and restricted cash...........................           (398)                 619
 Purchase of property, equipment and leasehold improvements...........             --                  (54)
 Proceeds from sale of subscribers....................................             --                1,745
 Acquisition of subscribers...........................................             --                 (236)
                                                                          -----------          ------------
 Net cash (used in)  provided by investing activities.................           (398)               2,074

 FINANCING ACTIVITIES
 Issuance of common stock, net of related expenses....................         12,770                   --
 Issuance of common stock for exercise of stock options and warrants..            211                   54
 Purchase of treasury stock...........................................           (180)                  --
 Increase in deferred financing costs.................................           (139)                  --
 Payments made on capital lease obligations...........................             (5)                 (45)
                                                                          -----------          -----------
 Net cash provided by financing activities............................         12,657                    9
                                                                          -----------          -----------

 Net increase (decrease) in cash and cash equivalents.................          8,531               (3,457)
 Cash and cash equivalents at beginning of period.....................            568                4,982
                                                                          -----------          -----------
 Cash and cash equivalents at end of period...........................    $     9,099          $     1,525
                                                                          ===========          ===========

 NON-CASH FINANCING ACTIVITIES:

 Common stock issued in connection with conversion of bridge note.....    $     1,015          $        --
 Common stock issued in connection with vendor settlements............    $       451          $        --
 Application of deferred financing costs against proceeds from the        $      (606)         $        --
    sale of stock.....................................................



Supplemental Disclosure of Non-Cash Investing Activities:

During 2003, the Company acquired through its subsidiary, Wynd Communications Corporation, subscribers from Boundless Depot LLC. The purchase price was approximately $418 (of which $236 was paid as of June 30, 2003).


   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of June 30, 2004 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2004 and 2003. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (as amended) for the year ended December 31, 2003.

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

      The Company has incurred significant operating losses since its inception and, as of June 30, 2004, has an accumulated deficit of $266,910. During the six months ended June 30, 2004, the Company incurred a net loss of $2,479 and used $3,728 of cash to fund operating activities. As of June 30, 2004 the Company had $9,099 in cash and cash equivalents.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

      A one - for - ten reverse stock split was effected during May 2004. The Company retained the current par value of $.01 per share for all shares of its common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company's common stock have been restated to reflect the effect of the reverse stock split for all periods presented. Stockholders' equity reflects the reverse stock split by reclassifying from "Common stock" to "Additional paid in capital" an amount equal to the par value of the reduced shares arising from the reverse split.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

 Recent Accounting Pronouncements

         In January 2003, the FASB issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either
(i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ended after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The Company was required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003; the interpretation applies immediately. The Company does not have any arrangements with variable interest entities that will require consolidation of their financial information in the Company's financial statements.

NOTE 3 - EARNINGS PER SHARE:

      The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

      Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the six months ended June 30, 2004 and 2003, 1,939,573 and 1,450,011 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share.

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


         The  following   table   summarizes   other   intangibles   subject  to
amortization at the dates indicated:

                                       June 30, 2004                                       December 31, 2003
                          Gross                                                Gross
                        Carrying           Accumulated                       Carrying          Accumulated
                          Amount           Amortization         Net           Amount           Amortization         Net
                   --------------------------------------------------------------------------------------------------------
 Trade Names           $  4,572             $ (4,203)         $   369        $  4,572           $ (4,019)          $  553
 Technology               3,017               (3,017)              --           3,017             (2,925)              92
 Customer Lists           2,258               (2,258)              --           2,258             (2,168)              90
 Other                      418                 (418)              --             418               (349)              69
 Patents                  1,000               (1,000)              --           1,000             (1,000)              --
                   --------------------------------------------------------------------------------------------------------
                       $ 11,265             $(10,896)         $   369        $ 11,265           $(10,461)          $  804
                   ========================================================================================================

         Amortization expense for other intangibles totaled $435 and $551 for the six months ended June 30, 2004 and 2003, respectively. Future aggregate amortization expense for intangible assets is estimated to be:

Six Months Ending December 31, 2004          $ 186

Year Ending December 31, 2005                  183

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

                                                             Three months ended June 30,      Six months ended June 30,
                                                             ---------------------------     --------------------------

                                                                2004            2003             2004            2003
                                                             ----------     ------------     ----------     -----------
Net loss, as reported ..................................      $ (1,391)      $   (2,879)      $ (2,479)      $  (5,846)
Deduct: Stock-based employee compensation expense
included in reported net loss ..........................            --               79             --             158

Add: Total stock-based employee compensation
expense determined under fair value based method
for all awards .........................................          (992)          (1,149)        (1,984)         (2,298)
                                                              --------       ----------       --------       ---------
Pro forma net loss .....................................      $ (2,383)      $   (3,949)      $ (4,463)      $  (7,986)
                                                              ========       ==========       ========       =========
Loss per share - basic, as reported ....................      $  (0.08)      $    (0.53)      $  (0.20)      $   (1.08)
                                                              ========       ==========       ========       =========
Loss per share - diluted, as reported ..................      $  (0.08)      $    (0.53)      $  (0.20)      $   (1.08)
                                                              ========       ==========       ========       =========
Pro forma loss per share - basic .......................      $  (0.14)      $    (0.73)      $  (0.37)      $   (1.48)
                                                              ========       ==========       ========       =========
Pro forma loss per share - diluted .....................      $  (0.14)      $    (0.73)      $  (0.37)      $   (1.48)
                                                              ========       ==========       ========       =========


         The pro forma results above are not intended to be indicative of or a projection of future results.

NOTE 6 - CONTINGENCIES:

         On December 23, 2003, the Company executed a settlement agreement with Eastern Computer Exchange, Inc. ("Eastern Computer") with respect to certain payment obligations pursuant to two equipment leases (the "Leases") by agreeing to pay Eastern Computer $350 upon closing the financing (see note 7) in exchange for a full release of the Company and its affiliates from a previously filed lawsuit. As of March 31, 2004, the Company had fulfilled all its obligations under the settlement agreement with Eastern Computer.

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

           All such terms and conditions were satisfied and, as a result, the Company recorded approximately $1,621 in additional settlement gains during the three months ended March 31, 2004. In addition, approximately $451 of vendor liabilities were satisfied through the issuance of 77,500 shares of the Company's common stock.

         On August 1, 2004, the Company entered into a new lease agreement for its principal offices located at 433 Hackensack Avenue in Hackensack, New Jersey, consisting of approximately 11,000 square feet with a term of 3 years.

NOTE 7 - FINANCING:

         On March 10, 2004, the Company's stockholders at a special meeting of the stockholders approved the following:

            o Approved the issuance of 8,990,000 shares of the Company's common stock in exchange for cash consideration of $13,485.

            o Authorized the Board of Directors to amend the Company's restated certificate of incorporation to effect a reverse stock split at one of five different ratios.

            o Authorized the Board of Directors to amend the Company's restated certificate of incorporation to increase the number of shares of common stock the Company is authorized to issue from 200,000,000 to 350,000,000 shares, resulting in an increase in the total number of authorized shares of capital stock from 204,351,943 to 354,351,943. Such action has not been taken as of June 30, 2004.

         As a result, the Company issued a total of 9,682,080 shares of its common stock, comprised of the 8,990,000 shares referred to above and 692,080 shares upon the mandatory conversion of the Bridge Notes Payable and related accrued interest. The Company received net proceeds of approximately $12,770. The Company utilized certain of the net proceeds to satisfy settlement agreements (see note 6).

         In connection with a bridge financing effected on December 19, 2003 which was part of a private placement of securities that was consummated in part on March 10, 2004, the Company issued to the investors in its private placement warrants convertible into 135,333 shares of the Company's Common Stock at an exercise price of $1.50 per share. Warrants for an aggregate of 76,393 unregistered shares of Common Stock were exercised between February 11, 2004 and February 18, 2004.

 NOTE 8 - STOCKHOLDERS' EQUITY:

      On August 27, 2003, the Company received a letter from the Nasdaq Stock Market ("Nasdaq") Staff stating that the Company's Common Stock was scheduled to be delisted from the Nasdaq Smallcap Market due to the Common Stock's non-compliance with the $1 minimum bid price per share requirement as set forth in Nasdaq Marketplace Rule 4310 (C) (4). The Company appealed the Nasdaq Staff Determination and subsequently the Nasdaq Listings Qualifications Panel granted the Company a series of temporary exceptions, until May 31, 2004, to regain compliance with the minimum price requirement since the Company continued to meet all of the other listing requirements. On May 14, 2004, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of one-for-ten that had been previously authorized by the Company's stockholders at a Special Meeting of Stockholders on March 10, 2004. The closing bid price per share of the Company's Common Stock did not close at or above $1 during the entire compliance period and on June 3, 2004, the Nasdaq Staff sent a letter to the Company stating that the Company's Common Stock was scheduled to be delisted from the Nasdaq Smallcap Market due to the Common Stock's non-compliance with the $1 minimum bid price per share requirement as set forth in Nasdaq Marketplace Rule 4310 (C) (4). The Company appealed the Nasdaq Staff Determination because it meets all other listing requirements and is awaiting a ruling from the Nasdaq Listing Qualifications Panel.

         On May 20, 2004, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its Common Stock pursuant to a new stock buyback program. As of June 30, 2004, the Company had repurchased an aggregate of 185,000 shares of its Common Stock at an average price of $0.977. All purchases under the program have been made in the open market at the Company's discretion.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the three and six months ended June 30, 2004 and 2003, the percentage relationship to net sales of certain items included in the Company's unaudited consolidated statements of operations.

                                                        THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                            ---------------------------------------------------------------------------------------
                                                        2004                  2003                  2004                 2003
                                            ---------------------------------------------------------------------------------------
                                                 $           %          $          %         $          %         $            %
REVENUES:
      Subscriber .......................... $  1,523        95.4    $  2,932      88.0   $  3,389      95.6    $  5,443        84.6
      Equipment ...........................       70         4.4         240       7.2        106       3.0         651        10.1
      Other ...............................        4         0.2         159       4.8         50       1.4         340         5.3
                                            --------    --------    --------  --------   --------  --------    --------    --------
                                               1,597       100.0       3,331     100.0      3,545     100.0       6,434       100.0
COSTS AND EXPENSES:
       Cost of subscriber airtime, net ....       739        46.3         463      13.9      1,607      45.3      1,200        18.7
       Cost of network operations .........       155         9.7         584      17.5        448      12.6      1,296        20.1
       Cost of equipment revenue ..........        80         5.0         486      14.6        114       3.2        883        13.7
       Sales and marketing,  net ..........       209        13.1         437      13.1        378      10.7      1,037        16.1
       General and administrative .........     1,325        83.0       2,238      67.2      2,830      79.8      5,701        88.6
       Research and development ...........       117         7.3         381      11.4        308       8.7        896        13.9
       Depreciation and amortization ......       216        13.5         622      18.7        496      14.0      1,207        18.8
       Amortization of other intangibles ..       183        11.5         322       9.7        435      12.3        551         8.6
       Impairment of goodwill .............        --          --         193       5.8         --        --        193         3.0
       Impairment of long-lived assets ....        --          --       1,052      31.6         --        --      1,052        16.4
                                             --------    --------    --------  --------   --------  --------   --------    --------
                                                3,024       189.4       6,778     203.5      6,616     186.6     14,016       217.9
                                             --------    --------    --------  --------   --------  --------   --------    --------
Loss from operations                           (1,427)      (89.4)     (3,447)   (103.5)    (3,071)    (86.6)    (7,582)     (117.9)

OTHER INCOME (EXPENSE):
Gain on sale of subscribers ...............        --          --         565      17.0         --        --      1,745        27.1
Settlement gains, net .....................        --          --          --        --      1,621      45.7         --          --
Interest income (expense), net ............        36         2.3           3       0.1     (1,029)    (29.0)        (9)       (0.1)
                                             --------    --------    --------  --------   --------  --------   --------    --------

Total other income ........................        36         2.3         568      17.1        592      16.7      1,736        27.0
                                             --------    --------    --------  --------   --------  --------   --------    --------

Net loss ..................................  $ (1,391)      (87.1)   $ (2,879)    (86.4)  $ (2,479)    (69.9)  $ (5,846)      (90.9)
                                             ========    ========    ========  ========   ========  ========   ========    ========

                  The  following   table  sets  forth  the  period  over  period
percentage increases or decreases of certain items included in the Company's unaudited consolidated statements of operations.


                                                       THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------------------------------------------------------
                                                                            CHANGE                                      CHANGE
                                                 -----------------------------------------------------------------------------------
                                                   2004      2003       $           %        2004      2003          $          %
REVENUES:
          Subscriber ........................... $ 1,523   $ 2,932   $(1,409)     (48.1)   $  3,389   $  5,443    $(2,054)    (37.7)
          Equipment ............................      70       240      (170)     (70.1)        106        651       (545)    (83.7)
          Other ................................       4       159      (155)     (97.5)         50        340       (290)    (85.3)
                                                 -------   -------   -------     ------    --------   --------    -------   -------
                                                   1,597     3,331    (1,734)     (52.1)      3,545      6,434     (2,889)    (44.9)
COSTS AND EXPENSES:
          Cost of subscriber airtime, net ......     739       463       276       59.6       1,607      1,200        407      33.9
          Cost of network operations ...........     155       584      (429)     (73.5)        448      1,296       (848)    (65.4)
          Cost of equipment revenue ............      80       486      (406)     (83.5)        114        883       (739)    (83.7)
          Sales and marketing,  net ............     209       437      (228)     (52.2)        378      1,037       (659)    (63.5)
          General and administrative ...........   1,325     2,238      (913)     (40.8)      2,830      5,701     (2,871)    (50.4)
          Research and development .............     117       381      (264)     (69.3)        308        896       (588)    (65.6)
          Depreciation and amortization ........     216       622      (406)     (65.3)        496      1,207       (711)    (58.9)
          Amortization of other intangibles ....     183       322      (139)     (43.2)        435        551       (115)    (20.9)
          Impairment of goodwill ...............      --       193      (193)    (100.0)         --        193       (193)   (100.0)
          Impairment of long-lived assets ......      --     1,052    (1,052)    (100.0)         --      1,052     (1,052)   (100.0)
                                                 -------   -------   -------     ------    --------   --------    -------   -------
                                                   3,024     6,778    (3,754)     (55.4)      6,616     14,016     (7,400)    (52.8)
                                                 -------   -------   -------     ------    --------   --------    -------   -------
Loss from operations ...........................  (1,427)   (3,447)    2,020       58.6      (3,071)    (7,582)     4,511      59.5

OTHER INCOME (EXPENSE):
Gain on sale of subscribers ....................      --       565      (565)    (100.0)         --      1,745     (1,745)   (100.0)
Settlement gains, net...........................      --        --        --         --       1,621         --      1,621        --
Interest income (expense), net .................      36         3        33     1100.0      (1,029)        (9)    (1,020) (11333.3)
                                                 -------   -------   -------     ------    --------   --------    -------   -------

Total other income .............................      36       568      (522)     (91.9)        592      1,736     (1,144)    (65.9)
                                                 -------   -------   -------     ------    --------   --------    -------   -------

Net loss ....................................... $(1,391)  $(2,879)  $ 1,488       51.7    $ (2,479)  $ (5,846)   $ 3,367      57.6
                                                 =======   =======   =======     ======    ========   ========    =======   =======

Three months ended June 30, 2004 Compared to Three months ended June 30, 2003

         Subscriber revenue. Subscriber revenue decreased 48%, to $1.5 million for the three months ended June 30, 2004 from $2.9 million for the three months ended June 30, 2003. This decrease was primarily due to declines in higher average monthly revenue per user, or ARPU full service offering subscribers as part of our effort to improve the payment profile of our subscriber base. Our subscriber base decreased to 64,332 subscribers at June 30, 2004 from 85,018 subscribers at June 30, 2003. Our ARPU decreased to $7.91 for the three months ended June 30, 2004 from $12.26 for the three months ended June 30, 2003. The decline in ARPU was due to the payment profile effort referenced above. We expect revenue and ARPU to remain relatively constant from our continued leveraging of strategic agreements for the sale of our Go.Web value added services and higher ARPU full-service offerings through Wynd.

         Equipment revenue. Equipment revenue decreased to $70,000 for the three months ended June 30, 2004 from $240,000 for the three months ended June 30, 2003. This decrease was primarily due to lower sales of mobile devices. We expect equipment revenue to increase slightly as we continue to provide devices to new subscribers of our Wynd services.

         Other revenue. Other revenue decreased to $4,000 for the three months ended June 30, 2004 from $159,000 for the three months ended June 30, 2003. This decrease was primarily due to our decision not to pursue certain consulting projects and consulting services to third parties during 2004.

         Cost of subscriber airtime. Cost of subscriber airtime increased 60%, to $739,000 for the three months ended June 30, 2004 from $463,000 for the three months ended June 30, 2003. This increase was primarily due to the recording of one-time reductions of accruals during the three months ended June 30, 2003 for certain subscriber-related costs recorded in prior periods. We expect the number of our subscribers to remain relatively constant to levels at June 30, 2004 as we continue to improve our subscriber profile, which we expect will result in comparable costs.

         Cost of network operations. Cost of network operations decreased to $155,000 for the three months ended June 30, 2004 from $584,000 for the three months ended June 30, 2003. This reduction reflects our recent consolidation of our Go.Web and WyndTell production systems into a single data center operated by a third party provider.

         Cost of equipment revenue. Cost of equipment revenue decreased 84%, to $80,000 for the three months ended June 30, 2004 from $486,000 for the three months ended June 30, 2003. This decrease primarily was due to lower sales of mobile devices. In addition, during the second quarter of 2003 a non-cash inventory charge of $200,000 was recorded to value a portion of our remaining inventory at the lower of cost or market. We expect cost of equipment revenue to increase slightly as we continue to provide devices to new subscribers of our Wynd services.

         Sales and marketing. Sales and marketing expenses decreased 52%, to $209,000 for the three months ended June 30, 2004 from $437,000 for the three months ended June 30, 2003. This decrease primarily was due to decreased advertising and marketing activities, including advertising costs paid to third parties and a decrease in salaries and benefits for personnel performing sales and marketing activities. We expect sales and marketing expenses to increase as a percentage of sales as we introduce new products and services to the consumer marketplace.

         General and administrative. General and administrative expenses decreased 41%, to $1.3 million for the three months ended June 30, 2004 from $2.2 million for the three months ended June 30, 2003. This decrease primarily was due to decreased professional fees for infrastructure buildout and general corporate activities, decreased salaries and benefits for personnel performing business development and general corporate activities, amounts paid to third parties for professional services, a decrease in our bad debt expense and decreased facility costs. We expect general and administrative expenses to decline slightly as a result of our consolidation of business operations.

         Research and development. Research and development expense decreased to $117,000 for the three months ended June 30, 2004 from $381,000 for the three months ended June 30, 2003. This decrease primarily was due to a reduction in personnel performing research and development activities.

      Amortization of other intangibles. Amortization of other intangibles decreased to $183,000 for the three months ended June 30, 2004 from $322,000 for the three months ended June 30, 2003.

         Impairment of long-lived assets. During the second quarter of 2003, we identified certain indicators of impairment including recent changes in the Company's 2003 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses which required that we evaluate the appropriateness of the carrying value of our long-lived assets, principally goodwill recorded upon the acquisition of OutBack Resource Group, Inc., ("Outback"). A write-down of goodwill totaling $193,000 was recorded during the second quarter of 2003, reflecting the amount by which the carrying amount of the respective reporting unit exceeded its respective fair value. In addition, as a result of our recent strategic alliance with EarthLink, we evaluated the carrying value of certain software and equipment, which were idled, upon our most recent transition of certain activities to EarthLink. As a result of this evaluation, during the second quarter of 2003, we wrote-off specific assets with a carrying value of $1.1 million.

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

         Interest income. Interest income increased to $36,000 for the three months ended June 30, 2004 from $3,000 for the three months ended June 30, 2003.

Six months ended June 30, 2004 Compared to Six months ended June 30, 2003

         Subscriber revenue. Subscriber revenue decreased 38%, to $3.4 million for the six months ended June 30, 2004 from $5.4 million for the six months ended June 30, 2003. This decrease was primarily due to declines in higher ARPU full service offering subscribers as part of our effort to improve the payment profile of our subscriber base. Our subscriber base decreased to 64,332 subscribers at June 30, 2004 from 85,018 subscribers at June 30, 2003. Our ARPU decreased to $8.55 for the six months ended June 30 2004 from $15.17 for the six months ended June 30, 2003. The decline in ARPU was due to the payment profile effort referenced above.

         Equipment revenue. Equipment revenue decreased to $106,000 for the six months ended June 30, 2004 from $651,000 for the six months ended June 30, 2003. This decrease was primarily due to lower sales of mobile devices.

         Other revenue. Other revenue decreased to $50,000 for the six months ended June 30, 2004 from $340,000 for the six months ended June 30, 2003. This decrease was primarily due to a decline in consulting services provided to third parties.

         Cost of subscriber airtime. Cost of subscriber airtime increased 34%, to $1.6 million for the six months ended June 30, 2004 from $1.2 million for the six months ended June 30, 2003. This increase was primarily due to the recording of one-time reductions of accruals during the six months ended June 30, 2003 for certain subscriber-related costs recorded in prior periods.

         Cost of network operations. Cost of network operations decreased to $448,000 for the six months ended June 30, 2004 from $1.3 million for the six months ended June 30, 2003. This reduction reflects our recent consolidation of our Go.Web and WyndTell production systems into a single data center operated by a third party provider.

         Cost of equipment revenue. Cost of equipment revenue decreased 87%, to $114,000 for the six months ended June 30, 2004 from $883,000 for the six months ended June 30, 2003. This decrease primarily was due to lower sales of mobile devices. In addition, during the six months ended June 30, 2003, a non-cash inventory charge of $331,000 was recorded to value a portion of our remaining inventory at the lower of cost or market.

         Sales and marketing. Sales and marketing expenses decreased 64%, to $378,000 for the six months ended June 30, 2004 from $1.0 million for the six months ended June 30, 2003. This decrease primarily was due to decreased advertising and marketing activities, including advertising costs paid to third parties and a decrease in salaries and benefits for personnel performing sales and marketing activities.

         General and administrative. General and administrative expenses decreased 50%, to $2.8 million for the six months ended June 30, 2004 from $5.7 million for the six months ended June 30, 2003. This decrease primarily was due to decreased professional fees for infrastructure buildout and general corporate activities, decreased salaries and benefits for personnel performing business development and general corporate activities, amounts paid to third parties for professional services, a decrease in our bad debt expense and decreased facility costs.

         Research and development. Research and development expense decreased to $308,000 for the six months ended June 30, 2004 from $896,000 for the six months ended June 30, 2003. This decrease primarily was due to a reduction in personnel performing research and development activities.

         Amortization of other intangibles. Amortization of other intangibles decreased for the six months ended June 30, 2004 to $435,000 from $551,000 for the six months ended June 30, 2003.

      Impairment of long-lived assets. During the second quarter of 2003, we identified certain indicators of impairment including changes in the Company's 2003 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses which required that we evaluate the appropriateness of the carrying value of our long-lived assets, principally goodwill recorded upon the acquisition of OutBack Resource Group, Inc., ("Outback"). A write-down of goodwill totaling $193,000 was recorded during the second quarter of 2003, reflecting the amount by which the carrying amount of the respective reporting unit exceeded its respective fair value. In addition, as a result of our recent strategic alliance with EarthLink, we evaluated the carrying value of certain software and equipment which were idled upon our most recent transition of certain activities to EarthLink. As a result of this evaluation, during the second quarter of 2003, we wrote-off specific assets with a carrying value of $1.1 million.

         Gain on sale of subscribers. Gain on sale of subscribers resulted from our comprehensive strategic alliance whereby EarthLink purchased all of the Company's cellular digital packet data (CDPD) subscribers as well as certain of the Company's Cingular and Motient network subscribers. As a result of this agreement, we recorded a gain on the sale of subscribers of approximately $1.7 million during the six months ended June 30, 2003.

         Settlement gains. Settlement gains in the amount of approximately $1.6 million resulted from our consummation of certain settlement agreements entered into during 2003 with contingent provisions satisfied by the Company during the three months ended March 31, 2004.

         Interest expense, net. Interest expense primarily resulted from the amortization of debt discount and deferred debt expense which were incurred as a result of the December 2003 Bridge Note Financing.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we financed our operations through private placements of our equity securities and our redeemable convertible preferred stock, which resulted in aggregate net proceeds of approximately $18.4 million through December 31, 1999. During the first quarter of 2000, we issued and sold shares of Series B Preferred Stock for net proceeds of approximately $24.6 million. In April 2000, we consummated our initial public offering, resulting in net proceeds of $146.2 million.

         On December 19, 2003, we entered into definitive agreements with multiple investors providing for the investors to purchase shares of our Common Stock and warrants, for an aggregate purchase price of $14.5 million in a private placement offering (the "Financing"). As part of the Financing, on December 19, 2003, we received an approximately $1 million secured bridge loan from the investors. The notes issuable in connection with the bridge financing converted into Common Stock upon consummation of the Financing. The closing of the Financing occurred on March 10, 2004, immediately after our stockholders approved the issuance of the securities issuable pursuant to the Financing. The Company received net proceeds (after estimated expenses) from the Financing of approximately $13 million, including the amount loaned to the Company on December 19, 2003. Approximately $300,000 of the net proceeds were used to repay existing indebtedness, consisting of $120,000 to Verizon Wireless, $100,000 to Metricom and $80,000 to Motient. In addition, $600,000 of the net proceeds were used to support a letter of credit in favor of Cingular. Pursuant to the Financing, we issued 9,682,080 shares of Common Stock and issued warrants to purchase a total of 1,157,851 shares of Common Stock at an exercise price of $1.50 per share. As of June 30, 2004, we had $9.1 million in cash and cash equivalents (exclusive of $600,000 in restricted cash supporting a letter of credit) and working capital of $10.2 million.

         We have incurred significant operating losses since our inception and as of June 30, 2004 have an accumulated deficit of $266.9 million. During the six months ended June 30, 2004, we incurred a net loss of $2.5 million and used $3.7 million of cash to fund operating activities. Our 2004 operating plan includes further reductions in facility costs as a result of our successful renegotiation of long term lease obligations and consolidation of our business operations. This will be partially offset by increases in sales and marketing expenditures from levels incurred during 2003 as we introduce new products and services to the consumer marketplace. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

         Net cash used in operating activities amounted to $3.7 million for the six months ended June 30, 2004 principally reflecting our net loss and the reduction of accounts payable and accrued expenses occurring after the closing of the Financing described above.

         We used $398,000 in cash in investing activities during the six months ended June 30, 2004, which primarily resulted from an increase in restricted cash.

         Net cash provided by financing activities was $12.7 million for the six months ended June 30, 2004, which primarily resulted from closing the Financing described above.

         As of June 30, 2004, our principal commitments consisted of obligations outstanding under operating leases. As of June 30, 2004, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $793,000, of which approximately $200,000 is payable in the next twelve months.

         The following table summarizes GoAmerica's contractual obligations at June 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                            Less than 1
June 30, (In thousands)             Total       Year      1-3 Years     4-5 Years    After 5 Years

Contractual Obligations:
    Capital Lease Obligations       $  8        $  8        $ --          $  --         $  --
    Operating Lease
       Obligation                     19          12           7             --            --
                                    ----        ----        ----          -----         -----
    Total Contractual Cash
       Obligation                   $ 27        $ 20        $  7          $  --         $  --
                                    ====        ====        ====          =====         =====

Other Commercial Commitments:

    Standby Letter of Credit        $600        $ --        $600          $  --         $  --
                                    ----        ----        ----          -----         -----
    Total Commercial Commitment     $600        $ --        $600          $  --         $  --
                                    ====        ====        ====          =====         =====


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

RECENT ACCOUNTING PRONOUNCEMENTS

                  In January 2003, the FASB issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either
(i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ended after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. We were required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an APE, that were created subsequent to January 31, 2003; the interpretation applies immediately. We do not have any arrangements with variable interest entities that will require consolidation of their financial information in our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that we have limited exposure to financial market risks, including changes in interest rates. At June 30, 2004, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $90,000 based on cash and cash equivalent balances at June 30, 2004. We currently hold no derivative instruments and do not earn foreign-source income.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUERS' PURCHASE OF EQUITY SECURITIES.


Changes in Securities

         On May 14, 2004, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of one-for-ten that had been previously authorized by the Company's stockholders at a Special Meeting of Stockholders on March 10, 2004. The par value of the Company's Common Stock and the number of shares of capital stock that the Company is authorized to issue were not affected by the reverse stock split implementation.

      On May 20, 2004, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of Common Stock pursuant to a new stock buyback program. As of June 30, 2004, the Company had repurchased an aggregate of 185,000 shares of its Common Stock at an average price of $0.977. All purchases under the program have been made in the open market at the Company's discretion. The following table sets forth certain information regarding such repurchases during the quarter ended June 30, 2004:

--------------------------------------------------------------------------------------------------
                                                       (C) TOTAL NUMBER OF      (D) MAXIMUM NUMBER
                                                       SHARES PURCHASED AS      OF SHARES THAT MAY
                      (A) TOTAL        (B) AVERAGE      PART OF PUBLICLY         YET BE PURCHASED
                      NUMBER OF        PRICE PAID      ANNOUNCED PLANS OR       UNDER THE PLANS OR
      PERIOD       SHARES PURCHASED    PER SHARE            PROGRAMS                 PROGRAMS
--------------------------------------------------------------------------------------------------
  April 1, 2004
  through April
  30, 2004                -                -                    -                       -
--------------------------------------------------------------------------------------------------
  May 1, 2004
  through May          185,000           $0.977              185,000                 315,000
  31, 2004
--------------------------------------------------------------------------------------------------
  June 1, 2004
  through June            -                -                    -                       -
  30, 2004
--------------------------------------------------------------------------------------------------
  Total                185,000           $0.977              185,000                 315,000
--------------------------------------------------------------------------------------------------



Use of Proceeds (all share amounts below have been adjusted to reflect the one-for-10 reverse stock split described immediately above)

         On April 6, 2000, the Commission declared effective our Registration Statement on Form S-1 (No. 333-94801) as filed with the Commission in connection with our initial public offering of Common Stock, which was managed by Bear, Stearns & Co., Inc., Chase H&Q, U.S. Bancorp Piper Jaffray, Wit SoundView and DLJdirect, now CSFBdirect. Pursuant to such Registration Statement, on April 12, 2000 we consummated the issuance and sale of an aggregate of 1,000,000 shares of our Common Stock, for a gross aggregate offering price of $160 million. The $146.2 million of net proceeds have been specifically applied as follows: (i) $5.1 million for the acquisition of other businesses; (ii) $38.2 million for sales and marketing expenses; (iii) $10.9 million for the purchase of capital assets; and (iv) $92.0 million for working capital needs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

      On August 27, 2003, the Company received a letter from the Nasdaq Stock Market ("Nasdaq") Staff stating that the Company's Common Stock was scheduled to be delisted from the Nasdaq Smallcap Market due to the Common Stock's non-compliance with the $1 minimum bid price per share requirement as set forth in Nasdaq Marketplace Rule 4310 (C) (4). The Company appealed the Nasdaq Staff Determination and subsequently the Nasdaq Listings Qualifications Panel granted the Company a series of temporary exceptions, until May 31, 2004, to regain compliance with the minimum price requirement since the Company continued to meet all of the other listing requirements. On May 14, 2004, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of one-for-ten that had been previously authorized by the Company's stockholders at a Special Meeting of Stockholders on March 10, 2004. The closing bid price per share of the Company's Common Stock did not close at or above $1 during the entire compliance period and on June 3, 2004, Nasdaq Staff sent a letter to the Company stating that the Company's Common Stock was scheduled to be delisted from the Nasdaq Smallcap Market due to the Common Stock's non-compliance with the $1 minimum bid price per share requirement as set forth in Nasdaq Marketplace Rule 4310 (C) (4). The Company appealed the Nasdaq Staff Determination because it meets all other listing requirements and is awaiting a ruling from the Nasdaq Listing Qualifications Panel .

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

(b) During the quarter ended June 30, 2004, the registrant filed five Reports on Form 8-K with the Commission (excluding reports submitted but not deemed "filed" pursuant to Item 12 of the SEC's rules regarding the filing of current reports):

         On May 5, 2004, the Company filed a Current Report on Form 8-K regarding the distribution of a press release issued by Sprint regarding Sprint's launch of its Sprint Relay Wireless powered by GoAmerica service (Items 5 and 7).

         On May 17, 2004, the Company filed a Current Report on Form 8-K regarding the implementation of a one-for-10 reverse stock split (Items 5 and 7).

         On May 19, 2004, the Company filed a Current Report on Form 8-K regarding the issuance of a press release announcing the inclusion of the new Sprint Wireless Relay service on the Company's WyndTell service offerings (Items 5 and 7).

         On May 20, 2004, the Company filed a Current Report on Form 8-K regarding the Company's Board of Directors authorization of the repurchase of up to 500,000 shares of the Company's Common Stock pursuant to a new stock buyback program (Items 5 and 7).

         On June 9, 2004, the Company filed a Current Report on Form 8-K regarding its receipt from the Nasdaq Staff of a delisting determination due to the Company's stock price remaining below $1 bid price per share and the Company's appeal of such determination (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GOAMERICA, INC.





DATE: August 12, 2004          By:  /s/ Daniel R. Luis
                                    -------------------------------------
                                    Daniel R. Luis
                                    Chief Executive Officer
                                    (Principal Executive Officer)




DATE: August 12, 2004          By:  /s/ Donald G. Barnhart
                                    -------------------------------------
                                    Donald G. Barnhart
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)