Form 10-Q
period 2004-09-30
GOAMERICA INC
filed 2004-11-12
CIK 1101268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                           Commission File No. 0-29359

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

    Yes: |_|                                                   No: |X|

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2004:

           Class                                                Number of Shares
----------------------------                                    ----------------
Common Stock, $.01 par value                                        2,039,656

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.       FINANCIAL INFORMATION.....................................................................        1
         Item 1.    Financial Statements (unaudited)....................................................        1
                Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003....        2
                Condensed  Consolidated  Statements  of  Operations  for the Three and Nine Months  Ended
                     September 30, 2004 and 2003........................................................        3
                Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                     2004 and 2003......................................................................        4
                Notes to Condensed Consolidated Financial Statements....................................        5
         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations       9
                General.................................................................................        9
                Critical Accounting Policies and Estimates..............................................        9
                Results of Operations...................................................................        9
                Liquidity and Capital Resources.........................................................        13
         Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................        14
         Item 4.    Controls and Procedures.............................................................        15
PART II.      OTHER INFORMATION.........................................................................        16
         Item 1.    Legal Proceedings...................................................................        16
         Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.........................        16
         Item 3.    Defaults upon Senior Securities.....................................................        17
         Item 4.    Submission of Matters to a Vote of Security Holders.................................        17
         Item 5.    Other Information...................................................................        18
         Item 6.    Exhibits............................................................................        18
SIGNATURES                                                                                                      19

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                                                           September 30,  December 31,
                                                                               2004         2003
                                                                             ---------    ---------
                                                                           (Unaudited)
Assets
Current assets:
     Cash and cash equivalents ...........................................   $   8,092    $     568
     Accounts receivable, net ............................................       1,746        1,737
     Other receivables ...................................................          --          534
     Merchandise inventories, net ........................................         215          213
     Prepaid expenses and other current assets ...........................         477          115
                                                                             ---------    ---------
Total current assets .....................................................      10,530        3,167

Restricted cash ..........................................................         600           --
Property, equipment and leasehold improvements, net ......................       1,005        1,606
Goodwill, net ............................................................       6,000        6,000
Trade names and other intangible assets, net .............................         345          804
Deferred debt and other financing expense, net ...........................          --        1,091
Other assets .............................................................           4          297
                                                                             ---------    ---------
                                                                             $  18,484    $  12,965
                                                                             =========    =========
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable ....................................................   $     406    $   1,472
     Accrued expenses ....................................................         629        3,040
     Bridge note payable, net ............................................          --          625
     Deferred revenue ....................................................         351          673
     Other current liabilities ...........................................           4           13
                                                                             ---------    ---------
Total current liabilities ................................................       1,390        5,823

Commitments and contingencies

Stockholders' equity:
     Common stock,  $.01 par value, authorized: 200,000,000 shares in
     2004 and 2003, respectively; issued: 2,062,781 in 2004 and 684,858 in
     2003.................................................................          21            7
     Additional paid-in capital ..........................................     285,412      271,566
     Accumulated deficit .................................................    (268,153)    (264,431)
     Treasury stock, at cost, 24,063 shares in 2004 and none in 2003 .....        (186)          --
                                                                             ---------    ---------
Total stockholders' equity ...............................................      17,094        7,142
                                                                             ---------    ---------
                                                                             $  18,484    $  12,965
                                                                             =========    =========

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (Unaudited)

                                                  Three Months Ended September 30,Nine Months Ended September 30,
                                                  ---------------------------------------------------------------
                                                      2004            2003         2004             2003
                                                  ---------------------------------------------------------------
 Revenues:
      Subscriber ...............................   $     1,207    $     2,554    $     4,596    $     7,997
      Equipment ................................            50            266            156            917
      Other ....................................           113            303            163            643
                                                   -----------    -----------    -----------    -----------
                                                         1,370          3,123          4,915          9,557
 Costs and expenses:
      Cost of subscriber airtime, net ..........           510          1,105          2,117          2,305
      Cost of network operations ...............           132            365            580          1,661
      Cost of equipment revenue ................            35            140            149          1,023
      Cost of other revenue ....................            56             --             56             --
      Sales and marketing, net .................           165           (169)           543            868
      General and administrative ...............         1,220          1,891          4,050          7,592
      Research and development .................           126            220            434          1,116
      Depreciation and amortization ............           168            339            664          1,546
      Amortization of other intangibles ........            99            242            534            793
      Impairment of goodwill ...................            --             --             --            193
      Impairment of long-lived assets ..........            --             --             --          1,052
                                                   -----------    -----------    -----------    -----------
                                                         2,511          4,133          9,127         18,149
                                                   -----------    -----------    -----------    -----------
 Loss from operations ..........................        (1,141)        (1,010)        (4,212)        (8,592)
 Other income (expense):
 Gain on sale of subscribers ...................            --             11             --          1,756
 Settlement gains (losses), net.................          (140)            --          1,481             --
 Interest income (expense), net ................            38             (4)          (991)           (13)
                                                   -----------    -----------    -----------    -----------
 Total other income (expense), net .............          (102)             7            490          1,743
                                                   -----------    -----------    -----------    -----------
 Net loss ......................................   $    (1,243)   $    (1,003)   $    (3,722)   $    (6,849)
                                                   ===========    ===========    ===========    ===========

 Basic net loss per share ......................   $     (0.61)   $     (1.48)   $     (2.19)   $    (10.10)
                                                   ===========    ===========    ===========    ===========
 Diluted net loss per share ....................   $     (0.61)   $     (1.48)   $     (2.19)   $    (10.10)
                                                   ===========    ===========    ===========    ===========
 Weighted average shares used in computation of
    basic net loss per share ...................     2,040,603        678,883      1,695,766        678,119

 Weighted average shares used in computation of
    diluted net loss per share .................     2,040,603        678,883      1,695,766        678,119

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                      ------------------------------
                                                                          2004        2003
                                                                      ------------------------------
Operating activities
Net loss ............................................................   $ (3,722)   $ (6,849)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization of fixed assets .....................        664       1,546
  Amortization of other intangible assets ...........................        534         793
  Impairment of goodwill ............................................         --         193
  Impairment of long-lived assets ...................................         --       1,052
  Amortization of deferred financing costs ..........................        624          --
  Amortization of discount on bridge note payable ...................        390          --
  Provision for losses (recoveries) on accounts receivable ..........         51         (34)
  Common stock issued for interest expense ..........................         19          --
  Settlement gains, net .............................................     (1,481)         --
  Accrued loss on sublease ..........................................         --         519
  Gain on sale of subscribers .......................................         --      (1,756)
  Non-cash employee compensation ....................................         --         235
  Non-cash rent expense .............................................         --           5
    Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable ......................        (60)      3,100
    Decrease in other receivables ...................................        534          --
    (Increase) decrease in merchandise inventories ..................         (2)        752
    (Increase) decrease in prepaid expenses and other current assets        (362)        201
    Decrease in accounts payable ....................................     (1,066)     (1,488)
    Decrease in accrued expenses and other liabilities ..............       (483)     (3,856)
    Decrease in deferred revenue ....................................       (322)     (1,323)
                                                                        --------    --------
Net cash used in operating activities ...............................     (4,682)     (6,910)

Investing activities
Change in other assets and restricted cash ..........................       (307)      1,347
Purchase of property, equipment and leasehold improvements ..........        (63)        (35)
Proceeds from sale of subscribers ...................................         --       1,756
Acquisition of intangible assets.....................................        (75)       (345)
                                                                        --------    --------
Net cash (used in) provided by investing activities .................       (445)      2,723

Financing activities
Issuance of common stock, net of related expenses ...................     12,770          --
Issuance of common stock for exercise of stock options and warrants .        211          92
Purchase of treasury stock ..........................................       (186)         --
Increase in deferred financing costs ................................       (139)         --
Payments made on capital lease obligations ..........................         (5)        (45)
                                                                        --------    --------
Net cash provided by financing activities ...........................     12,651          47
                                                                        --------    --------

Net increase (decrease) in cash and cash equivalents ................      7,524      (4,140)
Cash and cash equivalents at beginning of period ....................        568       4,982
                                                                        --------    --------
Cash and cash equivalents at end of period ..........................   $  8,092    $    842
                                                                        ========    ========

Non-cash financing activities:
Common stock issued in connection with conversion of bridge note ....   $  1,015    $     --
Common stock issued in connection with vendor settlements ...........   $    451    $     --
Application of deferred financing costs against proceeds from the ...   $   (606)   $     --
   sale of stock


Supplemental Disclosure of Non-Cash Investing Activities:

During 2003, the Company acquired through its subsidiary, Wynd Communications Corporation, subscribers from Boundless Depot LLC. The purchase price was approximately $418 (of which $345 was paid as of September 30, 2003).

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                 (In thousands, except share and per share data)

Note 1 - Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of September 30, 2004 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2004 and 2003. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (as amended) for the year ended December 31, 2003.

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

         The Company has incurred significant operating losses since its inception and, as of September 30, 2004, has an accumulated deficit of $268,153. During the nine months ended September 30, 2004, the Company incurred a net loss of $3,722 and used $4,682 of cash to fund operating activities. As of September 30, 2004 the Company had $8,092 in cash and cash equivalents.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

         A one for ten reverse stock split was effected during May 2004. Additionally, a one for eight reverse stock split was effected during October 2004. The Company retained the current par value of $.01 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company's common stock have been restated to reflect the effect of both of the reverse stock splits for all periods presented. Stockholders' equity reflects both of the reverse stock splits by reclassifying from "Common stock" to "Additional paid in capital " an amount equal to the par value of the reduced shares arising from the reverse splits.

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

         Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the nine months ended September 30, 2004 and 2003, 290,780 and 179,716 of common stock equivalent shares were excluded from the computation of diluted net loss per share.

Note 4 - Goodwill and Other Intangible Assets:

         The Company follows SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No.141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company believes there are no such impairment indicators at September 30, 2004.

         The following table summarizes other intangibles subject to amortization at the dates indicated:

                                    September 30, 2004                                   December 31, 2003
                          Gross                                           Gross
                        Carrying      Accumulated                        Carrying          Accumulated
                          Amount      Amortization         Net            Amount           Amortization       Net
                   --------------------------------------------------------------------------------------------------
Trade Names           $  4,572         $ (4,296)        $    276        $  4,572         $ (4,019)        $    553
Technology               3,017           (3,017)              --           3,017           (2,925)              92
Customer Lists           2,258           (2,258)              --           2,258           (2,168)              90
Other                      493             (424)              69             418             (349)              69
Patents                  1,000           (1,000)              --           1,000           (1,000)              --
                   --------------------------------------------------------------------------------------------------
                      $ 11,340         $(10,995)        $    345        $ 11,265         $(10,461)        $    804
                   ==================================================================================================

         Amortization expense for other intangibles totaled $534 and $793 for the nine months ended September 30, 2004 and 2003, respectively. Future aggregate amortization expense for intangible assets is estimated to be:

Three Months Ending December 31, 2004       $   112
Year Ending December 31, 2005                   233


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

                                                          Three months ended September 30,   Nine months ended September 30,
                                                         ---------------------------------  ---------------------------------
                                                           2004               2003               2004              2003
                                                         --------------------------------------------------------------------
Net loss, as reported ...........................        $   (1,243)        $   (1,003)        $   (3,722)        $   (6,849)
Deduct: Stock-based employee compensation expense
included in reported net loss ...................                --                 77                 --                235

Add: Total stock-based employee compensation
expense determined under fair value based method
for all awards ..................................              (992)            (1,149)            (2,976)            (3,447)
                                                         ----------         ----------         ----------         ----------
Pro forma net loss ..............................        $   (2,235)        $   (2,075)            (6,698)        $  (10,061)
                                                         ==========         ==========         ==========         ==========

Loss per share - basic, as reported .............        $    (0.61)        $    (1.48)        $    (2.19)        $   (10.10)
                                                         ==========         ==========         ==========         ==========

Loss per share - diluted, as reported ...........        $    (0.61)        $    (1.48)        $    (2.19)        $   (10.10)
                                                         ==========         ==========         ==========         ==========

Pro forma loss per share - basic ................        $    (1.10)        $    (3.06)        $    (3.95)        $   (14.84)
                                                         ==========         ==========         ==========         ==========

Pro forma loss per share - diluted ..............        $    (1.10)        $    (3.06)        $    (3.95)        $   (14.84)
                                                         ==========         ==========         ==========         ==========

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

         In December 2003, the Company executed a series of settlement agreements with various vendors that provided, upon their consummation, for the reduction of amounts owed by the Company to these vendors. Generally, the terms of the settlement agreements called for the Company to make fixed cash payments or the issuance of shares of the Company's common stock. The consummation of the settlement agreements was contingent upon the Company's complying with all of the terms of the individual agreements, certain of which are as follows:

            o Cash payments of approximately $300 to vendors with which the Company had established settlement agreements.
            o Establishment of a standby letter of credit in favor of Cingular, which resulted in restricted cash in the amount of $600.

           All such terms and conditions were satisfied and, as a result, the Company recorded approximately $1,621 in additional settlement gains during the three months ended March 31, 2004. In addition, approximately $451 of vendor liabilities were satisfied through the issuance of 9,687 shares of the Company's common stock.

         On August 1, 2004, the Company entered into a new lease agreement for its principal offices located at 433 Hackensack Avenue in Hackensack, New Jersey, consisting of approximately 11,000 square feet with a term of 3 years.

         On September 22, 2004, two of the Boundless Depot Defendants sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of one million dollars for GoAmerica's refusal to pay unattained contingent consideration, comprising cash and/or GoAmerica Common Stock, to Boundless Depot in connection with the Deafwireless Agreement. None of the contractual contingencies of the Deafwireless Agreement were met and some or all of the Boundless Depot Defendants remain in breach of their indemnity obligations under other agreements. The Company does not believe that any of the contingent consideration is owed. Moreover, even if all contingencies under the Deafwireless Agreement had been attained, the Company believes that the damages claimed in this case are excessive since the aggregate value of such contingent consideration would not be material.

Note 7 - Financing:

         On March 10, 2004, the Company's stockholders at a special meeting of the stockholders approved the following:

            o Approved the issuance of 1,123,750 shares of the Company's common stock in exchange for cash consideration of $13,485.
            o Authorized the Board of Directors to amend the Company's restated certificate of incorporation to effect a reverse stock split at one of five different ratios.
            o Authorized the Board of Directors to amend the Company's restated certificate of incorporation to increase the number of shares of common stock the Company is authorized to issue from 200,000,000 to 350,000,000 shares, resulting in an increase in the total number of authorized shares of common and prferred stock from 204,351,943 to 354,351,943. Such action has not been taken as of September 30, 2004.

         As a result, the Company issued a total of 1,210,260 shares of its common stock, comprised of the 1,123,750 shares referred to above and 86,510 shares upon the mandatory conversion of the Bridge Notes Payable and related accrued interest. The Company received net proceeds of approximately $12,770. The Company utilized certain of the net proceeds to satisfy settlement agreements (see note 6).

         In connection with a bridge financing effected on December 19, 2003 which was part of a private placement of securities that was consummated in part on March 10, 2004, the Company issued to the investors in its private placement warrants convertible into 16,917 shares of the Company's Common Stock at an exercise price of $12 per share. Warrants for an aggregate of 9,459 unregistered shares of Common Stock were exercised between February 11, 2004 and February 18, 2004.

 Note 8 - Stockholders' Equity:

         On August 27, 2003, the Company received a letter from the Nasdaq Stock Market ("Nasdaq") Staff stating that the Company's Common Stock was scheduled to be delisted from the Nasdaq Smallcap Market due to the Common Stock's non-compliance with the $1 minimum bid price per share requirement as set forth in Nasdaq Marketplace Rule 4310 (C) (4). The Company appealed the Nasdaq Staff Determination and subsequently the Nasdaq Listings Qualifications Panel granted the Company a series of temporary exceptions, until May 31, 2004, to regain compliance with the minimum price requirement since the Company continued to meet all of the other listing requirements. On May 14, 2004, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of one-for-ten that had been previously authorized by the Company's stockholders at a Special Meeting of Stockholders on March 10, 2004. The closing bid price per share of the Company's Common Stock did not close at or above $1 during the entire compliance period and on June 3, 2004, the Nasdaq Staff sent a letter to the Company stating that the Company's Common Stock was scheduled to be delisted from the Nasdaq Smallcap Market due to the Common Stock's non-compliance with the $1 minimum bid price per share requirement as set forth in Nasdaq Marketplace Rule 4310 (C) (4). The Company appealed the Nasdaq Staff Determination and, on August 18, 2004, the Nasdaq Listing Qualifications Panel granted the Company a temporary exception through October 4, 2004, with interim deadlines for certain actions the Company needed to complete as part of the process of remedying its bid price deficiency. On October 1, 2004, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of one-for-eight that had been authorized by the Company's stockholders at a Special Meeting of Stockholders on September 30, 2004. On October 20, 2004, the Nasdaq Listing Qualifications Panel notified the Company that its bid price deficiency had been remedied and that the Company's Common Stock would continue to be listed on The Nasdaq SmallCap Market.

         On May 20, 2004, the Company's Board of Directors authorized the repurchase of up to 62,500 shares of its Common Stock pursuant to a new stock buyback program. As of September 30, 2004, the Company had repurchased an aggregate of 24,063 shares of its Common Stock at an average price of $7.778 per share. All purchases under the program have been made in the open market at the Company's discretion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

GoAmerica(R) is a wireless data communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired. We currently develop, market and support most of these services through Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica. Wynd Communications offers enhanced services known as WyndTell(R) and WyndPower(TM), which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. WyndTell and WyndPower allow customers to send and receive email messages to and from any email service, provide for delivery and acknowledgements of sent messages that are read, send and receive TTY/TDD (text telephone or teletypewriter) messages, faxes, and text-to-speech messages, and access the Internet using such wireless computing devices as Research in Motion, or RIM, wireless handheld devices, certain Motorola paging devices and the T-Mobile Sidekick, Fido hiptop, and SunCom hiptop devices running on Danger Inc.'s hiptop platform. In addition to Wyndtell, we began offering "Sprint Relay Wireless, Powered By GoAmerica" as a standard feature across all of its WyndTell service offerings that operate on certain RIM handheld devices and the T-Mobile Sidekick. Additionally, GoAmerica continues to support customers who use our proprietary software technology called Go.Web(TM). Go.Web is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet on numerous wireless computing devices (RIM's, BlackBerry and interactive handheld devices; Microsoft Pocket PC-based personal digital assistants; Palm operating system-based handheld computing devices; and laptop computers). The Wynd Communications and Go.Web services transmit over most major wireless data networks in North America. Our revenues are derived principally from subscription to our value-added wireless data services, for which customers typically pay monthly recurring fees. We derive additional revenue from the sale of wireless communications devices and commissions from the acquisition of subscribers on behalf of various wireless network providers. We continue to engineer our technology to operate with new versions of wireless devices as they emerge. Additionally, during the month of September 2004 we expanded our product portfolio by beginning to offer to our customers prepaid solutions such as calling cards and wireless services.

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

Results of Operations

         The following table sets forth, for the three and nine months ended September 30, 2004 and 2003, the percentage relationship to net sales of certain items included in the Company's unaudited consolidated statements of operations.

                                                   Three Months Ended September 30,              Nine Months Ended September 30,
                                         -------------------------------------------------------------------------------------------
                                                    2004                   2003                  2004                   2003
                                         -------------------------------------------------------------------------------------------
                                               $            %         $           %         $          %          $            %
Revenues:
        Subscriber ...................... $  1,207        88.1   $  2,554        81.8   $  4,596       93.5    $  7,997        83.7
        Equipment .......................       50         3.6        266         8.5        156        3.2         917         9.6
        Other ...........................      113         8.3        303         9.7        163        3.3         643         6.7
                                                      --------   --------    --------   --------   --------    --------    --------
                                             1,370       100.0      3,123       100.0      4,915      100.0       9,557       100.0
Costs and expenses:
        Cost of subscriber airtime, net .      510        37.2      1,105        35.4      2,117       43.1       2,305        24.1
        Cost of network operations ......      132         9.6        365        11.7        580       11.8       1,661        17.4
        Cost of equipment revenue .......       35         2.6        140         4.5        149        3.0       1,023        10.7
        Cost of other revenue ...........       56         4.1         --          --         56        1.1          --          --
        Sales and marketing,  net .......      165        12.0       (169)       (5.4)       543       11.0         868         9.1
        General and administrative ......    1,220        89.1      1,891        60.6      4,050       82.4       7,592        79.4
        Research and development ........      126         9.2        220         7.0        434        8.8       1,116        11.7
        Depreciation and amortization ...      168        12.3        339        10.9        664       13.5       1,546        16.2
        Amortization of other intangibles       99         7.2        242         7.7        534       10.9         793         8.3
        Impairment of goodwill .........        --          --         --          --         --         --         193         2.0
        Impairment of long-lived assets         --          --         --          --         --         --       1,052        11.0
                                          --------    --------   --------    --------   --------   --------    --------    --------
                                             2,511       183.3      4,133       132.3      9,127      185.7      18,149       189.9
                                          --------    --------   --------    --------   --------   --------    --------    --------
Loss from operations ....................   (1,141)      (83.3)    (1,010)      (32.3)    (4,212)     (85.7)     (8,592)      (89.9)

Other income (expense):
Gain on sale of subscribers .............       --          --         11         0.4         --         --       1,756        18.3
Settlement gains, net ...................     (140)      (10.2)        --          --      1,481       30.1          --          --
Interest income (expense), net ..........       38         2.8         (4)       (0.1)      (991)     (20.1)        (13)       (0.1)
                                          --------    --------   --------    --------   --------   --------    --------    --------
Total other income ......................     (102)       (7.4)         7         0.2        490       10.0       1,743        18.2
                                          --------    --------   --------    --------   --------   --------    --------    --------
Net loss ................................ $ (1,243)      (90.7)  $ (1,003)       32.1   $ (3,722)     (75.7)   $ (6,849)      (71.7)
                                          ========    ========   ========   ========    ========    ========   ========    ========

      The following table sets forth the period over period percentage increases or decreases of certain items included in the Company's unaudited consolidated statements of operations.

                                               Three Months Ended September 30,                Nine Months Ended September 30,
                                         -------------------------------------------------------------------------------------------
                                                                       Change                                        Change
                                             2004      2003       $           %          2004       2003          $             %
                                         --------   --------   --------    --------    --------    --------    --------    --------
Revenues:
        Subscriber ......................$  1,207   $  2,554   $ (1,347)      (52.7)   $  4,596    $  7,997    $ (3,401)      (42.5)
        Equipment .......................      50        266       (216)      (81.2)        156         917        (761)      (83.0)
        Other ...........................     113        303       (190)      (62.7)        163         643        (480)      (74.7)
                                         --------   --------   --------    --------    --------    --------    --------    --------
                                            1,370      3,123     (1,753)      (56.1)      4,915       9,557      (4,642)      (48.6)
Costs and expenses:
        Cost of subscriber airtime, net .     510      1,105       (595)      (53.8)      2,117       2,305        (188)       (8.2)
        Cost of network operations ......     132        365       (233)      (63.8)        580       1,661      (1,081)      (65.1)
        Cost of equipment revenue .......      35        140       (105)      (75.0)        149       1,023        (874)      (85.4)
        Cost of other revenue ...........      56         --         56          --          56          --          56          --
        Sales and marketing,  net .......     165       (169)       334      (197.6)        543         868        (325)      (37.4)
        General and administrative ......   1,220      1,891       (671)      (35.5)      4,050       7,592      (3,542)      (46.7)
        Research and development ........     126        220        (94)      (42.7)        434       1,116        (682)      (61.1)
        Depreciation and amortization ...     168        339       (171)      (50.4)        664       1,546        (882)      (57.1)
        Amortization of other intangibles      99        242       (143)      (59.1)        534         793        (259)      (32.7)
        Impairment of goodwill .........       --         --         --          --          --         193        (193)    (100..0)
        Impairment of long-lived assets        --         --         --          --          --       1,052      (1,052)    (100..0)
                                         --------   --------   --------    --------    --------    --------    --------    --------
                                            2,511      4,133     (1,622)      (39.2)      9,127      18,149      (9,022)      (49.7)
                                         --------   --------   --------    --------    --------    --------    --------    --------
Loss from operations ....................  (1,141)    (1,010)      (131)       13.0      (4,212)     (8,592)      4,380        51.0

Other income (expense):
Gain on sale of subscribers .............      --         11        (11)     (100.0)         --       1,756      (1,756)     (100.0)
Settlement gains, net ...................    (140)        --       (140)         --       1,481          --       1,481          --
Interest income (expense), net ..........      38         (4)        42      1050.0        (991)        (13)       (978)     7523.1
                                         --------   --------   --------    --------    --------    --------    --------    --------

Total other income ......................    (102)         7       (109)    (1557.1)        490       1,743      (1,253)      (71.9)
                                         --------   --------   --------    --------    --------    --------    --------    --------

Net loss ................................$ (1,243)  $ (1,003)  $   (240)       23.9    $ (3,722)   $ (6,849)   $  3,127        45.7
                                         ========   ========   ========    ========    ========    ========    ========    ========

Three months ended September 30, 2004 Compared to Three months ended September 30, 2003

         Subscriber revenue. Subscriber revenue decreased 53%, to $1.2 million for the three months ended September 30, 2004 from $2.6 million for the three months ended September 30, 2003. This decrease was primarily due to declines in higher average monthly revenue per user, or ARPU, full service offering subscribers as part of our effort to improve the payment profile of our subscriber base. This decrease was partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 61,171 subscribers at September 30, 2004 from 81,371 subscribers at September 30, 2003. Our ARPU decreased to $6.41 for the three months ended September 30, 2004 from $10.23 for the three months ended September 30, 2003. The decline in ARPU primarily was due to the payment profile effort referenced above. We expect subscriber revenue and ARPU to decline slightly as subscribers to our higher ARPU full-service offerings continue to decline and are replaced with subscribers to our lower ARPU value added services.

         Equipment revenue. Equipment revenue decreased to $50,000 for the three months ended September 30, 2004 from $266,000 for the three months ended September 30, 2003. This decrease was primarily due to lower sales of mobile devices. We expect equipment revenue to increase slightly as we continue to provide devices to new subscribers of our Wynd services.

         Other revenue. Other revenue decreased to $113,000 for the three months ended September 30, 2004 from $303,000 for the three months ended September 30, 2003. This decrease was primarily due to our decision not to pursue certain consulting projects and consulting services to third parties during 2004 and was partially offset by revenue generated from our Sprint Relay Wireless service and our prepaid products. We expect other revenue to increase as the demand for our Sprint Relay Wireless service and our prepaid products increases.

         Cost of subscriber airtime. Cost of subscriber airtime decreased 54%, to $510,000 for the three months ended September 30, 2004 from $1.1 million for the three months ended September 30, 2003. This decrease was primarily due to the decrease in our subscriber base described above. We expect cost of subscriber airtime to remain relatively constant to levels at September 30, 2004 as we continue to improve our subscriber profile, which we expect will result in comparable costs.

         Cost of network operations. Cost of network operations decreased to $132,000 for the three months ended September 30, 2004 from $365,000 for the three months ended September 30, 2003. This reduction reflects our recent consolidation of our Go.Web and WyndTell production systems into a single data center operated by a third party provider.

         Cost of equipment revenue. Cost of equipment revenue decreased 75%, to $35,000 for the three months ended September 30, 2004 from $140,000 for the three months ended September 30, 2003. This decrease primarily was due to lower sales of mobile devices. We expect cost of equipment revenue to increase slightly as we continue to provide devices to new subscribers of our Wynd services.

         Sales and marketing. Sales and marketing expenses increased to $165,000 for the three months ended June 30, 2004 from a net gain of $169,000 for the three months ended September 30, 2003. During the three months ended September 30, 2003, we recorded a $372,000 one-time reduction of accruals for certain sales and marketing expenses recorded in prior periods. Sales and marketing expenses include advertising and marketing activities, including advertising costs paid to third parties and a decrease in salaries and benefits for personnel performing sales and marketing activities. We expect sales and marketing expenses to increase as a percentage of sales as we introduce new products and services to the consumer marketplace.

         General and administrative. General and administrative expenses decreased 36%, to $1.2 million for the three months ended September 30, 2004 from $1.9 million for the three months ended September 30, 2003. This decrease primarily was due to decreased professional fees for infrastructure buildout and general corporate activities, decreased salaries and benefits for personnel performing business development and general corporate activities, amounts paid to third parties for professional services, a decrease in our bad debt expense and decreased facility costs. We expect general and administrative expenses to decline slightly as a result of our consolidation of business operations.

         Research and development. Research and development expense decreased to $126,000 for the three months ended September 30, 2004 from $220,000 for the three months ended September 30, 2003. This decrease primarily was due to a reduction in personnel performing research and development activities.

         Amortization of other intangibles. Amortization of other intangibles decreased for the three months ended September 30, 2004 to $99,000 from $242,000 for the three months ended September 30, 2003.

         Settlement losses. Settlement losses in the amount of $140,000 were recorded for the three months ended September 30, 2004 as a result of recording a settlement loss reserve for pending litigation.

         Interest income. Interest income increased to $38,000 for the three months ended September 30, 2004 from interest expense of $4,000 for the three months ended September 30, 2003, reflecting our improved cash position.

Nine months ended September 30, 2004 Compared to Nine months ended September 30, 2003

         Subscriber revenue. Subscriber revenue decreased 43%, to $4.6 million for the nine months ended September 30, 2004 from $8.0 million for the nine months ended September 30, 2003. This decrease was primarily due to declines in higher ARPU full service offering subscribers as part of our effort to improve the payment profile of our subscriber base. Our subscriber base decreased to 61,171 subscribers at September 30, 2004 from 81,371 subscribers at September 30, 2003. Our ARPU decreased to $7.49 for the nine months ended September 30 2004 from $10.29 for the nine months ended September 30, 2003. The decline in ARPU was due to the payment profile effort referenced above.

         Equipment revenue. Equipment revenue decreased to $156,000 for the nine months ended September 30, 2004 from $917,000 for the nine months ended September 30, 2003. This decrease was primarily due to lower sales of mobile devices.

         Other revenue. Other revenue decreased to $163,000 for the nine months ended September 30, 2004 from $643,000 for the nine months ended September 30, 2003. This decrease was primarily due to a decline in consulting services provided to third parties.

         Cost of subscriber airtime. Cost of subscriber airtime decreased 8%, to $2.1 million for the nine months ended September 30, 2004 from $2.3 million for the nine months ended September 30, 2003. This decrease was primarily due to a lower subscriber base. Additionally, during the nine months ended September 30, 2003, we recorded a $763,000 one-time reduction of accruals for certain subscriber-related costs recorded in prior periods.

         Cost of network operations. Cost of network operations decreased to $580,000 for the nine months ended September 30, 2004 from $1.7 million for the nine months ended September 30, 2003. This reduction reflects our recent consolidation of our Go.Web and WyndTell production systems into a single data center operated by a third party provider.

         Cost of equipment revenue. Cost of equipment revenue decreased 85%, to $149,000 for the nine months ended September 30, 2004 from $1.0 million for the nine months ended September 30, 2003. This decrease primarily was due to lower sales of mobile devices. In addition, during the nine months ended September 30, 2003, a non-cash inventory charge of $331,000 was recorded to value a portion of our remaining inventory at the lower of cost or market.

         Sales and marketing. Sales and marketing expenses decreased 37%, to $543,000 for the nine months ended September 30, 2004 from $868,000 for the nine months ended September 30, 2003. This decrease primarily was due to decreased advertising and marketing activities, including advertising costs paid to third parties and a decrease in salaries and benefits for personnel performing sales and marketing activities. Additionally, during the three months ended September 30, 2003, we recorded a $372,000 one-time reduction of accruals for certain sales and marketing expenses recorded in prior periods.

         General and administrative. General and administrative expenses decreased 47%, to $4.1 million for the nine months ended September 30, 2004 from $7.6 million for the nine months ended September 30, 2003. This decrease primarily was due to decreased professional fees for infrastructure buildout and general corporate activities, decreased salaries and benefits for personnel performing business development and general corporate activities, amounts paid to third parties for professional services, a decrease in our bad debt expense and decreased facility costs.

         Research and development. Research and development expense decreased to $434,000 for the nine months ended September 30, 2004 from $1.1 million for the nine months ended September 30, 2003. This decrease primarily was due to a reduction in personnel performing research and development activities.

         Amortization of other intangibles. Amortization of other intangibles decreased for the nine months ended September 30, 2004 to $534,000 from $793,000 for the nine months ended September 30, 2003.

         Impairment of long-lived assets. We did not recognize any impairment charges during 2004. During the nine months ended September 30, 2003, we identified certain indicators of impairment including changes in the Company's 2003 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses which required that we evaluate the appropriateness of the carrying value of our long-lived assets, principally goodwill recorded upon the acquisition of OutBack Resource Group, Inc., ("Outback"). A write-down of goodwill totaling $193,000 was recorded during the nine months ended September 30, 2003, reflecting the amount by which the carrying amount of the respective reporting unit exceeded its respective fair value. In addition, as a result of our recent strategic alliance with EarthLink, we evaluated the carrying value of certain software and equipment which were idled upon our most recent transition of certain activities to EarthLink. As a result of this evaluation, during the nine months ended September 30, 2003, we wrote-off specific assets with a carrying value of $1.1 million.

         Gain on sale of subscribers. During 2003, gain on sale of subscribers resulted from our comprehensive strategic alliance whereby EarthLink purchased all of the Company's cellular digital packet data (CDPD) subscribers as well as certain of the Company's Cingular and Motient network subscribers. As a result of this agreement, we recorded a gain on the sale of subscribers of $1.8 million during the nine months ended September 30, 2003.

         Settlement gains. Settlement gains in the amount of approximately $1.5 million during the nine months ended September 30, 2004 resulted from our consummation of certain settlement agreements entered into during 2003 with contingent provisions satisfied by the Company during the three months ended March 31, 2004 in the amount of $1.6 million and was partially offset by the recording of a settlement loss reserve for pending litigation, in the amount of $140,000, during the three months ended September 30, 2004.

         Interest expense, net. Interest expense during the nine months ended September 30, 2004 primarily resulted from approximately $1.1 million of amortization of debt discount and deferred debt expense which were incurred as a result of the December 2003 Bridge Note Financing.

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

         On December 19, 2003, we entered into definitive agreements with multiple investors providing for the investors to purchase shares of our Common Stock and warrants, for an aggregate purchase price of $14.5 million in a private placement offering (the "Financing"). As part of the Financing, on December 19, 2003, we received an approximately $1 million secured bridge loan from the investors. The notes issuable in connection with the bridge financing converted into Common Stock upon consummation of the Financing. The closing of the Financing occurred on March 10, 2004, immediately after our stockholders approved the issuance of the securities issuable pursuant to the Financing. The Company received net proceeds (after estimated expenses) from the Financing of approximately $13 million, including the amount loaned to the Company on December 19, 2003. Approximately $300,000 of the net proceeds were used to repay existing indebtedness, consisting of $120,000 to Verizon Wireless, $100,000 to Metricom and $80,000 to Motient. In addition, $600,000 of the net proceeds were used to support a letter of credit in favor of Cingular. Pursuant to the Financing, we issued 1,210,260 shares of Common Stock and issued warrants to purchase a total of 144,731 shares of Common Stock at an exercise price of $12.00 per share. As of September 30, 2004, we had $8.1 million in cash and cash equivalents (exclusive of $600,000 in restricted cash supporting a letter of credit) and working capital of $9.1 million.

         We have incurred significant operating losses since our inception and as of September 30, 2004 have an accumulated deficit of $268.2 million. During the nine months ended September 30, 2004, we incurred a net loss of $3.7 million and used $4.7 million of cash to fund operating activities. Our 2004 operating plan included further reductions in facility costs as a result of our successful renegotiation of long term lease obligations and consolidation of our business operations. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

         Net cash used in operating activities amounted to $4.7 million for the nine months ended September 30, 2004 principally reflecting our net loss and the reduction of accounts payable and accrued expenses occurring after the closing of the Financing described above.

         We used $445,000 in cash in investing activities during the nine months ended September 30, 2004, which primarily resulted from an increase in restricted cash.

         Net cash provided by financing activities was $12.7 million for the nine months ended September 30, 2004, which primarily resulted from closing the Financing described above.

         As of September 30, 2004, our principal commitments consisted of obligations outstanding under operating leases. As of September 30, 2004, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $790,000, of which approximately $269,000 is payable in the next twelve months.

         The following table summarizes GoAmerica's contractual obligations at September 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                                   Less than 1
September 30, (In thousands)                       Total              Year           1-3 Years       4-5 Years       After 5 Years
Contractual Obligations:
    Capital Lease Obligations                             $ 5               $ 5            $ --            $  --              $ --
    Operating Lease                                       790               269             521               --                --
       Obligation
                                              ----------------    --------------    ------------    -------------    --------------
    Total Contractual Cash                              $ 795             $ 274            $521             $ --              $ --
       Obligation
                                              ================    ==============    ============    =============    ==============
Other Commercial Commitments:
    Standby Letter of Credit                             $600               $--            $600             $ --              $ --
                                              ----------------    --------------    ------------    -------------    --------------
    Total Commercial Commitment                          $600               $--            $600             $ --              $ --
                                              ================    ==============    ============    =============    ==============

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We believe that we have limited exposure to financial market risks, including changes in interest rates. At September 30, 2004, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $80,000 based on cash and cash equivalent balances at September 30, 2004. We currently hold no derivative instruments and do not earn foreign-source income.

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

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.

         On February 15, 2002, Eagle Truck Lines Inc. (a/k/a Air Eagle, Inc.) filed suit against GoAmerica, Inc. in the Superior Court of the State of California for the County of Los Angeles seeking payment of $590,000, plus other damages, expenses, interest and costs of suit. This action was removed to the United States District Court for the Central District of California and subsequently, pursuant to a motion brought by GoAmerica, transferred to the District of New Jersey where GoAmerica has moved to have it consolidated with the action described in the next paragraph. (This motion will be decided once a decision in the various motions to dismiss is rendered in the Flash action discussed below.) Air Eagle alleges that GoAmerica, as successor in interest to Flash Creative Management, Inc. ("Flash"), failed to perform its obligations under a consulting contract dated July 2, 1999 (the "Contract"), by and between Flash and Air Eagle. Air Eagle alleges that GoAmerica assumed the rights and liabilities under this Contract as a result of its purchase of substantially all of the assets of Flash in November 2000. On June 3, 2002, GoAmerica filed an amended answer and counterclaim, denying the allegations of the complaint and seeking payment from Air Eagle of an amount not less than $589,993, plus expenses, interest and costs of suit based on Air Eagle's failure to pay for services rendered by Flash and GoAmerica under the Contract. The parties are in advanced settlement discussions and any agreement will be subject to bankruptcy court approval as Air Eagle filed for protection in September 2003 under Chapter 11 in California.

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

         In September 2003, Michael Marts, an individual residing in California, sued Boundless Depot, Scott Johnson and Robert Rademacher (collectively, the "Boundless Depot Defendants"), among others, with respect to claims for breach of contract by some or all of the Boundless Depot Defendants. Wynd Communications was named as a co-defendant in this action (the "Marts Action") as the successor-in-interest to the Deafwireless assets that Wynd and the Company acquired as of March 1, 2003 from the Boundless Depot Defendants pursuant to an asset purchase agreement dated as of February 8, 2003 (the "Deafwireless Agreement"). All of the claims, aggregating approximately $433,000, arose prior to execution of the asset purchase agreement, with more than half of the damages claimed arising prior to 2003. Wynd and the Company intend to defend themselves vigorously as well as to seek to be dismissed from the action and to enforce indemnification obligations of the Boundless Depot Defendants pursuant to the Deafwireless Agreement.

         In a separate but related matter, on September 22, 2004, two of the Boundless Depot Defendants sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of one million dollars for GoAmerica's refusal to pay unattained contingent consideration, comprising cash and/or GoAmerica Common Stock, to Boundless Depot in connection with the Deafwireless Agreement. None of the contractual contingencies of the Deafwireless Agreement were met and some or all of the Boundless Depot Defendants remain in breach of their indemnity obligations under the Deafwireless Agreement with respect to the Marts Action; therefore the Company does not believe that any of the contingent consideration is owed. Moreover, even if all contingencies under the Deafwireless Agreement had been attained, the Company believes that the damages claimed in this case are excessive since the aggregate value of such contingent consideration would not be material. The Company intends to defend this action vigorously and may elect to pursue counterclaims.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

         On May 20, 2004, the Company's Board of Directors authorized the repurchase of up to 62,500 shares of its Common Stock pursuant to a new stock buyback program. As of September 30, 2004, the Company had repurchased an aggregate of 24,0630 shares of its Common Stock at an average price of $7.778. All purchases under the program have been made in the open market at the Company's discretion. The following table sets forth certain information regarding such repurchases during the quarter ended September 30, 2004:

 ----------------------------------------------------------------------------------------------------
                                                        (c) Total Number of     (d) Maximum Number
                                                          Shares Purchased as     of Shares that May
                           (a) Total       (b) Average     Part of Publicly       Yet Be Purchased
                           Number of       Price Paid      Announced Plans or     Under the Plans or
      Period            Shares Purchased    per Share           Programs               Programs
 ----------------------------------------------------------------------------------------------------
    July 1, 2004
    through July 31,
    2004                       -                -                  -                       -
 ----------------------------------------------------------------------------------------------------
    August 1, 2004
    through August            938             $6.80               938                   38,437
    31, 2004
 ----------------------------------------------------------------------------------------------------
    September 1, 2004
    through September          -                -                  -                       -
    30, 2004
 ----------------------------------------------------------------------------------------------------
    Total                     938             $6.80               938                   38,437
 ----------------------------------------------------------------------------------------------------

         On October 1, 2004, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of one-for-eight that was authorized by the Company's stockholders at a Special Meeting of Stockholders on September 30, 2004. The par value of the Company's Common Stock and the number of shares of capital stock that the Company is authorized to issue were not affected by the reverse stock split implementation.

Item 3.  Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

A Special Meeting of Stockholders of GoAmerica, Inc. (the "Company") was held on September 30, 2004 to vote on a proposal to authorize the Company's Board of Directors to amend the Company's restated certificate of incorporation to effect a reverse stock split at one of three different ratios, if required to maintain the Company's listing on the Nasdaq SmallCap Market

There were present at the Special Meeting, in person or by proxy, stockholders holding an aggregate of 11,027,669 shares of Common Stock out of a total number of 16,317,245 shares of Common Stock issued and outstanding and entitled to vote at the Special Meeting. The result of the vote taken at such Special Meeting with respect to the proposal presented was as follows:

   FOR                       AGAINST                 ABSTENTIONS
----------                  ---------                -----------
10,544,774                  343,786                    29,714

References to numbers of shares of the Company's Common Stock in this Item 4 are not adjusted for the subsequent one-for-eight reverse stock split that is the subject of this Item 4.

Item 5. Other Information.

         On August 27, 2003, the Company received a letter from the Nasdaq Stock Market ("Nasdaq") Staff stating that the Company's Common Stock was scheduled to be delisted from the Nasdaq Smallcap Market due to the Common Stock's non-compliance with the $1 minimum bid price per share requirement as set forth in Nasdaq Marketplace Rule 4310 (C) (4). The Company appealed the Nasdaq Staff Determination and subsequently the Nasdaq Listings Qualifications Panel granted the Company a series of temporary exceptions, until May 31, 2004, to regain compliance with the minimum price requirement since the Company continued to meet all of the other listing requirements. On May 14, 2004, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of one-for-ten that had been previously authorized by the Company's stockholders at a Special Meeting of Stockholders on March 10, 2004. The closing bid price per share of the Company's Common Stock did not close at or above $1 during the entire compliance period and on June 3, 2004, Nasdaq Staff sent a letter to the Company stating that the Company's Common Stock was scheduled to be delisted from the Nasdaq Smallcap Market due to the Common Stock's non-compliance with the $1 minimum bid price per share requirement as set forth in Nasdaq Marketplace Rule 4310 (C) (4). The Company appealed the Nasdaq Staff Determination and, on August 18, 2004, the Nasdaq Listing Qualifications Panel granted the Company a temporary exception through October 4, 2004, with interim deadlines for certain actions the Company needed to complete as part of the process of remedying its bid price deficiency. On October 1, 2004, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of one-for-eight that had been authorized by the Company's stockholders at a Special Meeting of Stockholders on September 30, 2004. On October 20, 2004, the Nasdaq Listing Qualifications Panel notified the Company that its bid price deficiency had been remedied and that the Company's Common Stock would continue to be listed on The Nasdaq SmallCap Market.

Item 6. Exhibits.

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

                                        GOAMERICA, INC.


DATE:      November 12, 2004            By:  /s/ Daniel R. Luis
                                             -----------------------------------
                                             Daniel R. Luis
                                             Chief Executive Officer
                                             (Principal Executive Officer)


DATE:      November 12, 2004            By:  /s/ Donald G. Barnhart
                                             -----------------------------------
                                             Donald G. Barnhart
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)