Form 10-K
period 2004-12-31
GOAMERICA INC
filed 2005-03-31
CIK 1101268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number 0-29359


                                 GOAMERICA, INC.
                      ------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                       22-3693371
------------------------------------      --------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


433 Hackensack Avenue, Hackensack, New Jersey                       07601
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's telephone number, including area code  (201) 996-1717


Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
None
-----------------------------          -----------------------------------------

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

                  Yes: |X|                           No: |_|

      The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004), was $11,778,583.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 24, 2005:

                   Class                           Number of Shares
                   -----                           ----------------

         Common Stock, $0.01 par value                2,093,451

      The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

             Item                                                                                   Page
             ----                                                                                   ----
PART I       1.     Business of the Company................................................            2
             2.     Properties.............................................................           12
             3.     Legal Proceedings......................................................           12
             4.     Submission of Matters to a Vote of Security Holders....................           14
             4A.    Executive Officers of the Registrant...................................           14

PART II      5.     Market for the Registrant's Common Equity, Related Stockholder
                         Matters and Issuer Purchases of Equity Securities.................           16
             6.     Selected Consolidated Financial Data...................................           18
             7.     Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.............................................           20
             7A.    Quantitative and Qualitative Disclosures About Market Risk.............           33
             8.     Financial Statements and Supplementary Data............................           33
             9.     Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure..............................................           33
             9A.    Controls and Procedures................................................           34
             9B.    Other..................................................................           34

PART III    10.     Directors of the Registrant............................................           35
            11.     Executive Compensation.................................................           35
            12.     Security Ownership of Certain Beneficial Owners and Management.........           35
            13.     Certain Relationships and Related Transactions.........................           35
            14.     Principal Accountant Fees and Services.................................           35

PART IV     15.     Exhibits and Financial Statements......................................           36

SIGNATURES.................................................................................           38

EXHIBIT INDEX..............................................................................           39

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE................          F-1

      Each reference in this Annual Report to "GoAmerica", the "Company" or "We", or any variation thereof, is a reference to GoAmerica, Inc. and its subsidiaries, unless the context requires otherwise.

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

                           FORWARD-LOOKING STATEMENTS

      The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate",
"anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history;
(ii) our ability to successfully manage our relationship with EarthLink; (iii) our dependence on EarthLink to provide billing, customer and technical support to certain of our subscribers; (iv) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (v) our dependence on wireless carrier networks; (vi) our ability to respond to increased competition in the wireless data industry; (vii) our ability to integrate acquired businesses and technologies; (viii) our ability to generate revenue growth; (ix) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (x) our ability to manage our remaining operations; and (xi) difficulties inherent in predicting the outcome of regulatory processes. Such risks and others are more fully described in the Risk Factors set forth in Exhibit 99.1 to this Annual Report. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY.

GENERAL

      GoAmerica(R) is a wireless data communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired, including wireless subscription and value added services, Internet relay services and wireless devices and accessories. Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica, offers enhanced services known as WyndTell(R) and WyndPower(TM), which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. WyndTell and WyndPower allow customers to send and receive TTY/TDD (text telephone or teletypewriter) messages, faxes, and text-to-speech messages, send and receive email messages to and from any email service, provide for delivery and acknowledgements of sent messages that are read, and access the Internet using such wireless computing devices as Research in Motion, or RIM, wireless handheld devices, certain

Motorola paging devices and the T-Mobile Sidekick, Fido hiptop, and SunCom hiptop devices running on Danger Inc.'s hiptop platform. GoAmerica continues to offer wireless data products and services to the consumer and enterprise markets as well as support customers who use our proprietary software technology called Go.Web(TM). Go.Web is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet on numerous wireless computing devices (including RIM's BlackBerry and interactive handheld devices; Microsoft Pocket PC-based personal digital assistants; Palm operating system-based handheld computing devices; and laptop computers). The Wynd Communications and Go.Web services transmit over most major wireless data networks in North America. Our revenues are derived principally from subscription to our value-added wireless data services, for which customers typically pay monthly recurring fees. We derive additional revenue from the sale of wireless communications devices and commissions from the acquisition of subscribers on behalf of various wireless network providers. We continue to engineer our technology to operate with new versions of wireless devices as they emerge. In September 2004, we launched our GA Prepaid(TM) division and expanded our product portfolio by commencing to offer prepaid products and services, such as domestic and international calling cards, prepaid cellular/wireless telephones and related services. On December 1, 2004, we acquired certain assets from Global Interactive(TM), an established provider of wireless products, services and accessories. Subject to our capital constraints, we intend to evaluate additional alliances and acquisitions that we believe will allow us to quickly increase the scale and scope of our business.

      Our principal office is located at 433 Hackensack Avenue, Hackensack, New Jersey 07601, our voice telephone number is (201) 996-1717, and our TTY number is (201) 527-1520. Our web site is located at www.goamerica.com. We have not incorporated by reference into this Form 10-K any of the information on our web site, and you should not consider it to be a part of this document. Our web site address is included in this document as an inactive textual reference only.

CORPORATE HISTORY

      GoAmerica Communications Corp. was incorporated in Delaware in 1996. In December 1999, GoAmerica, Inc. was incorporated in Delaware and each of the security holders of GoAmerica Communications Corp. exchanged all of their outstanding securities for newly issued securities of GoAmerica, Inc., with GoAmerica Communications Corp. becoming a wholly owned subsidiary of GoAmerica, Inc. GoAmerica, Inc. consummated the initial public offering of its common stock in April 2000 and acquired Wynd Communications on June 28, 2000.

      On November 7, 2000, we acquired substantially all the assets of Flash Creative Management, Inc., a provider of consulting services to business customers in the areas of business improvement, strategy and redesign and in software development and integration, lines of business that we are currently not pursuing.

      On September 25, 2002, we revised our Go.Web business model by entering into a series of agreements with EarthLink, Inc. ("Earthlink"), pursuant to which, among other things, EarthLink purchased all of our Cellular Digital
Packet Data (also known as "CDPD") subscribers and certain other Go.Web subscribers, EarthLink provides billing, collections and customer service to our Go.Web customers, and EarthLink and GoAmerica collaborated on marketing each other's services and developing new applications for and extensions of existing technologies and services. The initial term of this relationship with EarthLink was two years and it has continued to operate on substantially similar terms; however, we cannot predict at this time whether this arrangement will be extended, terminated or restructured.

OUR BUSINESS

      GoAmerica's strategy is to focus its resources on providing a variety of accessible communications services to people who are deaf, hard of hearing and/or speech impaired. According to the American Speech and Hearing Association, more than 28 million Americans currently experience some level of significant hearing loss.

      At December 31, 2004, GoAmerica had approximately 7,400 Wynd Communications subscribers and approximately 48,700 Go.Web subscribers, from which we receive, directly or indirectly, monthly subscription fees and, to a lesser degree, usage fees. Throughout 2004, the number of Wynd Communications subscribers decreased, in part due to migration to newer networks and devices offered by wireless carriers and in part due to our strengthening of our credit profile requirements. Accordingly, we have been shifting our business emphasis from the resale of network airtime to a more concentrated effort on value added services, which we believe will result in a lower overall cost structure and higher gross margin contribution from our wireless revenue streams. This shift has also permitted us to restructure our previous agreement with Communications Services for the Deaf ("CSD") to serve as our outsourced provider for customer support during nights and weekends. Our relationship with CSD enables our customers to contact us via voice, TTY, or email on a 7 x 24 basis.

      The subscription and value added services currently offered by Wynd Communications are WyndTell and WyndPower, which enable deaf, hard of hearing and/or speech-impaired users to communicate with co-workers, friends, family members, and AAA Emergency Roadside service, by means of wireless devices, using communications options such as email, fax, paging, text-to-speech, Text Telephone ("TTY", sometimes referred to as "TDD") messaging, and operator assisted services as well as access to the Internet.

      In addition to wireless subscription and value added services, we currently offer two forms of Internet Relay service: a wireless service marketed in conjunction with Sprint Corporation, which launched in August 2004, and, as of March 24, 2005, our i711.com(TM) branded Internet service, which uses Nordia, Inc.'s technology platform and relay operators (also referred to as Communication Assistants or "CA's") to facilitate calls. Our wireless relay service called Sprint Relay Wireless(TM), which launched in May 2004, permits deaf consumers to contact a Telecommunications Relay Service, or "TRS", operator to place a "live" call using certain wireless handheld devices. TRS generally, enables standard voice telephone users to talk to people who have difficulty hearing or speaking on the telephone by having a Communications Assistant interpret for both parties.

      Substantially all TRS, including our Internet Relay services, are free to the consumers who use them. Like the other relay service providers, we receive payment indirectly from the federal government based on relay minutes used that are initiated on our particular service. The Federal Communications Commission requires all telephone common carriers to pay certain amounts to a central reimbursement fund, establishes a per-minute reimbursement rate and authorizes the National Exchange Carriers Association to administer the payments to service providers like us from the reimbursement fund. To date, our Internet Relay services have not been a significant source of revenue, we do not know if our services will initiate a critical mass of communication minutes, and we do not know if the current and future per-minute reimbursement rates will increase, decrease or remain substantially the same as current levels. (see "Business - Government Regulation")

      For a person that is deaf or severely hard of hearing, the TTY or TDD, a text-based communications instrument that operates in North America using an outdated Baudot 45.5 protocol, had historically been the centerpiece of telecommunications accessibility, usually requiring a wireline connection. The size and weight of most TTY devices and the slow transmission speed of the Baudot protocol makes communicating "on-the-go" a difficult task for a deaf individual. Over the years, advances in regulatory policy and technology have vastly improved the level of communications accessibility available to deaf consumers nationwide. (see "Business - Government Regulation").

      Although some people who are deaf or hard of hearing are still able to use voice-based communications services, TRS are a basic necessity for those within this segment of the population who are profoundly deaf or speech impaired. The Internet Relay and Video Relay sectors of TRS are growing steadily due to broadband technology developments and the prevalence of the Internet. Internet Relay is available to anyone who has access to the Internet via a computer, wireless handheld device, Web-capable telephone or any other Internet Protocol-based device. Unlike traditional TRS, where a TTY user contacts a TRS center via telephone lines and the CA at the TRS center calls the receiving party via voice telephone, the first leg of an Internet Relay call goes from the caller's computer or other Web-capable device, to the TRS relay center via the Internet. With the development of multiple Internet Relay services, deaf consumers now can choose their own relay provider rather than being required to use the provider for the State in which they live. We developed our i711.com web portal and service with distinctive calling features and a community orientation in order to be perceived as user friendly, familiar and a preferred Internet Relay service.

      Video Relay services enable individuals who use American Sign Language to use video equipment to make calls by communicating with a CA, who interprets the initial message into either speech or text and signs back the hearing party's response. We do not presently offer a Video Relay service; however, we intend to explore opportunities to be able to offer Video Relay services in the future.

      We believe that the potential market for wireless and relay communications services among deaf and hard of hearing consumers is largely underserved, providing us with opportunities for additional growth.

      We seek to deepen penetration within our installed subscriber base and expand the breadth of our overall customer base by distinguishing our current and future offerings with value added solutions and, subject to capital constraints, through increased marketing activities. In September 2004, we launched our GA Prepaid division and expanded our product portfolio by commencing to offer prepaid products and services, such as domestic and international calling cards, prepaid cellular/wireless telephones and related services. We are in the process of obtaining certification of our prepaid telephones for use with hearing aids. On December 1, 2004, we acquired certain assets from Global Interactive, an established provider of wireless products, services and accessories, including the proprietary BerryPac(TM), which includes a custom designed carrying case for RIM's Blackberry wireless devices.

      Our GA Prepaid telephone calling cards are marketed to U.S. consumers, for whom prepaid calling cards are a primary means of domestic and international telecommunications, under a variety of brand names, including Cafe' Con Leche, Caribbean Express(TM) and Caribbean Queen(TM), Canela(TM), Charitto(TM), El Gordo(TM), GA Worldwide(TM), Mi Sueno(TM), and Ta Mejor(TM). Cards are sold in various denominations through non-exclusive distributors, the majority of which are currently located in the northeastern U.S. Revenues derived from sales of our prepaid calling cards are deferred upon sale of the cards and recognized upon the earlier of the card being fully utilized or its expiration, which is 90 days from the date of first usage.

      We have established our own telecommunications switching platform, using a combination of dedicated lines and Voice-over-Internet Protocol (VOIP) technology as the underlying network architecture. Our switching platform connects to multiple tier-1 and tier-2 carriers that terminate traffic for us in over 250 countries and territories.

      In addition to prepaid calling cards, in March 2005, we began selling prepaid wireless services, consisting of a new Clear Mobile(TM) wireless handset with approximately 100 prepaid minutes of use on Cingular's network. Consumers can purchase Clear Mobile refill cards by various means, including from authorized retail outlets or distributors, from us directly and via certain websites. Additionally, some competitor refill cards can be utilized with our phones for which we would not receive revenue. Our prepaid wireless services can be used nationally, however our current distribution is primarily in the northeast U.S. due to our recent service rollout and our corporate location in that geographic market.

      Our Global Interactive product lines provides, among other things, the opportunity to sell wireless communications devices and earns commissions through the acquisition of subscribers on behalf of various network providers with which we do not otherwise have reseller agreements.

      We continue to support wireless data technology, applications and software that address the productivity and communications needs of enterprise customers and consumers. In the enterprise market, our solutions are primarily based on our proprietary software technology called Go.Web. By utilizing Go.Web, corporations can improve the productivity of employees by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks. Our Go.Web technology can be hosted and supported in a secure network operations center maintained by GoAmerica or its third party outsourcing provider.

SALES AND MARKETING

Sales

      We currently sell our services and solutions through two primary channels of distribution: direct and indirect. As of March 1, 2005, we had 4 employees working in our sales department.

      Direct Distribution. Direct distribution methods consist of those channels in which our personnel actively assist the customers with placing orders, currently comprised of our sales professionals and our DeafWireless Superstore(TM), an online shopping portal designed for people who are deaf or hard of hearing. Our telesales representatives respond to queries generated as a result of Web site visits and our marketing efforts, which usually contain our toll-free sales telephone and TTY numbers.

      Indirect Distribution. Indirect distribution methods consist of those channels where our distribution alliance partners take the order directly from the customers or refer customers to one of our direct sales representatives. With indirect distribution, we capture new business through dealers and value added resellers.

      Dealers offer our products and services to their customers and are paid a commission for each sale. A dealer's commission may consist of a one-time bounty only or may include a small percentage of revenues generated by their customers. Dealers are not responsible for billing or supporting the customer.

      Value added resellers buy our services at a discounted wholesale price and then sell these services to their customers at a retail price. Resellers are not paid a commission. Resellers are responsible for selling the GoAmerica service and mobile devices, and billing and supporting the customer. We are responsible for billing the reseller.

Marketing

      We typically deploy a marketing mix consisting of direct mail, Internet direct response, print ads in periodicals aimed at deaf and hard of hearing audiences, and tradeshow sponsorship and support. As of March 1, 2005, we had 3 employees working in our marketing department.

TECHNOLOGY AND OPERATIONS

Service Infrastructure

      Data Center. We consolidated our Go.Web and WyndTell production systems into a single data center operated by a third party during April 2004. This new outsourced facility provides mission critical services to a variety of large corporate clients. Our outsourcing strategy provides our customers with the highest levels of reliability while enabling our Company to operate with a lower overall cost structure. We believe this data center is capable of meeting the capacity demands and security standards for services we have developed or are developing for our customers. Technical personnel will monitor network traffic, service quality, and security continually.

      Wireless Networks. Through our relationships with leading wireless services providers, we are able to offer our customers the ability to use our wireless solutions in most major metropolitan areas in the continental U.S. and parts of Canada. We are a dealer for a variety of wireless network providers, and, in other cases, we provide wireless services directly to our customers through reseller agreements with wireless network operators such as Velocita (formerly Cingular Interactive), Motient and Metrocall (formerly WebLink Wireless). This type of wireless resale offering is primarily limited to our WyndTell services.

Software Technology

      For our Wynd Communications business, we deploy a combination of licensed technology and custom built software. This technology gives our customers access to wireless messaging and information services specifically geared toward the needs of the deaf and hard of hearing users. We have developed and run gateway technology to connect wireless devices to a variety of traditional TTY devices as well as our proprietary TTY-based applications. Currently, our Wynd software supports the RIM-based family of 95X and 85X devices, certain Motorola paging devices, and the T-Mobile Sidekick, Fido hiptop and SunCom hiptop devices running on Danger Inc.'s hiptop platform.

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

Licensed Software Technology

      The Velocita (formerly Cingular) Interactive Paging Service, or IPS, is based on server software that we have licensed. We are one of a limited number of companies that have deployed an IPS gateway. This service provides two-way messaging on devices such as the RIM interactive devices.

Customer Service, Billing and Fulfillment

      We provide corporate or individual customer billing for all Wynd Communications customers' subscription fees, devices and modems, and other related fees. Resellers such as EarthLink provide the majority of customer support and billing for our Go.Web services. The outsourcing structure enables us to provide our customers with best-in-class support while minimizing our own costs of operations.

      For product fulfillment, we maintain an inventory of mobile devices for our Wynd Communications, Global Interactive and Prepaid customers, which we buy from third-party manufacturers and resellers. EarthLink handles that function for our Go.Web customers.

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

      Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do, although none (to our knowledge) are exclusively devoted to consumers who are deaf or hard of hearing as is our Wynd Communications subsidiary. Despite the lack of focus, many of these companies may have greater name recognition and may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. Competitive pressures may have a material adverse effect on our business and reduce our market share or force us to lower prices to unprofitable levels.

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

INTELLECTUAL PROPERTY RIGHTS

      We have not yet obtained patents on our technology that would preclude or inhibit competitors from using our technology. In February 2001, we filed a patent application on certain aspects of our Go.Web technology. The application is presently pending in the United States Patent and Trademark Office and has been filed internationally. Certain aspects of our various technologies rely on perpetual, royalty-free, worldwide licenses under third party patents relating to wireless products and services. We rely on a combination of patent, copyright, trademark, service mark, trade secret laws, unfair competition law and contractual restrictions to establish and protect certain proprietary rights in our technology and intellectual property. We have received or applied for registration of certain of our GoAmerica and Wynd names and marks in the United States Patent and Trademark Office. The steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third party development of similar technologies. In addition, the laws of certain foreign countries may not protect our technologies or intellectual property rights to the same extent as do the laws of the United States. We also rely on certain technologies that we license from third parties. These third party technology licenses may not continue to be available to us on commercially attractive terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on our business, financial condition or results of operations. Third parties could claim infringement by us with respect to current or future technology. We expect that we and other participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause service or installation interruptions or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, financial condition or results of operations.

GOVERNMENT REGULATION

      The enactment of the Americans with Disabilities Act of 1990 mandated that every State implement a system for Telecommunications Relay Services whereby a deaf consumer, using a TTY connected to the telephone network, could communicate with a hearing person through the use of a relay operator. The Federal Communications Commission ("FCC") has oversight responsibility for Telecommunications Relay Services in the U.S. and maintains guidelines that all States must follow. These services, beginning statewide in California in 1987 and nationally available since 1992, empowered deaf consumers to expand their use of the TTY in telephone conversations with hearing parties as well. At the national level, interstate relay services are funded by FCC-mandated common carrier contributions to a reimbursement fund that is administered by the National Exchange Carrier's Association. At the State level, funds for intrastate relay reimbursement can come from rate payer surcharges, tariff charges to the local exchange carrier or taxes as administered by the State.

      We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. The wireless network carriers we contract with to provide airtime are subject to regulation by the FCC. Changes in FCC regulations could affect the availability of wireless coverage these carriers are willing or able to sell to us. We could also be adversely affected by developments in regulations that govern or may in the future govern the Internet, the allocation of radio frequencies or the placement of cellular towers. Also, changes in these regulations could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition or results of operations.

      We currently do not collect sales or other taxes with respect to the sale of services or products in states and countries where we believe we are not required to do so. We do collect sales and other taxes in the State in which we have an office and are required by law to do so. One or more jurisdictions have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on our products and services, or remit payment of sales or other taxes for prior periods, could have a material adverse effect on our business, financial condition or results of operations.

      Any new legislation or regulation that may be adopted by the United States Congress to regulate the Internet, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business.

EMPLOYEES

      As of March 1, 2005, we had a total of 40 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES. REFERENCE NEW LEASE

      We own no real property. Our principal offices are located at 433 Hackensack Avenue in Hackensack, New Jersey, consisting of approximately 10,000 square feet that we lease until July 2007. On November 14, 2003, GoAmerica and our GoAmerica Communications Corporation subsidiary entered into two agreements with Stellar Continental LLC ("Stellar"), the then lessor of our corporate headquarters at 433 Hackensack Avenue and our former office at 401 Hackensack Avenue, both located in Hackensack, New Jersey. The agreements consisted of a Surrender Agreement and a new Lease Agreement as well as a Common Stock purchase warrant. These agreements enabled us and our subsidiary to cure all prior defaults under the previous lease, which we refer to below as the "Original Lease", and terminated all parties' rights and obligations under the Original Lease, in exchange for (i) Stellar's, or its successors' right to retain $555,755 previously drawn on a letter of credit of ours that secured the Original Lease, (ii) our issuing a warrant to Stellar that allows it to acquire up to 12,500 shares of our Common Stock at an exercise price of $36.80 per share at any time prior to the close of business on November 13, 2008, and (iii) the execution of a new lease, between our GoAmerica Communications Corporation subsidiary and Stellar for office space at 433 Hackensack Avenue, Hackensack, New Jersey. This new lease was entered into as of August 1, 2004. These agreements relieved us of approximately $8.1 million of future minimum payments on operating lease obligations. These agreements also require us to rent from Stellar's successor any new office space in New Jersey that we require during the term of the new lease, on terms no less favorable than the new lease.

      The offices of Wynd Communications formerly located in San Luis Obispo, California, consisting of approximately 7,400 square feet, were consolidated with our Hackensack, New Jersey office during the first half of 2004.

      In April 2004, we consolidated all of our network operations to a co-location third party facility in Leonia, New Jersey. The agreement under which we operated our approximately 7,000 square foot New York City network operating center expired on February 29, 2004. We believe that our current facilities are adequate to support our existing operations subject to any credit or liquidity matters discussed in "Risk Factors".

ITEM 3. LEGAL PROCEEDINGS.

      On February 15, 2002, Eagle Truck Lines Inc. (also known as Air Eagle, Inc.) filed suit against GoAmerica, Inc. in the Superior Court of the State of California for the County of Los Angeles seeking payment of $590,000, plus other damages, expenses, interest and costs of suit. This action was removed to the United States District Court for the Central District of California and subsequently, pursuant to a motion brought by GoAmerica, transferred to the District of New Jersey where GoAmerica moved to have it consolidated with the action described in the next paragraph. Air Eagle alleged that GoAmerica, as successor in interest to Flash Creative Management, Inc. ("Flash"), failed to perform its obligations under a consulting contract dated July 2, 1999 (the "Contract"), by and between Flash and Air Eagle. Air Eagle alleged that GoAmerica assumed the rights and liabilities under this Contract as a result of the Company's purchase of substantially all of the assets of Flash in November 2000. On September 19, 2003, Air Eagle filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Central District of California. In December 2004, the parties agreed and received court approval to settle this litigation in consideration of GoAmerica's paying Air Eagle $140,000 and Air Eagle principals agreeing to assist GoAmerica in the Company's litigation against the Flash Defendants below.

      In a separate but related matter, on July 31, 2002, GoAmerica filed suit against Flash and certain former officers and shareholders of Flash (the "Flash Defendants") in the United States District Court for the District of New Jersey for violations of federal and state securities law and common law fraud in connection with the sale of the assets of Flash to GoAmerica. In October 2002, each of the Flash Defendants filed answers to GoAmerica's complaint denying all of the Company's charges, with one of the Flash Defendants adding counterclaims against the Company and certain named officers alleging, among other things, fraudulent misrepresentation, violations of state securities law and unjust enrichment in excess of $1 million. The other Flash Defendants have been granted leave to amend their answer to include substantially similar counterclaims against the Company and Company officer defendants. The Company filed a motion to dismiss the Flash Defendants' counterclaims, and the Flash Defendants filed cross-motions for judgment on the pleadings and for summary judgment seeking dismissal of the Company's claims against them. On March 2, 2005, all of the Flash Defendants' counterclaims against the Company and the Company officer defendants were dismissed, and the Flash Defendants' cross-motions to dismiss the Company's claims against them were denied in all respects other than the common law fraud claim. The Company is exploring its options as a result of these favorable dismissals.

      In September 2003, Michael Marts, an individual residing in California, sued Boundless Depot, Scott Johnson and Robert Rademacher (collectively, the "Boundless Depot Defendants"), among others, with respect to claims for breach of contract by some or all of the Boundless Depot Defendants. Wynd Communications was named as a co-defendant in this action (the "Marts Action") as the successor-in-interest to the Deafwireless assets that Wynd and the Company acquired as of March 1, 2003 from the Boundless Depot Defendants pursuant to an asset purchase agreement dated as of February 8, 2003 (the "Deafwireless Agreement"). All of the claims, aggregating approximately $433,000, arose prior to execution of the Deafwireless Agreement, with more than half of the damages claimed arising prior to 2003. Wynd and the Company are no longer parties to the Marts Action pursuant to their motion to dismiss being granted on March 17, 2005.

      In a separate  but related  matter,  on  September  22,  2004,  two of the
Boundless Depot Defendants sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles,
claiming damages of one million dollars for GoAmerica's refusal to pay unattained contingent consideration, comprising cash and/or GoAmerica Common Stock, to Boundless Depot in connection with the Deafwireless Agreement. We believe that the contractual contingencies of the Deafwireless Agreement were not met and that the Boundless Depot Defendants remain in breach of their indemnity obligations under the Deafwireless Agreement with respect to the Marts Action; therefore the Company does not believe that any of the contingent consideration is owed. Moreover, even if all contingencies under the Deafwireless Agreement had been attained, the Company believes that the damages claimed in this case are excessive since the aggregate value of such contingent consideration would not be material. The Company intends to defend this action vigorously and may elect to pursue counterclaims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Stockholders was held on December 17, 2004. There were present at the Annual Meeting, in person or by proxy, stockholders holding an aggregate of 1,451,978 shares of Common Stock out of a total number of 2,039,565 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting. The results of the vote taken at such Annual Meeting with respect to the election of the nominees to be our Class A directors as elected by the holders of the Common Stock to hold office until the 2007 Annual Meeting were as follows:

              Nominees                 For                  Withheld
             ---------                 ---                  --------
           Joseph Korb              1,449,497                 2,481
           Mark Kristoff            1,450,669                 1,309

      Daniel Luis and David Lyons, who was appointed to our Board on October 21, 2004, continued their terms as Class B directors, which term expires at the 2005 Annual Meeting of Stockholders. Aaron Dobrinsky, Alan Docter and King Lee continued their terms as Class C directors, such terms expiring at the 2006 Annual Meeting of Stockholders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The  following  table  identifies  the current  executive  officers of the
Company:

                           CAPACITIES IN                            IN CURRENT
NAME              AGE      WHICH SERVING                          POSITION SINCE
----              ---      -------------                          --------------

Daniel R. Luis    38       Chief Executive Officer and Director        2003

Donald Barnhart   47       Chief Financial Officer                     2004

Jesse Odom        39       Chief Technology Officer                    2000

Wayne D. Smith    46       Executive Vice President, General Counsel   2005
                             and Secretary

------------
      Daniel Luis joined our Board of Directors in January 2003 at the time he was elected our Chief Executive Officer. He previously served as our President and Chief Operating Officer from May 2002 until January 2003. Mr. Luis is also President and Chief Executive Officer of Wynd Communications Corporation, which became a wholly owned subsidiary of GoAmerica in June 2000. Mr. Luis joined Wynd in 1994 and has held his current positions with Wynd since 1998.

      Donald Barnhart joined GoAmerica in 1999 and became its Vice President and Controller in 2000. He was appointed Chief Financial Officer in March 2004. Prior to joining GoAmerica, Mr. Barnhart was employed by Bogen Communications (a telecommunications manufacturer) as its Accounting Manager and operated his own accounting and consulting firm. Mr. Barnhart is a CPA in New Jersey.

      Jesse Odom joined GoAmerica in 1996 as Vice President of Network Operations. He was appointed Chief Technology Officer in November 2000. Prior to joining GoAmerica.

      Wayne Smith joined GoAmerica in May 2002 as Vice President, General Counsel and was appointed corporate Secretary in November 2003. He was appointed Executive Vice President, General Counsel and Secretary in March 2005. Prior to joining GoAmerica, Mr. Smith held a variety of legal and staff positions with Viacom Inc. (a diversified entertainment company) from 1985 to 2001, most recently serving as Vice President, Corporate Counsel.

      None of our executive officers is related to any other executive officer or to any director of the Company. Our executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK

      Our common stock traded on the Nasdaq National Market from our initial public offering in April 2000 until August 28, 2002, at which time our listing moved to the Nasdaq Small Cap Market, where it continues to trade under the symbol "GOAM".

      The following table sets forth the high and low sales prices for our common stock for the quarters indicated as reported on the Nasdaq National Market and Nasdaq SmallCap Market.

            QUARTER ENDED                      HIGH                  LOW
       ---------------------------------------------------------------------
         March 31, 2003.............          $36.80               $16.80
         June 30, 2003..............          $59.20               $12.00
         September 30, 2003.........          $44.80               $19.20
         December 31, 2003..........          $82.40               $23.20
         March 31, 2004.............          $56.80               $14.40
         June 30, 2004..............          $20.00                $6.32
         September 30, 2004.........           $6.88                $2.56
         December 31, 2004..........          $14.50                $2.48

      As of March 24, 2005, the approximate number of holders of record of our common stock was 100 and the approximate number of beneficial holders of our common stock was 12,135.

      The market price of our common stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Changes in the market price of our common stock and other securities may result from, among other things:

      o     Quarter-to quarter variations in operating results
      o     Operating results being less than analysts' estimates
      o     Changes in analysts' earnings estimates
      o Announcements of new technologie, products and services or pricing policies by us or our competitors
      o Announcements of acquisitions or strategic partnerships by us or our competitors
      o     Developments in existing customer or strategic relationships
      o     Actual or perceived changes in our business strategy
      o     Developments in pending litigation and claims
      o     Regulatory developments
      o     Sales of large amounts of our common stock
      o Changes in market conditions in wireless technology and wireless telecommunication
      o     Changes in general economic conditions
      o     Fluctuations in securities markets in general.

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

      The following table gives information about the Company's Common Stock that my be issued upon the exercise of options, warrants and rights under the Company's GoAmerica, Inc. 1999 Stock Plan and GoAmerica Communications Corp. 1999 Stock Option Plan as of December 31, 2004. These plans were the Company's only equity compensation plans in existence as of December 14, 2004.

                                                                                          NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE
                                                                                              FOR FUTURE
                                         (A)                         (B)                 ISSUANCE UNDER EQUITY
                              NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE      COMPENSATION PLANS
                               ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                 OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND              REFLECTED IN
                                 WARRANTS AND RIGHTS               RIGHTS                       COLUMN (A))
                                 -------------------       ------------------------      -----------------------
Equity Compensation Plans
Approved by
Shareholders.............                   212,746                      $  100.42                        57,028

Equity Compensation Plans
Not Approved by
Shareholders ............                         --                            --                            --

Total....................                    212,746                     $  100.42                        57,028
                                           =========                     =========                       =======

RELATED STOCKHOLDER MATTERS

      We have never declared or paid any cash dividends on our common stock. We intend to retain earnings, if any, to fund future growth and the operation of our business.

ITEM  6. SELECTED CONSOLIDATED FINANCIAL DATA.

      The selected consolidated financial data set forth below with respect to our statement of operations data for the years ended December 31, 2004, 2003 and 2002, and with respect to the consolidated balance sheet data at December 31, 2004 and 2003 are derived from and are qualified by reference to our audited consolidated financial statements and related notes thereto presented elsewhere herein. Our selected consolidated statement of operations data for the years ended December 31, 2001 and 2000 and consolidated balance sheet data as of December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Annual Report on Form 10-K.

                                                             YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------
                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                             2004         2003         2002         2001         2000
                                          ---------    ---------    ---------    ---------    ---------
CONSOLIDATED STATEMENT OF OPERATIONS
   DATA:
   Revenues:
     Subscriber .......................   $   5,588    $  10,108    $  29,017    $  28,308    $   8,535
     Equipment ........................         181        1,042        6,560       10,088        5,097
     Other ............................         453          728          335          618          242
                                          ---------    ---------    ---------    ---------    ---------
   Total revenue ......................       6,222       11,878       35,912       39,014       13,874
                                          ---------    ---------    ---------    ---------    ---------
   Costs and expenses:
     Cost of subscriber revenue .......       2,539        2,669       20,434       22,578        7,194
     Cost of equipment revenue ........         260        1,152        8,537       20,665        6,090
     Cost of network operations .......         733        1,828        3,074        3,264          623
     Cost of other revenue ............         201           --           --           --           --
     Sales and marketing ..............         597        1,072        8,038       24,700       35,807
     General and administrative .......       5,625        9,617       29,082       40,685       26,853
     Research and development .........         507        1,209        3,456        4,174          762
     Depreciation and amortization of
        fixed assets ..................         804        1,912        4,342        2,987          994
     Amortization of goodwill and other
        intangibles ...................         682        1,081        1,483       18,398        7,247
     Impairment of goodwill ...........          --          193        8,400       12,991           --
     Impairment of other intangible
        assets ........................          --           --           --       12,423           --
     Impairment of other long-lived
        assets ........................          --        1,202        5,582           97           --
                                           ---------    ---------    ---------    ---------    ---------
   Total costs and expenses ...........      11,948       21,935       92,428      162,962       85,570
                                           ---------    ---------    ---------    ---------    ---------
   Loss from operations ...............      (5,726)     (10,057)     (56,516)    (123,948)     (71,696)
   Other income:
     Gain on sale of subscribers ......          --        1,756           --           --           --
     Settlement gains, net ............       1,494           85           --           --           --
     Interest (expense) income, net ...        (944)        (275)         191        3,099        6,944
                                          ---------    ---------    ---------    ---------    ---------
   Total other income .................         550        1,566          191        3,099        6,944
                                          ---------    ---------    ---------    ---------    ---------
   Net loss before benefit from income
     taxes ............................      (5,176)      (8,491)     (56,325)    (120,849)     (64,752)
   Income tax benefit .................         732          284          436          578           --
                                          ---------    ---------    ---------    ---------    ---------
   Net loss ...........................      (4,444)      (8,207)     (55,889)    (120,271)     (64,752)
   Beneficial conversion feature and
     accretion of redemption value of
     mandatorily redeemable convertible
     preferred stock ..................          --           --           --           --      (30,547)
                                          ---------    ---------    ---------    ---------    ---------
   Net loss applicable to common
     stockholders .....................   $  (4,444)   $  (8,207)   $ (55,889)   $(120,271)   $ (95,299)
                                          =========    =========    =========    =========    =========
   Basic net loss per share applicable
     to common stockholders ...........   $   (2.49)   $  (12.10)   $  (83.04)   $ (181.45)   $ (175.56)
                                          =========    =========    =========    =========    =========
   Diluted net loss per share
     applicable to common stockholders    $   (2.49)   $  (12.10)   $  (83.00)   $ (180.34)   $ (174.55)
                                          =========    =========    =========    =========    =========
   Weighted average shares used in
     computation of basic net loss per
     share applicable to common
     stockholders .....................       1,785          678          673          663          543
   Weighted average shares used in
     computation of diluted net loss
     per share applicable to common
     stockholders .....................       1,785          678          673          667          546

                                                     AS OF DECEMBER 31,
                                   --------------------------------------------------------
                                                      (IN THOUSANDS)
                                       2004       2003        2002        2001       2000
                                   --------------------------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents ........ $  7,098   $    568    $  4,982    $ 34,977   $114,411
Working capital (deficit) ........    8,530     (2,656)     (1,037)     33,292    113,530
Total assets .....................   17,986     12,965      26,765      87,785    207,746
Total stockholders' equity .......   16,814      7,142      13,017      66,413    181,530

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

OVERVIEW

      GoAmerica(R) is a wireless data communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired, including wireless subscription and value added services, Internet relay services and wireless devices and accessories. Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica, offers enhanced services known as WyndTell(R) and WyndPower(TM), which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. GoAmerica continues to offer wireless data products and services to the consumer and enterprise markets as well as support customers who use our proprietary software technologu called Go.Web(TM). GoWeb is designed for use mainly by enterprise customers to enable secure wireless access to corporate date and the Internet on numerous wireless computing devices. In September 2004, we launched our GA Prepaid(TM) division and expanded our product portfolio by commencing to offer prepaid products and services, such as domestic and international calling cards, prepaid cellular/wireless telephones and related services. On December 1, 2004, we acquired certain assets from Global Interactive(TM), an established provider of wireless products, services and accessories.

      Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. During March 1997, we commenced offering our services to individuals and businesses. Since our inception, we have invested significant capital to build our wireless network operations and e-commerce system as well as our billing system. We have invested additional capital in the development of our software applications Go.Web and Mobile Office(R) as well as other software applications. We have provided mobile devices made by third parties to our customers at prices below our costs for such devices. We have incurred operating losses since our inception and expect to continue to incur operating losses for a portion of the fiscal year ending December 31, 2005. We will need to significantly improve our overall gross margins, and further reduce our selling, general and administrative expenses to become profitable and sustain profitability on a quarterly or annual basis. We will seek to grow Wynd's business through additional strategic alliances or new service offerings. As a result of our strategic alliance with EarthLink, Inc., or EarthLink, we experienced an overall decline in revenue while gross margins increased and selling, marketing and administrative declined. We have generated and may continue to generate revenues from EarthLink from three primary sources: (i) recurring service revenue; (ii) software revenue; and (iii) activation bounties. We have substantially reduced our costs of subscriber airtime and operating costs as a result of our relationship with EarthLink.

      Our subscriber revenue primarily consists of monthly service fees, which we recognize as revenue when the services are provided to the subscriber. Subscriber revenue accounted for approximately 89.8%, 85.1% and 80.8% of our total revenue during 2004, 2003 and 2002, respectively. Historically, we offered a variety of mobile data service plans. Our consumer plans, which are marketed through Wynd, provide data usage on multiple mobile devices through variable and fixed monthly fees ranging from $9.95 to $39.95. In the enterprise market, we provide unlimited data usage on any mobile device for a fixed monthly fee, which currently ranges from $1.25 to $17.95. We will continue to derive recurring subscriber revenue from our consumer channels and through the sale of our Go.Web software. We also typically sell third-party mobile devices in conjunction with a service agreement to a new subscriber. Equipment revenue accounted for approximately 2.9%, 8.8% and 18.3% of our total revenue during 2004, 2003 and 2002, respectively. We recognize equipment revenue at the time of the shipment of the mobile device to a subscriber.

      In addition to our subscriber and equipment revenue, we historically have generated other revenue which consists of consulting services relating to the development and implementation of wireless data systems for certain corporate customers. We anticipate that our professional service revenues will decrease as a percentage of our total revenues during 2005 from prior year levels.
Additionally, we anticipate during 2005 that the amount of our non-recurring bounty revenues we receive from EarthLink and other wireless providers for selling their wireless services and other product offerings to increase as compared with 2004 levels.

      Our sales and marketing expenses consist primarily of compensation and related costs for marketing personnel, advertising and promotions, travel and entertainment and other related costs. We expect sales and marketing expenses to increase as a percentage of sales during 2005 as compared to 2004 as we introduce new products and services to the consumer marketplace. Our general and administrative expenses consist primarily of compensation and related costs for general corporate and business development, along with rent and other related costs. We expect general and administrative expenses to decrease as a percentage of our annual revenues. Our research and development expenses consist primarily of compensation and related costs and professional service fees. Depreciation and amortization expenses consist primarily of depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases.

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

      Net interest expense consists primarily of amortization of deferred debt expense and is partially offset by interest earned on cash and cash equivalents. We expect interest expense to decrease during 2005 as compared with 2004 as a result of the deferred debt described above being fully amortized as of December 31, 2004.

      During 2001, we acquired OutBack Resource Group, Inc., a software development company. The total purchase price of approximately $148,000 included the issuance of 1,687 shares of common stock valued at $76.80 per share and warrants issued at the date of acquisition with an estimated fair market value of approximately $19,000 to purchase an aggregate of 843 shares of our common stock at an exercise price of $240.00 per share. As a result of this acquisition, we recorded intangibles of approximately $193,000.

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

      On December 19, 2003, we announced plans for a strategic re-focusing premised on a financing that we completed in 2004. Our strategy is centered on the pursuit of three priorities, centered on the market currently serviced by our Wynd Communications subsidiary:

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

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. We also generally charge a non-refundable activation fee upon initial subscription. Equipment revenue is recognized upon shipment to the end user. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market conditions. We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In assessing the recoverability of our goodwill, other intangibles and other long-lived assets, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                                    PERCENTAGE OF REVENUE
                                                           ---------------------------------------
                                                                         YEARS ENDED
                                                                         DECEMBER 31,
                                                           ---------------------------------------
                                                             2004            2003           2002
                                                           --------        --------       --------
Revenue:
     Subscriber......................................          89.8%           85.1%          80.8%
     Equipment.......................................           2.9             8.8           18.3
     Other...........................................           7.3             6.1            0.9
                                                           --------        --------       --------
         Total revenue...............................         100.0           100.0          100.0
Costs and expenses:
     Cost of subscriber revenue......................          40.8            22.5           56.9
     Cost of equipment revenue.......................           4.2             9.7           23.8
     Cost of network operations......................          11.8            15.4            8.6
     Cost of other revenue...........................           3.2              --             --
     Sales and marketing.............................           9.6             9.0           22.4
     General and administrative......................          90.4            81.0           81.0
     Research and development........................           8.1            10.2            9.6
     Depreciation and amortization of fixed assets...          12.9            16.1           12.1
     Amortization of other intangibles...............          11.0             9.1            4.1
     Impairment of goodwill..........................             --            1.6           23.4
     Impairment of other long-lived assets...........             --           10.1           15.5
                                                           ---------       --------       --------
         Total costs and expenses....................         192.0           184.7          257.4
                                                           --------        --------       --------
         Loss from operations........................          92.0            84.7          157.4
Other income (expense)...............................           8.8            13.2            0.5
Income tax benefit...................................          11.8             2.4            1.2
                                                           --------        --------       --------
         Net loss....................................          71.4%           69.1%         155.7%
                                                           ========        ========       ========

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

      Subscriber revenue. Subscriber revenue decreased to $5.6 million for the year ended December 31, 2004 from $10.1 million for the year ended December 31, 2003. This decrease was primarily due to declines in our full service offering subscriber base. Our subscriber base decreased to 56,026 subscribers at December 31, 2004 from 75,130 subscribers at December 31, 2003. We expect the number of our subscribers to remain relatively constant to levels at December 31, 2004. Our average monthly revenue per user, or ARPU, decreased to $7.10 for the year ended December 31, 2004 from $10.10 for the year ended December 31, 2003.

      Equipment revenue. Equipment revenue decreased to $181,000 for the year ended December 31, 2004 from $1.0 million for the year ended December 31, 2003. This decrease was primarily due to lower sales of mobile devices. We anticipate that equipment revenue may increase slightly as we continue to provide devices to new subscribers of our Wynd services and due to our recent acquisition of Global Interactive.

      Other revenue. Other revenue decreased to $453,000 for the year ended December 31, 2004 from $728,000 for the year ended December 31, 2003. This decrease was primarily due to reduced consulting services. We anticipate that consulting services will decrease as a result of our decision not to pursue certain consulting projects and consulting services to third parties during 2005.

      Cost of subscriber revenue. Cost of subscriber revenue decreased to $2.5 million for the year ended December 31, 2004 from $2.7 million for the year ended December 31, 2003. The decrease was primarily due to having a smaller average subscriber base in the year ended December 31, 2004 than in the year ended December 31, 2003. Additionally, during the third and fourth quarters of 2003, we recorded one-time reductions of accruals for certain subscriber-related costs recorded in prior periods of $763,000 and $750,000, respectively. We expect the number of our subscribers to remain relatively constant to levels at December 31, 2004.

      Cost of equipment revenue. Cost of equipment revenue decreased to $260,000 for the year ended December 31, 2004 from $1.2 million for the year ended
December 31, 2003. This decrease was primarily due to lower sales of mobile devices and was partially offset by an inventory related charge for a lower of cost to market adjustment primarily related to wireless handheld devices which remained unsold. We anticipate that equipment revenue may increase slightly as we continue to provide devices to new subscribers of our Wynd services and due to our recent acquisition of Global Interactive.

      Cost of network operations. Cost of network operations decreased to $733,000 for the year ended December 31, 2004 from $1.8 million for the year ended December 31, 2003 as a result of the consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider. We expect our cost of network operations to decline as a percentage of sales during 2005.

      Sales and marketing. Sales and marketing expenses decreased to $597,000 for the year ended December 31, 2004 from $1.1 million for the year ended December 31, 2003. This decrease primarily was due to our consolidation of operations completed during April of 2004, as well as decreased advertising and marketing activities. Additionally, during the year ended December 31, 2003, we recorded a $372,000 one-time reduction of accruals for certain sales and marketing expenses recorded in prior periods. We expect sales and marketing expenses to increase as a percentage of sales during 2005 as compared to 2004 as we introduce new products and services to the consumer marketplace.

      General and administrative. General and administrative expenses decreased to $5.6 million for the year ended December 31, 2004 from $9.6 million for the year ended December 31, 2003. This decrease primarily was due to our consolidation of operations completed during April of 2004, as well as decreased general corporate activities of approximately $500,000, decreased salaries and benefits for personnel performing general corporate activities of approximately $1.0 million, amounts paid to third parties for professional services of approximately $100,000, a decrease in our bad debt expense of approximately $295,000, and decreased facility costs of approximately $2.0 million. We expect general and administrative expenses to decline as a percentage of sales during 2005. Additionally, during the fourth quarter of 2003, we recorded one-time reductions of deferred rent for certain long term lease related costs recorded in prior periods of $347,000.

      Research and development. Research and development expense decreased to $507,000 for the year ended December 31, 2004 from $1.2 million for the year ended December 31, 2003. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities. We expect research and development expenses to remain constant as we utilize internal resources to develop and maintain our WyndTell, Go.Web and Relay technologies rather than using outside consultants.

      Amortization of other intangibles. Amortization of other intangibles decreased for the year ended December 31, 2004 to $682,000 from $1.1 million for the year ended December 31, 2003. This decrease primarily was due to certain of our other intangibles being fully amortized as of December 31, 2003. We expect amortization of other intangible assets to decline further as a result of additional classes of intangible assets becoming fully amortized during 2005.

      Settlement Gains, net. The Company entered into agreements with certain of its creditors to relieve the Company of certain debts. As a result, the Company has recorded settlement gains totaling $1.5 million in 2004.

      Interest (expense) income, net. The Company incurred interest expense of $944,000 for the year ended December 31, 2004 compared to interest expense of $275,000 for the year ended December 31, 2003. This change was primarily due to the amortization of deferred debt expense and discount recorded on bridge notes payable. The majority of this amortization occurred in 2004.

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

      Amortization of other intangibles. Amortization of other intangibles decreased for the year ended December 31, 2003 to $1.1 million from $1.5 million for the year ended December 31, 2002. This decrease primarily was due to certain of our other intangibles being fully amortized as of December 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we financed our operations through private placements of our equity securities. We have incurred significant operating losses since our inception and as of December 31, 2004 have an accumulated deficit of $268.9 million. During 2004, we incurred a net loss of $4.4 million and used $5.5 million of cash to fund operating activities. As of December 31, 2004 we had $7,098,000 in cash and cash equivalents. In execution of our 2004 operating plan, we took steps to reduce our annual payroll and took further actions to reduce sales and marketing expenses. We anticipate continuing to generate revenues from three primary sources, (i) recurring service revenue; (ii) software revenue; and (iii) activation bounties. This will be partially offset by increases in sales and marketing expenditures from levels incurred during 2004 as we introduce new products and services to the consumer marketplace. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

      On December 19, 2003, we entered into definitive agreements with multiple investors providing for the investors to purchase approximately 1.3 million shares of our Common Stock, par value $.01 (the "Common Stock"), for an aggregate purchase price of $14,500 in a private placement offering (the "Financing"). As part of this Financing, on December 19, 2003, we received net proceeds of approximately $800 from the issuance of 10% Senior Secured Convertible Promissory Notes (the "Notes") and certain warrants. The Notes were purchased by the investors at their par value in proportional amounts to their aggregate investment commitments in the Financing. Upon stockholder approval and closing of the Financing, the Notes and all accrued interest automatically converted into Common Stock at a price of $12.00 per share, subject to certain adjustments. We closed on the balance of the financing in March 2004. We issued a total of 1.3 million shares which included 86,509 of shares relative to the Bridge Note Conversion. We received net proceeds after expenses of approximately $12 million.

      Net cash used in operating activities was $5.5 million, $7.9 million and $29.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

      Net cash (used in)/provided by investing activities was ($621,000), $2.6 million and ($448,000) for the years ended December 31, 2004, 2003 and 2002, respectively. For the year ended December 31, 2004, we used cash in investment activities principally to support a letter of credit in favor of Cingular, as well as purchases of property, equipment and leasehold improvements. For the year ended December 31, 2003, we provided cash by release of funds previously restricted and through the sale of subscribers to Earthlink. These amounts were partially offset from the purchases of property, equipment and leasehold improvements as well as an acquisition of subscribers for our Wynd subsidiary. For the year ended December 31, 2002, we used cash in investment activities principally for purchases of property, equipment and leasehold improvements. During 2005, we expect to use cash in investing activities principally through capital expenditures.

      Net cash provided by financing activities was $12.7 million and $914,000 for the years ended December 31, 2004 and 2003, respectively. This primarily resulted from the above-mentioned financing and the issuance of common stock from the exercise of stock options. Net cash used in financing activities was $533,000 for the year ended December 31, 2002. This resulted primarily from payments made on lease obligations and was partially offset by the issuance of common stock upon the exercise of stock options.

      As of December 31, 2004, our principal commitments consisted of obligations outstanding under operating leases. As of December 31, 2004, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $716,000, of which $291,000 is payable in 2005.

      The following table summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                            Less than       1-3          4-5        After 5
December 31, (In thousands)      Total       1 Year        Years        Years        Years
---------------------------   ----------   ----------   ----------   ----------   ----------
Contractual Obligations:
    Capital Lease
       Obligations ........   $        1   $        1   $       --   $       --   $       --
    Operating Lease
       Obligations ........          716          291          425           --           --
                              ----------   ----------   ----------   ----------   ----------
    Total Contractual Cash
       Obligations ........   $      717   $      292   $      425   $       --   $       --
                              ==========   ==========   ==========   ==========   ==========

      We have employment agreements with certain of our key executives, which provide for fixed compensation. Our maximum aggregate cash liability under the agreements, if we terminated these employees, is approximately $175,000 at December 31, 2004.

      As of December 31, 2004, we had net operating loss carryforwards of approximately $181.2 million for Federal income tax purposes that will expire through 2022. The state tax benefit during 2004 of $732,000 is attributable to our sale of certain state net operating loss carryforwards. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to limitations imposed by the Tax Reform Act of 1986, and as a result of a significant change in our ownership in 1999, the utilization of net operating loss carryforwards that arose prior to such ownership change is subject to an annual limitation of $1.4 million. In addition, we acquired additional operating losses through our acquisitions of Wynd and Hotpaper. We believe that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before such change. We have not performed a detailed analysis to determine the amount of the potential limitations. In addition, we have not performed a detailed analysis to determine the amount of the potential limitations as a result of the Financing.

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

      In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial condition or results of operations.

      In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion 29 to eliminate the similar productive asset exception and establishes that exchanges of productive assets should be accounted for at fair value, rather than at carryover basis unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, (2) the transaction is an exchange transaction to facilitate sales to customers, or (3) the transaction lacks commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on our financial condition or results of operations.

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective as of the beginning of the first interim reporting period that begins after June 15, 2005. We are currently evaluating the effect the adoption of SFAS 123R will have on our financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We believe that we have limited exposure to financial market risks, including changes in interest rates. At December 31, 2004, all of our available excess funds were cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $70,000 based on cash and cash equivalent balances at December 31, 2004. We currently hold no derivative instruments and do not earn foreign-source income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and the notes thereto which contain supplementary data required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 15. Exhibits, Financial Statement Schedules".

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

ITEM  9B. OTHER

      None

                                    PART III

ITEM 10. DIRECTORS.

      We maintain a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and to persons performing similar functions. A copy of this code of ethics is posted on our website accessible at http://www.goamerica.com/Company_info/ethics_execs.php.

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

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS.

The following documents are filed as part of this report:

(a) (1) Consolidated Financial Statements and (2) Consolidated Financial Statement Schedule

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

(b) Exhibits.

      Reference is made to the Exhibit Index on Page E-1.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2005.

                                               GOAMERICA, INC.


                                               By: /s/ Daniel R. Luis
                                                   ---------------------------
                                                   Daniel R. Luis,
                                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                          TITLE                        DATE
----------------------      ----------------------------------    --------------


/s/ Aaron Dobrinsky         Chairman of the Board                 March 31, 2005
----------------------
    Aaron Dobrinsky


/s/ Daniel R. Luis          Chief Executive Officer (Principal    March 31, 2005
----------------------      Executive Officer)
    Daniel R. Luis


/s/ Donald G. Barnhart      Chief Financial Officer (Principal    March 31, 2005
----------------------      Accounting Officer)
    Donald G. Barnhart


/s/ Joseph Korb             Director                              March 31, 2005
----------------------
    Joseph Korb


/s/ Alan Docter             Director                              March 31, 2005
----------------------
    Alan Docter


/s/ Mark Kristoff           Director                              March 31, 2005
----------------------
    Mark Kristoff


/s/ King Lee                Director                              March 31, 2005
----------------------
    King Lee


/s/ David Lyons             Director                              March 31, 2005
----------------------
    David Lyons

                                 EXHIBIT INDEX++
                                   ITEM 15(c)

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------

3.1 Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 8, 2000 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7,
            2000) (File No. 000-29359)

3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 14, 2004 (filed herewith) (File No. 000-29359)

3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 1, 2004 (filed herewith) (File No. 000-29359)

3.4 By-laws (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]). (File No. 333-94801)

4.1 Warrant Certificate, dated as of November 14, 2003, issued to Stellar Continental LLC (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2003) (File No. 00-29359)

4.2 Warrant to Purchase Common Stock of GoAmerica, Inc., issued to Derek Caldwell as nominee for Sunrise Securities Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 00-29359)

4.3 Warrant to Purchase Common Stock of GoAmerica, Inc., issued to Amnon Mandelbaum as nominee for Sunrise Securities Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 00-29359)

10.1 Form of Invention Assignment and Non-Disclosure Agreement by and between GoAmerica and its employees (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.2 Form of Indemnification Agreement by and between GoAmerica and each of its directors and executive officers (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.3= Value Added Reseller Agreement by and between GoAmerica, Wynd and Cingular Interactive, L.P., dated as of December 30, 2003 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2004) (File No. 00-29359)

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------

10.4= Reseller Agreement for Messaging Services by and between GoAmerica and ARDIS Company (now Motient Communications Inc.), dated August 25, 1999 (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.5* Amended and Restated Employment Agreement by and between GoAmerica, Inc. and Daniel R. Luis, dated as of May 6, 2002 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2002) (File No. 000-29359)

10.6* Employment Agreement by and between GoAmerica and Aaron Dobrinsky, dated as of May 6, 2002 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2002) (File No. 000-29359), as amended by Amendment No. 1, dated as of March 10, 2004 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2004) (File No. 00-29359)

10.7* Employment Agreement by and between GoAmerica and Joseph Korb, dated as of May 6, 2002 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2002) (File No. 000-29359), as terminated by an Agreement, dated as of March 10, 2004 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2004) (File No. 00-29359)

10.8* Employment Agreement by and between GoAmerica and Jesse Odom, dated as of May 6, 2002 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2002) (File No. 000-29359)

10.9* Employment Agreement by and between GoAmerica and Donald G. Barnhart, dated as of March 10, 2004 (Incorporated by reference to Amendment No. 2 to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 29, 2004) (File No. 000-29359)

10.10* Services Agreement by and between GoAmerica and David Lyons, dated as of March 1, 2005 (filed herewith)

10.11* GoAmerica Communications Corp. 1999 Stock Option Plan (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.12*      GoAmerica,  Inc.  1999  Stock Plan  (Incorporated  by  reference  to
            GoAmerica's   Registration  Statement  on  Form  S-1  [which  became
            effective on April 6, 2000]) (File No. 333-94801)

10.13 GoAmerica, Inc. Employee Stock Purchase Plan (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------


10.14 Lease Agreement dated as of April 1, 2004, by and between GoAmerica Communications Corp. and Stellar Continental LLC (filed herewith), as amended by Amendment No. 1 dated as of August 1, 2004, (filed herewith)


10.15 Purchase Agreement, dated as of December 19, 2003, by and between GoAmerica, Inc. and the Investors set forth therein (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 000-29359)

10.16 Registration Rights Agreement, dated as of December 19, 2003, by and between GoAmerica, Inc. and the Investors set forth therein (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24,
            2003) (File No. 000-29359)

10.17 Acquisition Agreement, dated as of September 25, 2002, between EarthLink, Inc., GoAmerica, Inc. and GoAmerica Communications Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10,
            2002) (File No. 000-29359)

10.18 Sales Agent Agreement, dated as of September 25, 2002, between EarthLink, Inc., GoAmerica, Inc. and GoAmerica Communications Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10,
            2002) (File No. 000-29359)

10.19 Technology Development Agreement, dated as of September 25, 2002, between EarthLink, Inc., GoAmerica, Inc. and GoAmerica Communications Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2002) (File No. 000-29359)

10.20 License Agreement, dated as of September 25, 2002, between EarthLink, Inc., GoAmerica, Inc. and GoAmerica Communications Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10,
            2002) (File No. 000-29359)

21.1        List of subsidiaries of GoAmerica, Inc. (filed herewith)

23.1        Consent of WithumSmith+Brown, P.C. (filed herewith)

31.1        Certification   pursuant  to  Rule  13a-14(a)  or  15d-14(a)  (filed
            herewith)

31.2        Certification   pursuant  to  Rule  13a-14(a)  or  15d-14(a)  (filed
            herewith)

32.1        Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2        Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.1        Risk Factors (filed herewith)

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

                                 GOAMERICA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm.................... F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003............... F-3

Consolidated Statements of Operations for the years ended
  December 31, 2004, 2003 and 2002......................................... F-4

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2004, 2003 and 2002......................................... F-5

Consolidated Statements of Cash Flows for the years ended December 31,
  2004, 2003 and 2002...................................................... F-6

Notes to Consolidated Financial Statements................................. F-7

Financial Statement Schedule:

     Valuation and Qualifying Accounts and Reserves for the years ended
     December 31, 2004, 2003 and 2002...................................... F-32

     All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors,
GoAmerica, Inc.

      We have audited the accompanying consolidated balance sheets of GoAmerica, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004, 2003 and 2002. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2004, 2003 and 2002 as listed in the index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoAmerica, Inc. as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   /s/ WithumSmith + Brown, P.C.

New Brunswick, New Jersey
February 28, 2005

                                 GOAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               DECEMBER 31,
                                                                         ----------------------
                                                                            2004         2003
                                                                         ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents .........................................   $   7,098    $     568
   Accounts receivable, less allowance for doubtful accounts of
      $603 in 2004 and $1,213 in 2003 ................................       1,530        1,737
   Other receivables .................................................         732          534
   Merchandise inventories, net ......................................         123          213
   Prepaid expenses and other current assets .........................         219          115
                                                                         ---------    ---------
Total current assets .................................................       9,702        3,167

Restricted cash ......................................................         604           --
Property, equipment and leasehold improvements, net ..................         940        1,606
Trade names, net of accumulated amortization of $4,388 in 2004
    and $4,019 in 2003 ...............................................         184          553
Other intangible assets, net of accumulated amortization of $6,755
    in 2004 and $6,442 in 2003, respectively .........................         455          251
Goodwill, net ........................................................       6,000        6,000
Deferred debt and other financing expense, net .......................          --        1,091
Other assets .........................................................         101          297
                                                                         ---------    ---------
Total assets .........................................................   $  17,986    $  12,965
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................................   $     348    $   1,472
   Accrued expenses ..................................................         538        3,040
   Bridge note payable, net of discount of $390 in 2003 ..............          --          625
   Deferred revenue ..................................................         285          673
   Other current liabilities .........................................           1           13
                                                                         ---------    ---------
Total current liabilities ............................................       1,172        5,823

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; authorized: 4,351,943 in 2004 ....
      and 2003; issued and outstanding: none in 2004 and 2003 ........          --           --
   Common stock, $.01 par value; authorized: 200,000,000 in 2004 .....
      and 2003; issued : 2,117,339 in 2004 and 684,739 in 2003, ......
      respectively ...................................................          21            7
   Additional paid-in capital ........................................     285,854      271,566
   Accumulated deficit ...............................................    (268,875)    (264,431)
   Treasury stock, at cost, 24,063 shares in 2004 and none in 2003 ...        (186)          --
                                                                         ---------    ---------
Total stockholders' equity ...........................................      16,814        7,142
                                                                         ---------    ---------
Total liabilities and stockholders' equity ...........................   $  17,986    $  12,965
                                                                         =========    =========

                             SEE ACCOMPANYING NOTES.

                                 GOAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                 2004           2003           2002
                                                             -----------    -----------    -----------
REVENUES:
     Subscriber ..........................................   $     5,588    $    10,108    $    29,017
     Equipment ...........................................           181          1,042          6,560
     Other ...............................................           453            728            335
                                                             -----------    -----------    -----------
                                                                   6,222         11,878         35,912

COSTS AND EXPENSES:
     Cost of subscriber revenue ..........................         2,539          2,669         20,434
     Cost of equipment revenue ...........................           260          1,152          8,537
     Cost of network operations ..........................           733          1,828          3,074
     Cost of other revenue ...............................           201             --             --
     Sales and marketing .................................           597          1,072          8,038
     General and administrative ..........................         5,625          9,617         29,082
     Research and development ............................           507          1,209          3,456
     Depreciation and amortization of fixed assets .......           804          1,912          4,342
     Amortization of other intangibles ...................           682          1,081          1,483
     Impairment of goodwill ..............................            --            193          8,400
     Impairment of other long-lived assets ...............            --          1,202          5,582
                                                             -----------    -----------    -----------
                                                                  11,948         21,935         92,428
                                                             -----------    -----------    -----------
Loss from operations .....................................        (5,726)       (10,057)       (56,516)

OTHER INCOME (EXPENSE):
     Gain on sale of subscribers .........................            --          1,756             --
     Settlement gains, net ...............................         1,494             85             --
     Interest (expense) income, net ......................          (944)          (275)           191
                                                             -----------    -----------    -----------
                                                                     550          1,566            191
                                                             -----------    -----------    -----------
Net loss before benefit from income taxes ................        (5,176)        (8,491)       (56,325)
     Income tax benefit ..................................           732            284            436
                                                             -----------    -----------    -----------
Net loss .................................................   $    (4,444)   $    (8,207)   $   (55,889)
                                                             ===========    ===========    ===========
Basic net loss per share .................................   $     (2.49)   $    (12.10)   $    (83.04)
                                                             ===========    ===========    ===========
Diluted net loss per share ...............................   $     (2.49)   $    (12.10)   $    (83.00)
                                                             ===========    ===========    ===========
Weighted average shares used in computation of basic net
     loss per share ......................................     1,785,403        678,240        673,072
Weighted average shares used in computation of diluted net
     loss per share ......................................     1,785,403        678,240        673,365

                             SEE ACCOMPANYING NOTES.

                                 GOAMERICA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                              COMMON STOCK
                                            -----------------  ADDITIONAL     DEFERRED
                                              NUMBER             PAID-IN      EMPLOYEE     ACCUMULATED
                                            OF SHARES  AMOUNT    CAPITAL    COMPENSATION     DEFICIT
                                            ---------  ------  ----------   ------------   -----------
BALANCE AT JANUARY 1, 2002 .................  671,254  $    7  $  269,583   $     (2,842)  $  (200,335)

  Issuance of common stock pursuant to:
    exercise of employee stock
      options ..............................    2,888      --         114             --            --
    employee stock purchase plan ...........    1,065      --          64             --            --

  Adjustment to deferred employee
    compensation for terminations ..........       --      --        (213)           213            --
  Amortization of deferred employee
    compensation ...........................       --      --          --          2,315            --
  Net loss .................................       --      --          --             --       (55,889)
                                            ---------  ------  ----------   ------------   -----------

BALANCE AT DECEMBER 31, 2002 ...............  675,207       7     269,548           (314)     (256,224)

  Issuance of common stock pursuant to:
    exercise of employee stock
      options ..............................    8,931      --         258             --            --
    employee stock purchase plan ...........      601      --          13             --            --
  Issuance of warrant to settle lease
    commitment .............................       --      --         440             --            --
  Issuance of warrant to placement agent
    to secure bridge note financing ........       --      --         292             --            --
  Fair value of warrants issued to
    investors as part of bridge note
    financing ..............................       --      --         487             --            --
  Value of beneficial conversion
    feature of convertible bridge
    note financing .........................       --      --         528             --            --
  Amortization of deferred employee
    compensation ...........................       --      --          --            314
  Net loss .................................       --      --          --             --        (8,207)
                                            ---------  ------  ----------   ------------   -----------

BALANCE AT DECEMBER 31, 2003 ...............  684,739       7     271,566             --      (264,431)

  Issuance of common stock pursuant to:
    exercise of employee stock
      options ..............................    6,776      --         173             --            --
    exercise of warrants ...................   50,652      --          13             --            --
    equity financing, net of expenses ......1,224,304      12      12,197             --            --
    conversion of bridge note payable ......   86,509       1       1,014             --            --
    acquisition of intangible assets .......   54,671       1         441             --            --
  Issuance of common stock pursuant
    to settlement agreements ...............    9,688      --         450             --            --

  Purchase of treasury stock ...............       --      --          --             --            --
  Net loss .................................       --      --          --             --        (4,444)
                                            ---------  ------  ----------   ------------   -----------
BALANCE AT DECEMBER 31, 2004 ...............2,117,339  $   21  $  285,854   $         --   $  (268,875)
                                            =========  ======  ==========   ============   ===========

                                                                TOTAL STOCK-
                                                                  HOLDERS'
                                             TREASURY STOCK       EQUITY
                                            -----------------   ------------
                                             NUMBER
                                            OF SHARES  AMOUNT
                                            ---------  ------
BALANCE AT JANUARY 1, 2002 .................      --   $   --   $     66,413

  Issuance of common stock pursuant to:
    exercise of employee stock
      options ..............................      --       --            114
    employee stock purchase plan ...........      --       --             64

  Adjustment to deferred employee
    compensation for terminations ..........      --       --             --
  Amortization of deferred employee
    compensation ...........................      --       --          2,315
  Net loss .................................      --       --        (55,889)
                                              ------   ------   ------------

BALANCE AT DECEMBER 31, 2002 ...............      --       --         13,017

  Issuance of common stock pursuant to:
    exercise of employee stock
      options ..............................      --       --            258
    employee stock purchase plan ...........      --       --             13
  Issuance of warrant to settle lease
    commitment .............................      --       --            440
  Issuance of warrant to placement agent
    to secure bridge note financing ........      --       --            292
  Fair value of warrants issued to
    investors as part of bridge note
    financing ..............................      --       --            487
  Value of beneficial conversion
    feature of convertible bridge
    note financing .........................      --       --            528
  Amortization of deferred employee
    compensation ...........................      --       --            314
  Net loss .................................      --       --         (8,207)
                                              ------   ------   ------------

BALANCE AT DECEMBER 31, 2003 ...............      --       --          7,142

  Issuance of common stock pursuant to:
    exercise of employee stock
      options ..............................      --       --            173
    exercise of warrants ...................      --       --             13
    equity financing, net of expenses ......      --       --         12,209
    conversion of bridge note payable ......      --       --          1,015
    acquisition of intangible assets .......      --       --            442
  Issuance of common stock pursuant
    to settlement agreements ...............      --       --            450

  Purchase of treasury stock ...............  24,063     (186)          (186)
  Net loss .................................      --       --         (4,444)
                                              ------   ------   ------------
BALANCE AT DECEMBER 31, 2004 ...............  24,063   $ (186)  $     16,814
                                              ======   ======   ============

                             SEE ACCOMPANYING NOTES.

                                 GOAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                         YEARS ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                      2004        2003        2002
                                                                    --------    --------    --------
OPERATING ACTIVITIES
Net loss ........................................................   $ (4,444)   $ (8,207)   $(55,889)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization ...............................      1,486       2,993       5,825
    Amortization of debt discount and deferred financing costs ..      1,014         248          --
    Impairment of goodwill ......................................         --         193       8,400
    Impairment of other long-lived assets .......................         --       1,202       5,582
    Provision for losses on accounts receivable .................        239         534       3,221
    Common stock issued for interest expense ....................         19          --          --
    Settlement gains, net .......................................     (1,494)         --          --
    Accrued loss on sublease ....................................         --         509          --
    Gain on sale of subscribers .................................         --      (1,756)         --
    Non-cash employee compensation ..............................         --         314       2,315
    Non-cash warrant expense ....................................         --         440          --

    Other non-cash charges ......................................         --           7          --
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable ...............        (32)      3,509        (329)
       Increase in other receivables ............................       (198)       (534)         --
       Decrease in inventory ....................................         90         833       6,921
       (Increase) decrease in prepaid expenses and other current
          assets ................................................       (104)        405       1,853
       Decrease in accounts payable .............................     (1,124)     (3,374)     (4,982)
       Decrease in accrued expenses and other current liabilities       (564)     (3,496)     (1,532)
       Decrease in deferred revenue .............................       (388)     (1,733)       (399)
                                                                    --------    --------    --------
Net cash used in operating activities ...........................     (5,500)     (7,913)    (29,014)

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements ......       (138)        (35)       (451)
Proceeds from the sale of subscribers ...........................         --       1,756          --
Acquisition of subscribers ......................................         --        (368)         --
Acquisition of intangible assets ................................        (75)         --          --
Change in other assets and restricted cash ......................       (408)      1,232           3
                                                                    --------    --------    --------
Net cash provided by (used in) investing activities .............       (621)      2,585        (448)

FINANCING ACTIVITIES
Issuance of common stock, net of related expenses ...............     12,981         271         178
Issuance of note payable and warrant, net of financing costs of
    $215 ........................................................         --         800          --
Payments made for deferred financing costs ......................       (139)       (112)         --
Purchase of treasury stock ......................................       (186)         --          --
Payments made on capital lease obligations ......................         (5)        (45)       (711)
                                                                    --------    --------    --------
Net cash provided by (used in) financing activities .............     12,651         914        (533)
                                                                    --------    --------    --------
Increase (decrease) in cash and cash equivalents ................      6,530      (4,414)    (29,995)
Cash and cash equivalents at beginning of year ..................        568       4,982      34,977
                                                                    --------    --------    --------
Cash and cash equivalents at end of year ........................   $  7,098    $    568    $  4,982
                                                                    ========    ========    ========

                             SEE ACCOMPANYING NOTES.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      GoAmerica, Inc. (the "Company") is a wireless data communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or  speech-impaired.  The Company  currently  develops,  markets and supports most of these services through Wynd Communications Corporation ("Wynd"), a wholly owned subsidiary of the Company. Wynd Communications offers enhanced services known as WyndTell(R) and WyndPower(TM), which assist deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. Additionally, GoAmerica continues to support customers who use its proprietary software technology called Go.Web(TM). GoWeb is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet on numerous wireless computing devices. The Company's revenues are derived principally from subscriptions to its value-added wireless data services, for which customers typically pay monthly recurring fees. The Company derives additional revenue from the sale of wireless communications devices and commissions from the acquisition of subscribers on behalf of various wireless network providers.

      The Company is highly dependent on EarthLink, Inc. ("Earthlink") for billing and collections, customer support and technical support for certain of the Company's subscribers. Additionally, the Company is highly dependent on EarthLink and other third parties for wireless communication devices and wireless network connectivity.

      The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

      The Company has incurred significant operating losses since its inception and, as of December 31, 2004, has an accumulated deficit of $268,875. During 2004, the Company incurred a net loss of $4,444 and used $5,500 of cash to fund operating activities. As of December 31, 2004 the Company had $7,098 in cash and cash equivalents.

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of certain revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: collectibility of accounts receivable, amortization periods and recoverability of long-lived assets.

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

Goodwill and Intangible Assets

      Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally one to five years. Recoverability of Intangible and Other Long Lived Assets

      In accordance with SFAS No.142, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or in certain circumstances as required. The Company measures impairment losses by comparing carrying value to fair value. Fair value is determined using discounted cash flow methodology.

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

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Revenue and Deferred Revenue

      The Company derives subscriber revenue from the provision of wireless communication services. Subscriber revenue consists of monthly charges for access and usage and is recognized as the service is provided. Also included in subscriber revenue are one-time non-refundable activation fees. Equipment revenue is recognized upon shipment and transfer of title to the end user.
Consulting revenue, included in other revenue, is recognized as the related services are provided. Software and prepaid revenues through December 31, 2004 were insignificant.

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

Advertising Costs

      Advertising costs are expensed as incurred. During 2004, 2003 and 2002, advertising expense was approximately $17, $23 and $1,019, respectively.

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

                                                       Year ended December 31,
                                               --------------------------------------
                                                     2004          2003          2002
                                               ----------    ----------    ----------
Net loss ...................................   $   (4,444)   $   (8,207)   $  (55,889)
Deduct: Stock-based employee compensation
  expense included in reported net loss ....           --           314         2,315

Add: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards ........       (3,048)       (3,968)       (6,966)
                                               ----------    ----------    ----------
Pro forma net loss .........................   $   (7,492)   $  (11,861)   $  (60,540)
                                               ==========    ==========    ==========
Loss per share - basic, as reported ........   $    (2.49)   $   (12.10)   $   (83.04)
                                               ==========    ==========    ==========
Loss per share - diluted, as reported ......   $    (2.49)   $   (12.10)   $   (83.00)
                                               ==========    ==========    ==========
Pro forma loss per share - basic ...........   $    (4.20)   $   (17.49)   $   (89.95)
                                               ==========    ==========    ==========
Pro forma loss per share - diluted .........   $    (4.20)   $   (17.49)   $   (89.91)
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

      Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is antidilutive. The weighted average number of shares utilized in arriving at basic loss per share reflects an adjustment for 293 common shares for the year ended December 31, 2002 for shares held in escrow as a result of the 2001 and 2000 acquisitions. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts (except for warrants issued for nominal consideration) have been excluded from the calculation of diluted loss per share. For the years ended December 31, 2004, 2003 and 2002, 290,780, 181,900 and 170,876 of common stock equivalent shares were excluded from the computation of diluted net loss per share.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains a significant portion of its cash and cash equivalents with two financial institutions. At times these balances exceed the FDIC insured limit.

      As of December 31, 2004 and 2003, the Company had 16% and 17%, respectively, of its accounts receivable with Earthlink. For the years ended December 31, 2004 and 2003, the Company generated 14% and 13% of its total revenue from Earthlink. The Company performs periodic credit evaluations of its customers but generally does not require collateral.

Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values due to the short maturity of these items.

Segment Information

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single segment. The chief operating decision maker allocates resources and assesses the performance associated with wireless services, and related equipment sales on a single segment basis. Consulting and prepaid calling services are not a material component of the Company's business.

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

      In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial condition or results of operations.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion 29 to eliminate the similar productive asset exception and establishes that exchanges of productive assets should be accounted for at fair value, rather than at carryover basis unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, (2) the transaction is an exchange transaction to facilitate sales to customers, or (3) the transaction lacks commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial condition or results of operations.

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective as of the beginning of the first interim reporting period that begins after June 15, 2005. The Company is currently evaluating the effect the adoption of SFAS 123R will have on the Company's financial condition and results of operations.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.    LEASE SETTLEMENT

      On January 10, 2003, the Company entered into a sublease agreement to partially offset the cost of unused office space at 401 Hackensack Avenue. The sublease agreement was set to expire in April 2007. As a result of this agreement, the Company recorded a loss on sublease of $610 in 2003.

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

      The Long Term Lease Settlement enabled the Company to cure all prior defaults under the previous lease (the "Original Lease", as described below) and terminated all parties' rights and obligations under the Original Lease, in exchange for (i) Stellar's right to retain $556 previously drawn on the Company's letter of credit that secured the Original Lease, (ii) the Company's issuance of a warrant to Stellar that allows Stellar to acquire up to 12,500 shares of the Company's Common Stock at an exercise price of $36.80 per share at any time prior to November 14, 2008 and (iii) the execution of a new lease between the Company and Stellar for office space at 433 Hackensack Avenue (see note 11). The Long Term Lease Settlement also requires the Company to rent from Stellar any new office space in the Hackensack, New Jersey area that it may require over the term of the new short term lease, on terms no less favorable than the New Lease. The sublease agreement described above was effectively cancelled by these settlements. Therefore, the Company reversed the remaining $509 of unamortized loss on sublease as of December 31, 2003.

      The warrant to purchase 12,500 shares of the Company's common stock at a price of $36.80 per share was immediately exercisable at the date of grant and expires in five years therefrom. The warrant had an estimated fair market value at the date of grant of approximately $440, as determined by using the Black-Scholes method and was recognized by the Company during the fourth quarter of 2003 as an offset to the reversal of the loss on sublease described above. Both items are included in settlement gains, net in the accompanying 2003 statement of operations. Such warrant remains outstanding as of December 31, 2004.

4.    SETTLEMENT GAINS AND CHANGES IN ESTIMATES

      SETTLEMENT GAINS, NET

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

      All such terms and conditions were satisfied in 2004 and, as a result, the Company recorded approximately $1,621 in additional settlement gains during the year ended December 31, 2004. In addition, approximately $450 of vendor liabilities were satisfied through the issuance of 9,688 shares of the Company's common stock.

      On December 23, 2003, the Company executed a settlement agreement with Eastern Computer Exchange, Inc. ("Eastern Computer") with respect to certain payment obligations pursuant to two equipment leases (the "Leases") by agreeing to pay Eastern Computer $350 upon closing the financing discussed in Note 5 in exchange for a full release of the Company and its affiliates of the claim filed by Eastern Computer. Previously, Eastern Computer had taken back the equipment covered under the Leases. This settlement enabled the Company to cure all prior defaults under the Leases. The Company recorded a loss on this settlement of $7, which is included in settlement gains, net in the accompanying 2003 statement of operations.

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

5.    BRIDGE NOTE PAYABLE AND EQUITY FINANCING

      On December 19, 2003, the Company entered into definitive agreements with multiple investors providing for the investors to purchase approximately 1.3 million shares of the Company's Common Stock, par value $.01 (the "Common Stock"), for an aggregate purchase price of $14,500 in a private placement offering (the "Financing"). As part of this Financing, on December 19, 2003, the Company received net proceeds of approximately $800 from the issuance of 10% Senior Secured Convertible Promissory Notes (the "Notes") and certain warrants. The Notes were purchased by the investors at their par value in proportional amounts to their aggregate investment commitments in the Financing. Upon stockholder approval and closing of the Financing, the Notes and all accrued interest automatically converted into Common Stock at a price of $12.00 per share, subject to certain adjustments.

      The notes contain a beneficial conversion feature, which has been calculated in the amount of approximately $528 and is reflected as a deferred debt expense in the accompanying 2003 balance sheet. This amount was being amortized as interest expense through March 2004 when it was converted to equity.

      In addition to the Notes, the Company granted to the investors warrants to purchase 16,916 shares of the Company's common stock at a price of $12.00 per share. These warrants were immediately exercisable at the date of grant and expire in five years. The warrants had an estimated fair market value at the date of grant of approximately $487, as determined using the Black-Scholes method, which discount was amortized as interest expense over the life of the debt. The Note Payable is shown on the Balance Sheet at December 31, 2003 net of unamortized discount in the amount of $390. Such warrants remain outstanding as of December 31, 2004.

      On March 10, 2004, the Company's stockholders at a special meeting of the stockholders approved the following:

      o Approved the issuance of 1,224,304 shares of the Company's common stock in exchange for cash consideration of $12,209, net of expenses.

      o Authorized the Board of Directors to amend the Company's restated certificate of incorporation to effect a reverse stock split at one of five different ratios.

      o Authorize the Board of Directors to amend the Company's restated certificate of incorporation to increase the number of shares of common stock the Company is authorized to issue from 200,000,000 to 350,000,000 shares, resulting in an increase in the total number of authorized shares of capital stock from 204,351,943 to 354,351,943. The Board of Directors did not act on this approval to increase the Company's authorized shares prior to the Company's 2004 annual meeting of stockholders, so this authorization has expired.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      As a result, the Company issued a total of 1,310,813 shares of its common stock, comprised of the 1,224,304 shares referred to above and 86,509 upon the mandatory conversion of the Bridge Notes Payable and related accrued interest. The Company received net proceeds of approximately $12,000 after deducting the $714 cash payment made to the offering placement agent and deferred offering expenses such as professional fees.

6.    RELATIONSHIP WITH EARTHLINK, INC.

      On September 25, 2002, the Company formed a comprehensive relationship with EarthLink by entering into a series of agreements pursuant to which, among other things (i) EarthLink purchased all of the Company's CDPD subscribers as well as certain of the Company's Cingular and Motient network subscribers (collectively, the "transferred subscribers"); (ii) EarthLink purchased the Company's rights under a credit for $1,400 of inventory from a hardware manufacturer, receiving the Company's equipment pricing at a discount; (iii) the Company and EarthLink will market each other's wireless services in exchange for commissions and/or recurring revenue shares; (iv) EarthLink will provide billing, customer support and network services to most subscribers of the Company's technology; and (v) the Company and EarthLink will collaborate on developing new applications and extensions of existing technology, including EarthLink-branded wireless data services, as well as new technologies.

      As a result of this relationship and the transfer of subscribers, the Company received and recorded approximately $1,756 of gains on sales of subscribers during 2003 and had remaining $50 and $100 of deferred revenue as of December 31, 2004 and 2003, respectively.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.    ACQUISITION OF INTANGIBLE ASSETS

      On December 1, 2004, the Company acquired certain assets from Global Interactive, a provider of wireless products, services, and accessories. The total purchase price of approximately $442 included the issuance of 30,000 shares of the Company's common stock valued at $12.23 per share. The total purchase price has been recorded as an intangible asset and is being amortized over 12 months.

      On September 1, 2004, the Company purchased certain assets relating to prepaid telephone calling cards from H. Edward Torres. The total purchase price of approximately $75 was satisfied through the issuance of 24,671 shares of the Company's common stock. The total purchase price has been recorded as an intangible asset and is being amortized over 12 months.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

      Impairment Charge Recorded Under SFAS No. 142

      During the first half of 2003, the Company identified indicators of impairment, including changes in the Company's 2003 and 2004 operating and cash flow forecasts, and changes in its strategic plans for certain of its acquired businesses, which required that the Company evaluate the appropriateness of the carrying value of its long-lived assets, principally goodwill recorded upon the acquisitions of Outback. A write-down of goodwill totaling $193 was recorded during the second quarter of 2003, reflecting the amount by which the carrying amount of the respective reporting unit exceeded its respective fair value as determined utilizing estimates of future discounted cash flows.

      During the first half of 2002, the Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and no adjustment to the carrying value of goodwill was required at that time. During the third quarter of 2002, the Company identified indicators of impairment, including then recent changes in the Company's 2002 and 2003 operating and cash flow forecasts, and then recent changes in its strategic plans for certain of its acquired businesses, which required that the Company evaluate the appropriateness of the carrying value of its long-lived assets, principally goodwill recorded upon the acquisitions of Wynd and Hotpaper.com, Inc. ("Hotpaper"). A write-down of goodwill totaling $8,400 was recorded during the third quarter of 2002, reflecting the amount by which the carrying amount of the respective reporting units exceeded their respective fair values as determined utilizing estimates of future discounted cash flows. The Company's annual impairment test indicated that no further impairment had occurred in the fourth quarter of 2002 or during 2003 and 2004 relative to Wynd.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      The following table summarizes the activity in Goodwill for the periods indicated:

                                        Years Ended December 31,
                                2004             2003              2002
                          -----------------------------------------------

 Beginning balance, net        $ 6,000          $ 6,193         $  14,593
 Impairment charge                  --             (193)           (8,400)
                          -----------------------------------------------
 Ending balance, net           $ 6,000          $ 6,000         $   6,193
                          ===============================================

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      The  following  table  summarizes  other  intangible   assets  subject  to
amortization at the dates indicated:

                              December 31, 2004                          December 31, 2003
                    Gross                                         Gross
                   Carrying     Accumulated                      Carrying     Accumulated
                    Amount      Amortization        Net           Amount      Amortization        Net
                 -------------------------------------------   -------------------------------------------

Trade Names      $      4,572   $     (4,388)   $        184   $      4,572   $     (4,019)   $        553
Technology              3,017         (3,017)             --          3,017         (2,925)             92
Customer Lists          2,258         (2,258)             --          2,258         (2,168)             90
Other                     935           (480)            455            418           (349)             69
                 -------------------------------------------   -------------------------------------------
                 $     10,782   $    (10,143)   $        639   $     10,265   $     (9,461)   $        804
                 ===========================================   ===========================================

      Aggregate future amortization expense for the above intangible assets is estimated to be:

Years Ending December 31, 2005:     $ 639

9.    IMPAIRMENT OF OTHER LONG-LIVED ASSETS

      During the years ended December 31, 2003 and 2002, the Company identified indicators of possible impairment of its other long-lived assets. Such indicators included the continued deterioration in the business climate for wireless Internet service providers, significant declines in the market values of the Company's competitors in the wireless Internet services industry, recent changes in the Company's operating and cash flow forecasts, and changes in our strategic plans. Based on these factors, the Company initiated significant reductions in its workforce resulting in impairment to its property and equipment, principally software and furniture and fixtures. The impairment charge was calculated assuming no salvage value to be obtained from the assets. As a result, the Company recorded impairment charges of $1,202 and $5,582 during the years ended December 31, 2003 and 2002, respectively, for assets no longer in use. Included in the charge for 2003 is $445, relating to equipment given back to Eastern Computer upon the Company's default on related lease obligations (see note 4).

10.   SUPPLEMENTAL BALANCE SHEET INFORMATION

      Merchandise inventories:

      During 2004, the Company recorded a write-down of approximately $84 in order to reflect inventory at the lower of cost or market. The write-down primarily relates to a lower of cost to market adjustment for wireless PDA models which remained unsold.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


      Additionally, during 2003 and 2002, the Company recorded reserves for excess inventory quantities of approximately $47 and $5,889, respectively. As of December 31, 2004, the Company had applied all reserves for excess inventory quantities to the related merchandise inventory.

      Property, equipment and leasehold improvements:

      Property, equipment and leasehold improvements consists of the following:

                                                     December 31,
                                                  -----------------
                                                    2004      2003
                                                  -------   -------
Furniture, fixtures and equipment .............   $   754   $   754
Computer equipment and software ...............     6,903     6,765
Leasehold improvements ........................       265       265
                                                  -------   -------
                                                    7,922     7,784
Less: accumulated depreciation and amortization     6,982)   (6,178)
                                                  -------   -------
                                                  $   940   $ 1,606
                                                  =======   =======

      Accrued expenses:

      Accrued expenses consisted of the following:

                                                      December 31,
                                                  -----------------
                                                    2004      2003
                                                  -------   -------
Settlement arrangements with vendors ..........   $    --   $ 2,072
Professional fees .............................       169       427
Carrier services ..............................       109       360
Employee compensation .........................       128       130
Consideration for acquired intangibles ........        45        --
Acquired subscriber withheld consideration ....        44        --
Inventory purchases ...........................        22        --
Dealer commissions ............................         7         6
Marketing expenses ............................         3        15
Other .........................................        11        30
                                                  -------   -------
                                                  $   538   $ 3,040
                                                  =======   =======

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.   COMMITMENTS AND CONTINGENCIES

      On February 15, 2002, Eagle Truck Lines Inc. (a/k/a Air Eagle, Inc.) filed suit against GoAmerica, Inc. in the Superior Court of the State of California for the County of Los Angeles seeking payment of $590, plus other damages, expenses, interest and costs of suit. This action was removed to the United States District Court for the Central District of California and subsequently, pursuant to a motion brought by GoAmerica, transferred to the District of New Jersey where GoAmerica was moved to have it consolidated with the action described in the next paragraph. Air Eagle alleged that GoAmerica, as successor in interest to Flash, failed to perform its obligations under a consulting contract dated July 2, 1999 (the "Contract"), by and between Flash and Air Eagle. Air Eagle alleged that GoAmerica assumed the rights and liabilities under this Contract as a result of its purchase of substantially all of the assets of Flash in November 2000. On September 19, 2003, Air Eagle filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Central District of California. In December 2004, the parties agreed and received court approval to settle this litigation in consideration of GoAmerica's paying Air Eagle $140 and Air Eagle principals' agreeing to assist GoAmerica in the Company's litigation against the Flash Defendants below.

      In a separate but related matter, on July 31, 2002, GoAmerica filed suit against Flash and certain former officers and shareholders of Flash (the "Flash Defendants") in the United States District Court for the District of New Jersey for violations of federal and state securities law and common law fraud in connection with the sale of the assets of Flash to GoAmerica. In October 2002, each of the Flash Defendants filed answers to GoAmerica's complaint denying all of the Company's charges, with one of the Flash Defendants adding counterclaims against the Company and certain named officers alleging, among other things, fraudulent misrepresentation, violations of state securities law and unjust enrichment in excess of $1,000. The other Flash Defendants have been granted leave to amend their answer to include substantially similar counterclaims against the Company and Company officer defendants. The Company filed a motion to dismiss the Flash Defendants' counterclaims, and the Flash Defendants filed cross-motions for judgment on the pleadings and for summary judgment seeking dismissal of the Company's claims against them. On March 2, 2005, all of the Flash Defendants' counterclaims against the Company and the Company officer defendants were dismissed, and the Flash Defendants' cross-motions to dismiss the Company's claims against them were denied in all respects other than the common law fraud claim. The Company is exploring its options as a result of these favorable dismissals.

      In September 2003, Michael Marts, an individual residing in California, sued Boundless Depot, Scott Johnson and Robert Rademacher (collectively, the "Boundless Depot Defendants"), among others, with respect to claims for breach of contract by some or all of the Boundless Depot Defendants. Wynd Communications was named as a co-defendant in this action (the "Marts Action") as the successor-in-interest to the Deafwireless assets that Wynd and the Company acquired as of March 1, 2003 from the Boundless Depot Defendants pursuant to an asset purchase agreement dated as of February 8, 2003 (the "Deafwireless Agreement"). All of the claims, aggregating approximately $433, arose prior to execution of the Deafwireless Agreement, with more than half of the damages claimed arising prior to 2003. Wynd and the Company are no longer parties to the Marts Action pursuant to their motion to dismiss being granted on March 17, 2005.

      In a separate but related matter, on September 22, 2004, two of the Boundless Depot Defendants sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of $1,000 dollars for GoAmerica's refusal to pay unattained contingent consideration, comprising cash and/or GoAmerica Common Stock, to Boundless Depot in connection with the Deafwireless Agreement. We believe that the contractual contingencies of the Deafwireless Agreement were not met and that the Boundless Depot Defendants remain in breach of their indemnity obligations under the Deafwireless Agreement with respect to the Marts Action; therefore the Company does not believe that any of the contingent consideration is owed. Moreover, even if all contingencies under the Deafwireless Agreement had been attained, the Company believes that the damages claimed in this case are excessive since the aggregate value of such contingent consideration would not be material. The Company intends to defend this action vigorously and may elect to pursue counterclaims.

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      Future minimum capital lease payments and future minimum lease payments relating to office space under noncancelable operating leases as of December 31, 2004 are as follows:

                                                              Capital
Year ending December 31,                                       Leases        Operating Leases
-------------------------------------------------------   ----------------   ----------------
2005 ..................................................   $              1   $            291
2006 ..................................................                 --                285
2007 ..................................................                 --                140
2008 ..................................................                 --                 --
2009 ..................................................                 --                 --
Thereafter ............................................                 --                 --
                                                          ----------------   ----------------
Total minimum lease payments ..........................                  1   $            716
                                                                             ================
Less amount representing interest .....................                (--)
                                                          ----------------
Present value of net minimum capital ..................
  lease payments ......................................                  1
Less current portion of capital lease obligations .....                 (1)
                                                          ----------------
Obligations under capital lease, net of current portion   $             --
                                                          ================

      During 2004, 2003 and 2002 total rent expense was approximately $277, $2,139 and $3,282, respectively.

      At December 31, 2004, a standby letter of credit totaling approximately $600 was outstanding as security deposit in favor of Cingular. As of December 31, 2004, $604 of cash held in the Company's bank accounts was restricted to secure this letter of credit. As of December 31, 2003, the Company had no standby letters of credit outstanding.

      During 2002, the Company entered into employment agreements with certain of its key executives which provide for fixed compensation. These agreements generally continue until terminated by the employee or the Company and, under certain circumstances, provide for salary continuance for a specified period. The Company's maximum aggregate liability under the agreements if these employees were terminated is approximately $175 at December 31, 2004.

12.   BENEFIT PLAN

      The Company has  established  a defined  contribution  plan under  Section
401(k) of the Internal Revenue Code, which provides for voluntary employee contributions of up to 15 percent of compensation for employees meeting certain eligibility requirements. The Company contributes to the plan up to a maximum of 3 percent.

13.   STOCKHOLDERS' EQUITY

      On December 19, 2003, the Company granted Sunrise Securities Corp. a warrant to purchase 10,150 shares of the Company's common stock at a price of $12.00 per share as part of their compensation for securing bridge financing for the Company as described in note 5. This warrant was immediately exercisable at the date of grant. The warrant had an estimated fair market value at the date of grant of approximately $292 and was recorded as additional deferred debt expense. Such warrant was exercised during 2004.

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

      On May 20, 2004, the Company's Board of Directors authorized the repurchase of up to 62,500 shares of its Common Stock pursuant to a new stock buyback program. As of December 31, 2004, the Company had repurchased an aggregate of 24,063 shares of its Common Stock at an average price of $7.778 per share. All purchases under the program have been made in the open market at the Company's discretion.

      The Company also issued warrants in 2003 relating to the settlement of their lease obligations (see note 3) and as part of the bridge note financing (see note 5).

      As of December 31, 2004, the Company had reserved shares of common stock for issuance as follows:

Exercise of common stock options......................................   127,408
Exercise of common stock purchase warrants............................    85,338
Employee stock purchase plan..........................................    48,335

14.   STOCK OPTION PLANS AND OTHER STOCK-BASED COMPENSATION

      On August 3, 1999, the Company adopted the GoAmerica Communications Corp. 1999 Stock Option Plan. This plan provided for the granting of awards to purchase shares of common stock. No further options will be made under the GoAmerica Communications Corp. 1999 Stock Option Plan.

      In December 1999, the Company's Board of Directors adopted the GoAmerica, Inc. 1999 Stock Plan (the "Plan") as a successor plan to the GoAmerica Communications Corp. 1999 Stock Option Plan, pursuant to which 60,000 additional shares of the Company's common stock have been reserved for issuance to selected employees, non-employee directors and consultants. In May 2001, the Company's shareholders approved an increase in the maximum number of shares issuable under the Plan from 60,000 to 132,809 shares.

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

      The following table summarizes activity on a combined basis for the plans during 2004, 2003 and 2002:

                                              Number of       Weighted-Average
                                               Options        Exercise Price
                                           ---------------    ---------------
Outstanding at January 1, 2002 .........            76,189    $        376.00
Granted ................................            72,453    $         66.40
Exercised ..............................            (2,888)   $         40.00
Cancelled ..............................           (30,451)   $        403.20
                                           ---------------
Outstanding at December 31, 2002 .......           115,303    $        177.60
Granted ................................            12,188    $         24.80
Exercised ..............................            (8,931)   $         40.00
Cancelled ..............................           (41,605)   $        292.00
                                           ---------------
Outstanding at December 31, 2003 .......            76,955    $        105.60
Granted ................................            10,000    $          2.35
Exercised ..............................            (6,776)   $         29.23
Cancelled ..............................            (9,799)   $        118.14
                                           ---------------
Outstanding at December 31, 2004 .......            70,380    $        116.66
                                           ===============
Exercisable at December 31, 2004 .......            48,459    $        127.20
                                           ===============
Exercisable at December 31, 2003 .......            40,076    $        157.60
                                           ===============
Exercisable at December 31, 2002 .......            53,303    $        219.20
                                           ===============
Available for grant at December 31, 2004            57,028                 --
                                           ===============

      The following table summarizes information about fixed price stock options outstanding at December 31, 2004:


                                                Outstanding                                    Exercisable
                            ------------------------------------------------------   -----------------------------------
                                                                  Weighted-Average
                                 Number        Weighted-Average       Remaining          Number         Weighted-Average
Range of Exercise Prices      Outstanding       Exercise Price    Contractual Life     Exercisable       Exercise Price
-------------------------   ----------------   ----------------   ----------------   ----------------   ----------------
          $2.35                       10,000   $           2.35      9.8 years                  3,333   $           2.35
      $20.00-$26.40                   28,672   $          23.86      5.5 years                 16,515   $          23.95
      $36.00-$44.80                    5,875   $          44.12      7.0 years                  7,094   $          44.64
      $56.80-$84.80                    4,471   $          84.64      5.6 years                  4,532   $          84.64
     $104.80-$156.80                  11,565   $         146.93      7.9 years                  7,195   $         144.34
     $162.40-$195.20                   3,096   $         166.54      5.8 years                  3,089   $         166.55
     $401.60-$600.00                   5,963   $         432.58      6.1 years                  5,963   $         432.58
     $637.60-$661.60                      13   $         637.60      6.8 years                     13   $         637.60
    $1200.00-$1280.00                    725           $1268.97      6.6 years                    725           $1268.97
                            ----------------                                         ----------------
                                      70,380                                                   48,459
                            ================                                         ================

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      For certain options granted during 2000 and 1999, the Company has recorded pursuant to APB No. 25 approximately $8,457 and $7,799, respectively, of deferred compensation expense representing the difference between the exercise price and the market value of the common stock on the date of grant. These amounts were being amortized over the vesting period of each option and amounted to approximately $314 and $2,315 during the years ended December 31, 2003 and 2002, respectively.

      The following table discloses,  for the year ended December 31, 2004, 2003
and  2002,   the  number  of  options   granted  and  certain   weighted-average
information:

                                                          Year ended December 31,
                   ---------------------------------------------------------------------------------------------------------
                                2004                                2003                                 2002
                   ---------------------------------   ---------------------------------   ---------------------------------
                   Number of     Fair      Exercise    Number of     Fair      Exercise    Number of     Fair      Exercise
                    Options      Value       Price      Options      Value       Price      Options      Value       Price
                   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Exercise price
 greater than
 market price ...         --   $      --   $      --          --      $   --     $    --          --   $      --   $      --
Exercise price
 equals market
 price ..........     10,000        2.35        2.35      12,188       24.80       24.80      72,453       66.40       66.40
Exercise price
 less than market
 price ..........         --          --          --          --          --          --          --          --          --

      Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 (see note
1). For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004, 2003 and 2002: weighted-average risk-free interest rate of 4.20%, 4.20% and 4.03% respectively; expected volatility of 0.80; no dividends; and a weighted-average expected life of the options of 2.0 years, 2.0 years and 3.0 years, respectively.

      In December 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan effective upon the Company's initial public offering of its common stock, which was completed on April 12, 2000. The Company initially reserved 50,000 shares of common stock for issuance under the plan. During 2003 and 2002, there were 600 and 1,065 shares, respectively, sold pursuant to the plan.

15.   INCOME TAXES

      Significant   components  of  the   Company's   deferred  tax  assets  and
liabilities are as follows:

                                                               December 31,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------
Deferred tax assets:
    Net operating loss carryforwards .................     $ 70,587    $ 71,710
    Deferred compensation ............................        8,635       8,635
    Reserves and accruals ............................          626         461
    Amortization of Goodwill .........................        4,024       3,964
    Other ............................................        2,388       2,701
Less valuation allowance .............................      (86,261)    (87,302)
                                                           --------    --------
Deferred tax assets ..................................            1         169
Deferred tax liabilities:
    Intangible assets ................................           (1)       (169)
                                                           --------    --------
Net deferred tax assets ..............................     $     --    $     --
                                                           ========    ========

      A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

                                                                        Year ended December 31,
                                                                  --------------------------------
                                                                    2004        2003        2002
                                                                  --------    --------    --------
Statutory federal income tax (benefit) at 34% ...............     $ (1,511)   $ (2,764)   $(19,002)
State income tax (benefit), net of federal benefit ..........         (372)       (122)     (1,911)
Non-deductible expenses, primarily impairment of goodwill ...        2,193       1,350       4,130
Increase in valuation allowance .............................       (1,042)      1,252      16,347
                                                                  --------    --------    --------
Total .......................................................     $   (732)   $   (284)   $   (436)
                                                                  ========    ========    ========

      The state tax benefits recorded in 2004, 2003 and 2002 of $732, $284 and $436, respectively, are attributable to the Company's sa le of certain state net operating loss carryforwards.

      At December 31, 2004, the Company had a federal and state net operating loss ("NOL") carryforward of approximately $181,200 and $149,500, respectively. The federal NOL carryforwards expire beginning in 2011 and state NOL's beginning in 2005. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock

                                 GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 1999, such a change in ownership occurred. As a result of the change, the Company's ability to utilize certain of its net operating loss carryforwards will be limited to approximately $1,400 of taxable income, per year. In addition, the Company acquired additional net operating losses through its acquisitions of Wynd and Hotpaper. The Company believes that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. The Company has not performed a detailed analysis to determine the amount of the potential limitations. In addition, the Company has not performed a detailed analysis to determine the amount of the potential limitations as a result of the March financing.

                                GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The table below summarizes the Company's unaudited quarterly operating results for years ended December 31, 2004 and 2003.


                                                                  Quarter Ended

2004                                       March 31        June 30       September 30    December 31
                                         ------------    ------------    ------------    ------------
Net revenue and other income .........   $      1,948    $      1,597    $      1,370    $      1,307
Cost of revenue ......................         (1,195)           (974)           (733)           (831)
Operating expenses ...................         (1,865)         (1,651)         (1,511)         (1,702)
Depreciation and amortization expenses           (532)           (399)           (267)           (288)
Settlement gains, net ................          1,621              --            (140)             13
Interest (expense) income, net .......         (1,065)             36              38              47
Benefit from income taxes ............             --              --              --             732
Net (loss) ...........................   $     (1,088)   $     (1,391)   $     (1,243)   $       (722)
Net (loss) per common share:
    - Basic ..........................   $      (1.09)   $      (0.68)   $      (0.61)   $      (0.35)
    - Diluted ........................   $      (1.09)   $      (0.68)   $      (0.61)   $      (0.35)

2003                                       March 31        June 30       September 30    December 31
                                         ------------    ------------    ------------    ------------
Net revenue and other income .........   $      3,103    $      3,331    $      3,123    $      2,321
Cost of revenue ......................         (1,846)         (1,533)         (1,610)           (660)
Operating expenses ...................         (4,578)         (3,056)         (1,942)         (2,322)
Depreciation and amortization expenses           (814)           (944)           (581)           (654)
Impairment of long-lived assets ......             --          (1,245)             --            (150)
Gain on sale of subscribers ..........          1,180             565              11              --
Settlement gains, net ................             --              --              --              85
Interest income, net .................            (12)              3              (4)           (262)
Benefit from income taxes ............             --              --              --             284
Net (loss) ...........................   $     (2,967)   $     (2,879)   $     (1,003)   $     (1,358)
Net (loss) per common share:
    - Basic ..........................   $      (4.39)   $      (4.26)   $      (1.48)   $      (1.98)
    - Diluted ........................   $      (4.39)   $      (4.26)   $      (1.48)   $      (1.98)

                                GOAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17.   SUPPLEMENTAL CASH FLOW INFORMATION

      The table below presents the Company's supplemental disclosure of cash flow information for the years ended December 31, 2004, 2003 and 2002.

                                                                      YEARS ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                      2004       2003      2002
                                                                   -------    -------   -------
Supplemental disclosure of cash flow information:
     Interest paid .............................................   $    32    $    21   $    91

Non-cash investing and financing activities:
     Beneficial conversion feature of convertible bridge note
        payable ................................................        --        528        --
     Conversion of bridge note payable into common stock .......     1,015         --        --
     Application of deferred financing costs against proceeds
        from the sale of stock .................................       606         --        --
     Issuance of shares for vendor settlements .................       450         --        --
     Issuance of shares to acquire intangible assets ...........       442         --        --
     Issuance of warrant to placement agent to secure financing         --        292        --
     Restricted cash utilized to pay accrued expenses ..........        --        556        --
     Conversion of capital lease obligation into an account
       payable .................................................        --        152        --
     Accrued expenses related to acquisition of subscribers ....        --         50        --
     Accrued expenses related to the incurrence of deferred
        financing expense ......................................        --         70        --

                                                                     SCHEDULE II
                                 GOAMERICA, INC.
                          FINANCIAL STATEMENT SCHEDULE

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                         BALANCE AT        ADDITIONS:                             BALANCE AT
                                        BEGINNING OF     CHARGED TO COSTS                           END OF
                                            PERIOD         AND EXPENSES       DEDUCTIONS             PERIOD
                                       ---------------   ---------------   ---------------      ---------------
YEAR ENDED DECEMBER 31, 2004
     Allowance for doubtful accounts   $         1,213   $           239   $           849(1)   $           603
     Inventory Reserve                              --                84                84(3)                --

YEAR ENDED DECEMBER 31, 2003
     Allowance for doubtful accounts   $         3,418   $           534   $         2,739(1)   $         1,213
     Inventory Reserve                              --                47                47(3)                --
     Sales allowances, discounts &
       returns                                     513               134               647(2)                --

YEAR ENDED DECEMBER 31, 2002
     Allowance for doubtful accounts   $         2,675   $         3,221   $         2,478(1)   $         3,418
     Inventory Reserve                           4,740             5,889            10,629(3)                --
     Sales allowances, discounts &
       returns                                   1,378             2,686             3,551(2)               513

(1) Uncollectible accounts written-off, net of recoveries.
(2) Returns and discounts charged to reserve.
(3) Inventory discounts charged to reserve.