Form 10-K/A
period 2004-12-31
GOAMERICA INC
filed 2005-05-02
CIK 1101268

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-K/A

                                (Amendment No. 1)

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

                         Commission File Number 0-29359

                                 GOAMERICA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                    22-3693371
-----------------------------------   ------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

433 Hackensack Avenue, Hackensack, New Jersey                          07601
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code (201) 996-1717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of Each Exchange on Which Registered
-------------------                 -----------------------------------------

None
-------------------                 --------------------------------------------

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


                 Yes:   X                           No:
                      ------                            ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                 Yes:                               No:   X
                      ------                            ------

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the "Annual Report") of GoAmerica, Inc. (the "Company" or "GoAmerica") filed on March 31, 2005 with the Securities & Exchange Commission (the "SEC") is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2004 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications and have corrected a clerical error on the cover page regarding the Company's status as a non-accelerated filer. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 31, 2005 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below

                                TABLE OF CONTENTS

            Item                                                            Page
            ----                                                            ----

PART III    10.  Directors and Executive Officers of the Registrant......
            11.  Executive Compensation..................................
            12.  Security Ownership of Certain Beneficial Owners and
                   Management............................................
            13.  Certain Relationships and Related Transactions..........
            14.  Principal Accountant Fees and Services..................

PART IV     15.  Exhibits and Financial Statements.......................

SIGNATURES...............................................................

EXHIBIT INDEX............................................................

                                    PART III

Item 10. Directors and Executive Officers.

Board of Directors

      We currently have seven directors. As set forth in our amended and restated certificate of incorporation, the terms of office of the members of the Board of Directors are divided into three classes: Class A, whose term will expire at the 2007 Annual Meeting of Stockholders; Class B, whose term will expire at the 2005 Annual Meeting of Stockholders; and Class C, whose term will expire at the 2006 Annual Meeting of Stockholders. The current Class A directors are Mark Kristoff and Joseph Korb, the current Class B directors are Daniel Luis and David Lyons, and the current Class C directors are Aaron Dobrinsky, Alan Docter and King Lee. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our by-laws permit the Board of Directors to increase or decrease the size of the Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the Board of Directors may have the effect of delaying or preventing changes in control or management of GoAmerica. The following table provides additional information regarding the members of our Board of Directors:

                                                    Served as a        Positions with
Name                                     Age      Director Since       the Company
----                                     ---      --------------       -----------
Aaron Dobrinsky......................     41           1996            Chairman of the Board

Daniel Luis..........................     38           2003            Chief Executive Officer
                                                                       and Director

Alan Docter..........................     61           1996            Director

Joseph Korb..........................     53           1996            Director

Mark Kristoff........................     43           1998            Director

King Lee.............................     64           2003            Director

David Lyons..........................     55           2004            Director

      Aaron Dobrinsky founded GoAmerica in 1996 and served as our Chairman of the Board since our inception in 1996. He also served as our President until November 2000 and our Chief Executive Officer until January 2003. Mr. Dobrinsky is currently the Chief Executive Officer of RoomLinX, Inc., a provider of wireless high-speed Internet network solutions to hotels and conference centers.

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

      Joseph Korb joined GoAmerica in 1997 as Executive Vice President and has been a director since October 1996. From May 2002 to March 2004, Mr. Korb served as our Executive Vice Chairman, havng served as our President from November 2000 until May 2002. Mr. Korb is currently Chief Executive Officer of EyeRover Media LLC, a privately held company that specializes in software solutions for embedded systems.

      Mark Kristoff joined our Board of Directors in June 1998. Since 1991, Mr. Kristoff has been President and Chief Operating Officer of Considar, Inc., an international metals trading company. Since 1990, Mr. Kristoff also has been an early-stage investor in many technology companies and serves on the boards of directors of a number of privately held companies.

      King Lee joined our Board of Directors in January 2003. Mr. Lee currently serves as the Managing Partner of Resource Capitalists, LLC, a management consulting firm. During his career he has served as the chief executive officer of a number of companies both public and private. Mr. Lee has spent the last eleven years investing in turnarounds and during that same period he was also the co-founder of Wynd Communications Corporation, which became a wholly owned subsidiary of GoAmerica in June 2000. He also served on the board of directors of Wynd Communications Corporation until its acquisition by GoAmerica. Mr. Lee serves on the boards of directors of a number of privately held companies.

      David Lyons joined our Board of Directors in October 2004. Mr. Lyons is currently a managing partner of the Nacio Investment Group, the holdings of which include a major interest in Nacio Systems, Inc., a managed hosting company providing outsourced infrastructure and communication services for mid-size businesses that the Nacio Investment Group acquired out of bankruptcy. Prior to joining Nacio in 2002, Mr. Lyons co-founded Globalnet VDS, a transaction services firm active in the consolidation of European voice and data telecommunications businesses. From 1998 to 2000, Mr. Lyons served as Vice President of Acquisitions for Expanets, Inc., a national provider of converged communications solutions founded by NorthWestern Corporation that acquired numerous local communications and data networking companies, as well as Lucent Technology's Growing and Emerging Markets (GEM) division. Previously, he was Chairman and CEO of Amnex, Inc. and held various executive management positions at Walker Telephone Systems, Inc. and Inter-tel, Inc.

      Each of Messrs. Docter, Kristoff, Lee and Lyons has been determined to be "independent" within the meaning of SEC and Nasdaq regulations

      The Board of Directors has an Audit Committee, whose responsibilities include: (i) evaluating and the engagement of the Company's independent auditors; (ii) reviewing and reporting on the results and scope of their audit findings; (iii) reviewing the Company's periodic reports filed with the Securities and Exchange Commission; and (iv) monitoring, on a periodic basis, the internal controls of the Company. The Audit Committee is currently comprised of Messrs. Docter, Kristoff and Lee, with Mr. Lee serving as Chairman. The Audit Committee held four meetings during 2004. The Company's Board of Directors has determined that King Lee constitutes an "audit committee financial expert", as such term is defined by the SEC.

Executive Officers

The following table identifies the current executive officers of the Company:

                                                                Capacities in                              In Current
Name                                        Age                 Which Serving                           Position Since
----                                        ---                 -------------                           --------------
Daniel R. Luis ......................        38     Chief Executive Officer                                    2003
Donald G. Barnhart (1) ..............        47     Chief Financial Officer                                    2004
Jesse Odom (2) ......................        39     Chief Technology Officer                                   2000
Wayne D. Smith (3)  .................        46     Executive Vice President, General Counsel and Secretary    2005

--------------------------------------------

(1) Donald Barnhart joined GoAmerica in 1999 and became its Vice President and Controller in 2000. He was appointed Chief Financial Officer in March 2004. Prior to joining GoAmerica, Mr. Barnhart held various finance positions with Bogen Communications (a telecommunications manufacturer) and operated his own accounting and consulting firm. Mr. Barnhart is a CPA in New Jersey.

(2) Jesse Odom joined GoAmerica in 1996 as Vice President of Network Operations. He was appointed Chief Technology Officer in November 2000.

(3) Wayne Smith joined GoAmerica in May 2002 as Vice President, General Counsel and was appointed corporate Secretary in November 2003. He was appointed Executive Vice President, General Counsel and Secretary in March 2005. Prior to joining GoAmerica, Mr. Smith held a variety of legal and staff positions with Viacom Inc. (a diversified entertainment company) from 1985 to 2001, most recently serving as Vice President, Corporate Counsel

      None of our executive officers is related to any other executive officer or to any director of the Company. Our executive officers are elected annually by the Board of Directors and usually serve until their successors are duly elected and qualified.

Section 16(a) Beneficial Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission. All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a). Based on our review of the copies of such forms received by us or written representations from such reporting persons, each such reporting person filed all of their respective reports pursuant to Section 16(a) on a timely basis during 2004.

Code of Ethics

         GoAmerica maintains a code of ethics applicable to its directors, executive officers and other senior financial personnel. A copy of this code of ethics is posted on our website, accessible at http://www.goamerica.com/Company_info/ethics_execs.php.

Item 11.  Executive Compensation

Summary of Compensation in 2004, 2003 and 2002

      The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer at any time during 2004, regardless of compensation level, and each other executive officer of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives"), for the years ended December 31, 2004, 2003 and 2002.

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------
                                                                                               Long-Term
                                                            Annual Compensation               Compensation
                                                                                                Awards
                                                  --------------------------------------------------------------------------
                                                                                 Other
                                                                                 Annual       Securities
                                                                             Compen-sation    Underlying       All Other
    Name and Principal Position          Year        Salary       Bonus(1)        (2)           Options      Compen-sation
                                                      ($)           ($)           ($)             (#)             ($)
----------------------------------------------------------------------------------------------------------------------------
Daniel R. Luis................           2004        229,046 (3)   25,000            --               --         5,953 (4)
  Chief Executive Officer since          2003        179,706 (3)       --            --               --         3,351 (4)
  January 2003; former President         2002        214,571           --            --            8,015         3,351 (4)
  and Chief Operating Officer (from
  May 2002 to January 2003)

Donald G. Barnhart............           2004        160,115       27,000            --               --         5,500(4)
  Chief Financial Officer since          2003        154,884           --            --               --         3,513 (4)
  March 2004; Principal Accounting       2002        120,865           --            --            1,265            --
  Officer since September 2003

Jesse Odom....................           2004        178,654(5)    20,000            --               --          4361 (4)
  Chief Technology Officer               2003        164,613(5)        --            --                          7,235 (4)
                                         2002        185,296           --            --            3,129         5,980 (4)

Wayne D. Smith................           2004        150,014       50,000 (7)        --               --            --
  Executive Vice President, General      2003        145,000           --            --               --            --
  Counsel and Secretary(6)               2002         96,250           --            --               --            --

----------------

(1) Except as otherwise indicated, the bonus awards were earned in the year indicated and were paid in the following year.

(2) The value of certain personal benefits is not included since the aggregate amount of such compensation did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus for such Named Executives.

(3) Mr. Luis deferred approximately $35,000 of his base salary until 2004, contingent upon the closing of the March 2004 Financing.

(4) Represents the dollar value of automobile lease payments paid by or on behalf of the Company for the benefit of the Named Executive.

(5) Mr. Odom deferred approximately $15,000 of his base salary until 2004, contingent upon the closing of the March 2004 Financing.

(6) Mr. Smith joined the Company in May 2002 and was appointed an executive officer in March 2005.

(7)   One half of such bonus amount was paid during 2005.


OPTION GRANTS IN 2004

The following table provides information with respect to stock options granted to Named Executives during 2004.



                                                                                                 Potential
                                                                                           Realizable Value at
                                                                                             Assumed Annual
                                                                                             Rates of Stock
                                                                                            Appreciation for
                                                                                           Option Term ($)(2)
                                                                                          -----------------------
                                             % of Total
                                              Options
                      Number of              Granted to       Exercise
                      Securities              Employees        or Base
                    Underlying Options      in Fiscal Year      Price      Expiration Date
        Name          Granted (#)                (1)           ($/Sh)     (month/day/year)     5%          10%
------------------  ------------------     ----------------- ------------ ----------------  ---------   -------
Daniel R. Luis         4,375                   19.1            $16.00       4/6/2014        $44,023    $111,562

Donald G. Barnhart     3,421                   14.9            $16.00       4/6/2014         34,289      87,235

Jesse Odom             3,421                   14.9            $16.00       4/6/2014         34,289      87,235

Wayne D. Smith         3,046                   13.3            $16.00       4/6/2014         30,650      77,673


(1) Based on a total of 22,904 shares subject to options granted to our employees under our plans during 2004.

(2) The Securities and Exchange Commission (the "SEC") requires disclosure of the potential realizable value or present value of each grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent our estimate or projection of our future Common Stock prices. The disclosure assumes the options will be held for the full ten-year term prior to exercise. Such options may be exercised prior to the end of such term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

Equity Compensation Plans

      The following table provides certain information as of December 31, 2004 with respect to each of our equity compensation plans:

--------------------------------------------------------------------------------------------------------------------
                                                                                           Number of Securities
                              Number of Securities to       Weighted-Average             Remaining Available for
                                  be Issued Upon           Exercise Price of              Future Issuance Under
                                    Exercise of               Outstanding                  Equity Compensation
      Plan Category            Outstanding Options,        Options, Warrants                 Plans (Excluding
                                Warrants and Rights            and Rights                Securities Reflected in
                                        (a)                        (b)                          Column (a))
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security                    212,746                  $100.42                           57,028
holders

Equity compensation plans
not approved by security                     --                       --                               --
holders

Total (1)                               212,746                  $100.42                           57,028

----------------

(1) Excludes warrants to purchase 12,500 shares at $36.80 per share, issued in connection with a creditor settlement in 2003. Also excludes warrants exercisable at $0.15 per share granted in connection with the March 2004 Financing. No shareholder vote was required with such issuances.

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

Aggregated Option Exercises in 2004 and Year-End Option Values

      The following table presents information concerning the number of stock options held by the Named Executives at December 31, 2004. None of the Named Executives exercised any stock options during 2004 or owned any stock options with an exercise price below $9.84, the closing sale price of one share of the Company's Common Stock on December 31, 2004.

                       Number of Shares Underlying Unexercised
                            Options at Fiscal Year-end (#)
                    -----------------------------------------------
Name                    Exercisable           Unexercisable
----                    -----------           -------------
Daniel R. Luis               11,540               4,893
Donald Barnhart               2,947               2,458
Jesse Odom                    7,260               3,039
Wayne D. Smith (1)            2,417               2,097

(1) Mr. Smith was elected as Executive Vice President, General Counsel and Secretary in March 2005.

Compensation of Directors

      Non-employee directors serving on our Board of Directors receive quarterly compensation of $5,000 in cash and per meeting fees of $1,000 for each in person Board meeting attended, and $500 for each telephonic Board meeting attended. Each Committee member is entitled to receive $500 for each Board Committee meeting attended, except when such Committee meeting is contiguous to a full Board meeting, in which case no additional Committee attendance fee is payable. Each Committee Chairman receives an additional $1,500 in cash per quarter. Each independent director serving throughout 2003 received 3,750 stock options and Mr. Lyons received 10,000 stock options upon joining our Board in October 2004, in each case such options were granted with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, with approximately twenty five percent vesting immediately and the balance generally vesting ratably during the three years following the date of grant. As of the closing of the March 2004 Financing, Messrs. Dobrinsky and Korb are entitled to receive identical compensation as our other non-employee directors. The Company has engaged an independent compensation consultant to survey and recommend a new compensation plan for the Board of Directors beginning in 2005. Each director will be reimbursed by the Company for his or her reasonable expenses incurred in connection with his or her participation in our Board meetings.

      Mr. Dobrinsky is a party to an agreement with the Company, effective as of May 6, 2002 and amended as of March 10, 2004, under which he now serves as the Company's Chairman of the Board, receiving director compensation equal to the Company's independent directors but receiving no salary. Mr. Dobrinsky received approximately $50,000 in 2004 as partial recoupment of salary foregone in 2003 upon the closing of the March 2004 Financing. Mr. Dobrinsky and his family continue to receive health benefits from the Company. In addition, Mr. Dobrinsky is eligible to be a beneficiary of a term life insurance policy in his name, in the face amount of up to $1.0 million, for which the Company would pay the premiums.

      Mr. Korb was a party to an agreement with the Company, effective as of May 6, 2002, under which he most recently served as the Company's Executive Vice Chairman. Mr. Korb's employment agreement was terminated as of March 10, 2004 upon completion of the Financing, at which time he received approximately $50,000 as partial recoupment of salary foregone in 2003.

      Mr. Luis is a party to an agreement with the Company, effective as of May 6, 2002 and amended as of March 10, 2004, under which he now serves as our Chief Executive Officer at an initial base salary of $225,000, subject to annual adjustment. On December 16, 2002, the Compensation Committee approved a decrease in Mr. Luis' base salary to $200,000 effective January 20, 2003. Mr. Luis elected to defer approximately $35,000 of his 2003 salary until completion of the March 2004 Financing.

      Mr. Odom is a party to an agreement with the Company, effective as of May 6, 2002 and amended as of March 10, 2004, under which he serves as the Company's Chief Technology Officer at an initial base salary of $180,000. The Compensation Committee approved a decrease in Mr. Odom's base salary to $165,000 effective January 20, 2003. Mr. Odom elected to defer approximately $15,000 of his 2003 salary until completion of the March 2004 Financing.

      Mr. Barnhart is a party to an agreement with the Company, effective as of March 10, 2004, under which he serves as the Company's Chief Financial Officer at an initial base salary of $165,000.

      Mr. Smith is a party to an agreement with the Company that is yet to be finalized pursuant to which he serves as the Company's Executive Vice President, General Counsel and Secretary at an initial salary of $165,000, effective as of March 30, 2005.

      The Compensation Committee may award any or all of the Named Executives additional bonus payments or option grants in its discretion. The current term of each such agreement or most recent amendment was generally for two years. The Company has engaged an independent compensation consultant to survey and recommend a new compensation plan for the Company's executive officers, which is expected to be completed and implemented in 2005.

      In the event any of Messrs. Luis, Odom, Barnhart or Smith is terminated without cause, resigns for good reason or, in the case of Mr. Luis, is not reelected to the Company's Board of Directors, he shall be entitled to receive enhanced severance, subject to the Board of Directors' approval of a new plan based on the independent compensation consultant's recommendations. Each of Messrs. Luis, Odom, Barnhart and Smith also receive up to $500 per month in automobile allowances and will be reimbursed for additional automobile expenses incurred in connection with their duties. Each employment agreement also contains certain invention assignment and confidentiality provisions and also requires that the Company maintain standard directors and officers insurance of no less than $10.0 million.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Common Stock

      The following table sets forth certain information, as of March 24, 2005, with respect to holdings of the Company's Common Stock by each of the Company's directors and Named Executives, and all directors and current executive officers as a group. Unless otherwise indicated, the address for the individuals below is that of the Company: GoAmerica, Inc., 433 Hackensack Avenue, Hackensack, New Jersey 07601. The Company does not believe that any person beneficially owns more than 5% of the total number of shares of Common Stock outstanding as of such date, based on currently available Schedules 13D and 13G filed with the SEC.

                                                                   Amount and Nature of              Percent
Name and Address of Beneficial Owner                             Beneficial Ownership(1)             of Class(2)
------------------------------------                             --------------------                --------
Directors and Named Executives:

Donald Barnhart .......................................                   3,653 (3)                     *

Aaron Dobrinsky........................................                  41,728 (4)                   2.0%

Alan Docter............................................                   5,900 (5)                     *

Joseph Korb............................................                  12,765 (6)                     *

Mark Kristoff..........................................                   7,150 (7)                     *

King Lee...............................................                   2,921 (8)                     *

Daniel R. Luis.........................................                  11,603 (9)                     *


David Lyons............................................                   2,500(10)                     *

Jesse Odom.............................................                   7,260(11)                     *

Wayne D. Smith.........................................                   2,517(12)                     *

(iii)    All directors and officers as a
         group  (10 persons)...........................                  97,998(13)                   4.7%


--------------
*     Less than one percent.

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2) Applicable percentage of ownership is based on an aggregate of 2,093,451 shares of Common Stock outstanding on March 24, 2005, plus any then exercisable stock options and warrants held by each such holder, plus options and warrants which will become exercisable by such holder within 60 days after March 24, 2005.

(3) Includes approximately 3,300 shares of Common Stock underlying options which are exercisable as of March 24, 2005 or within 60 days after such date.

(4) Includes 5 shares held for the benefit of Mr. Dobrinsky's minor children. Mr. Dobrinsky has voting and dispositive power with respect to such shares. Also includes approximately 5,400 shares of Common Stock underlying options which are exercisable as of March 24, 2005 or within 60 days after such date.

(5) Represents approximate number of shares of Common Stock underlying options which are exercisable as of March 24, 2005 or within 60 days after such date.

(6) Includes approximately 5,800 shares of Common Stock underlying options which are exercisable as of March 24, 2005 or within 60 days after such date.

(7) Includes approximately 5,900 shares of Common Stock underlying options which are exercisable as of March 24, 2005 or within 60 days after such date.

(8) Includes approximately 2,300 shares of Common Stock underlying options which are exercisable as of March 24, 2005 or within 60 days after such date. Also includes 584 shares held by the Lee Living Trust, of which Mr. Lee is a co-trustee, but not a beneficiary. Also includes 37 shares of Common Stock underlying warrants which are immediately exercisable held by the Lee Living Trust.

(9) Includes approximately 11,540 shares of Common Stock underlying options which are exercisable as of March 24, 2005 or within 60 days after such date.

(10) Represents approximate number of shares of Common Stock underlying options which are exercisable as of March 24, 2005 or within 60 days after such date.

(11) Represents approximate number of shares of Common Stock underlying options which are exercisable as of March 24, 2005 or within 60 days after such date.

(12) Includes approximately 2,392 shares of Common Stock underlying options which are exercisable as of March 24, 2005 or within 60 days after such date.

(13) Includes approximately 52,292 shares of Common Stock underlying options which are exercisable as of March 24, 2005 or within 60 days after such date.

Item 13. Certain Relationships and Related Transactions.

There have been no transactions involving any of Messrs. Docter, Kristoff or Lee or any other insiders to be disclosed since January 1, 2004 under the heading "Compensation Committee Interlocks and Insider Participation" or otherwise. The Company entered into a services agreement with David Lyons as of January 1, 2005 to provide certain consulting services for up to six months; Mr. Lyons shall not receive compensation in excess of $60,000 in aggregate during 2005 under such agreement.

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

      Audit Fees. Audit fees billed or expected to be billed to the Company by WithumSmith for the audit of the financial statements included in the Company's Annual Reports on Form 10-K, and reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, for the years ended December 31, 2004 and 2003 totaled approximately $94,000 and $78,000, respectively.

      Audit-Related Fees. The Company was billed approximately $10,000 and $36,000 by WithumSmith for assurance and related services rendered by WithumSmith during the fiscal years ended December 31, 2004 and 2003, respectively, that are not reported under the immediately preceding paragraph.

      Tax Fees. The Company was billed approximately $2,000 by WithumSmith for each of the fiscal years ended December 31, 2004 and 2003 for tax services, principally advice regarding the preparation of income tax returns.

      All Other Fees. The Company was billed $0 and $0 by WithumSmith for all other services for the fiscal years ended December 31, 2004 and 2003.

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

                                    PART IV

Item 15. Exhibits and Financial Statements.

(a)(3) Exhibits.

31.1 Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of April, 2005.

                                        GOAMERICA, INC.


                                        By: /s/ Daniel R. Luis
                                            ------------------------------------
                                            Daniel R. Luis,
                                            Chief Executive Officer


                                            /s/ Donald G. Barnhart
                                            ------------------------------------
                                            Donald G. Barnhart,
                                            Chief Financial Officer

                                  EXHIBIT INDEX

31.1 Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.