Form 10-Q
period 2005-03-31
GOAMERICA INC
filed 2005-05-12
CIK 1101268

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                           Commission File No. 0-29359

                                 GoAmerica, Inc.
                     -------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                        22-3693371
   ----------------------------                    --------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

433 Hackensack Avenue, Hackensack, New Jersey                             07601
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (201) 996-1717
                                 --------------
                         (Registrant's Telephone Number,
                              Including Area Code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes:   X                                               No:
            -----                                                  -----

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

       Yes:                                                   No:    X
            -----                                                  -----

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 2005:

   Class                                                  Number of Shares
   -----                                                  ----------------
Common Stock, $.01 par value                                  2,093,451

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS
                                -----------------



                                                                                                            Page
                                                                                                            ----
PART I.       FINANCIAL INFORMATION.....................................................................     1

      Item 1.    Financial Statements (March 31, 2005 and 2004 is unaudited)............................     1

             Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004...........     2

             Condensed  Consolidated  Statements  of  Operations  for the Three Months Ended March 31,
                  2005 and 2004.........................................................................     3

             Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                  2005 and 2004.........................................................................     4

             Notes to Condensed Consolidated Financial Statements.......................................     5

      Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

             General....................................................................................     10

             Critical Accounting Policies and Estimates.................................................     10

             Results of Operations......................................................................     11

             Liquidity and Capital Resources............................................................     15

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................     17

      Item 4.    Controls and Procedures................................................................     17

PART II.      OTHER INFORMATION.........................................................................

      Item 1.    Legal Proceedings......................................................................     18

      Item 6.    Exhibits...............................................................................     18

SIGNATURES..............................................................................................     19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              MARCH 31,       DECEMBER 31,
                                                                                2005              2004
                                                                           --------------------------------
                                                                            (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .........................................   $        7,121    $        7,098
     Accounts receivable, net ..........................................            1,614             1,530
     Other receivables .................................................               --               732
     Merchandise inventories, net ......................................              196               123
     Prepaid expenses and other current assets .........................              258               219
                                                                           --------------    --------------
Total current assets ...................................................            9,189             9,702

Restricted cash ........................................................              300               604
Property, equipment and leasehold improvements, net ....................              944               940
Goodwill, net ..........................................................            6,000             6,000
Trade names and other intangible assets, net ...........................              418               639
Other assets ...........................................................              105               101
                                                                           --------------    --------------
                                                                           $       16,956    $       17,986
                                                                           ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................   $          241    $          348
     Accrued expenses ..................................................              595               538
     Deferred revenue ..................................................              312               285
     Other current liabilities .........................................               --                 1
                                                                           --------------    --------------
Total current liabilities ..............................................            1,148             1,172

Commitments and contingencies

Stockholders' equity:
     Common stock,  $.01 par value, authorized: 200,000,000 shares in
       2005 and 2004; issued: 2,117,514 in 2005 and 2,117,339 in 2004                  21                21
     Additional paid-in capital ........................................          285,856           285,854
     Accumulated deficit ...............................................         (269,883)         (268,875)
     Treasury stock, at cost, 24,063 shares in 2005 and 2004 ...........             (186)             (186)
                                                                           --------------    --------------
Total stockholders' equity .............................................           15,808            16,814
                                                                           --------------    --------------
                                                                           $       16,956    $       17,986
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

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   (UNAUDITED)

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                      --------------------------
                                                                         2005           2004
                                                                      -----------    -----------
REVENUES:
     Subscriber ...................................................   $       787    $     1,866
     Prepaid services .............................................           891             --
     Equipment ....................................................           102             36
     Other ........................................................           248             46
                                                                      -----------    -----------
                                                                            2,028          1,948
COSTS AND EXPENSES:
     Cost of subscriber airtime ...................................           285            868
     Cost of network operations ...................................            94            293
     Cost of equipment revenue ....................................           105             34
     Cost of prepaid services .....................................           830             --
     Sales and marketing ..........................................           111            169
     General and administrative ...................................         1,244          1,505
     Research and development .....................................            54            191
     Depreciation and amortization of fixed assets ................           130            280
     Amortization of other intangibles ............................           221            252
                                                                      -----------    -----------
                                                                            3,074          3,592
                                                                      -----------    -----------
Loss from operations ..............................................        (1,046)        (1,644)

Other income (expense):
     Settlement gains, net ........................................            --          1,621
     Interest income (expense), net ...............................            38         (1,065)
                                                                      -----------    -----------
Total other income ................................................            38            556
                                                                      -----------    -----------
Net loss ..........................................................   $    (1,008)   $    (1,088)
                                                                      ===========    ===========

Basic net loss per share ..........................................   $     (0.48)   $     (1.09)
                                                                      ===========    ===========
Diluted net loss per share ........................................   $     (0.48)   $     (1.09)
                                                                      ===========    ===========
Weighted average shares used in computation of basic net loss per
      share .......................................................     2,093,432        996,166
Weighted average shares used in computation of diluted net loss per
      share .......................................................     2,093,432        996,166

              The accompanying notes are an integral part of these
                             financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             2005            2004
                                                                         ------------    ------------
OPERATING ACTIVITIES
Net loss .............................................................   $     (1,008)   $     (1,088)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization of fixed assets ......................            130             280
  Amortization of other intangible assets ............................            221             252
  Amortization of deferred financing costs ...........................             --             624
  Amortization of discount on bridge note payable ....................             --             390
  Provision for losses on accounts receivable ........................             20               1
  Common stock issued for interest expense ...........................             --              19
  Settlement gains, net ..............................................             --          (1,621)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable .......................           (104)            100
    Decrease in other receivables ....................................            732             534
    (Increase) decrease in merchandise inventories ...................            (73)             12
    Increase in prepaid expenses and other current assets ............            (39)           (318)
    Decrease in accounts payable .....................................           (107)           (904)
    Increase (decrease) in accrued expenses and other liabilities ....             57            (233)
    Increase (decrease) in deferred revenue ..........................             27            (150)
                                                                         ------------    ------------
Net cash used in operating activities ................................           (144)         (2,102)

INVESTING ACTIVITIES
Change in other assets and restricted cash ...........................            300            (481)
Purchase of property, equipment and leasehold improvements ...........           (134)             --
                                                                         ------------    ------------
Net cash provided by (used in) investing activities ..................            166            (481)

FINANCING ACTIVITIES
Issuance of common stock, net of related expenses ....................             --          12,770
Issuance of common stock for exercise of stock options and warrants ..              2             144
Increase in deferred financing costs .................................             --             (81)
Payments made on capital lease obligations ...........................             (1)             (2)
                                                                         ------------    ------------
Net cash provided by financing activities ............................              1          12,831
                                                                         ------------    ------------

Net increase in cash and cash equivalents ............................             23          10,248
Cash and cash equivalents at beginning of period .....................          7,098             568
                                                                         ------------    ------------
Cash and cash equivalents at end of period ...........................   $      7,121    $     10,816
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Common stock issued in connection with conversion of bridge note .....   $         --    $      1,015

Common stock issued in connection with vendor settlements ............   $         --    $        451

Application of deferred financing costs against proceeds from the sale   $         --    $       (548)
   of stock

              The accompanying notes are an integral part of these
                             financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



NOTE 1 - BASIS OF PRESENTATION:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of March 31, 2005 and the results of its operations and its cash flows for the three month periods ended March 31, 2005 and 2004. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (as amended) for the year ended December 31, 2004.

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

      During the fourth quarter of 2004, the Company commenced selling prepaid calling card services. The Company sells prepaid calling cards in two methods:
1) as a distributor in which the Company has no future obligation to provide the usage embedded in the card and 2) as a Company branded card in which the Company is obligated to provide usage service utilizing its own infrastructure until the obligation to provide the service is either completed or the card expires.

      Prepaid airtime sold to customers is recorded as deferred revenue prior to the commencement of services and revenue is recognized when airtime is utilized or the card expires. Revenue from calling cards sold to customers in which the Company has no obligation to provide airtime service is recorded at the time of the delivery of the cards to the customer, provided that collection is deemed probable.

      The Company has incurred significant operating losses since its inception and, as of March 31, 2005, has an accumulated deficit of $269,883. During the three months ended March 31, 2005, the Company incurred a net loss of $1,008 and used $144 of cash to fund operating activities. As of March 31, 2005, the Company had $7,121 in cash and cash equivalents.

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

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective to the Company beginning January 1, 2006. The Company is currently evaluating the effect the adoption of SFAS 123R will have on the Company's financial condition and results of operations.


NOTE 3 - EARNINGS PER SHARE:

      The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

      Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three months ended March 31, 2005 and 2004, 290,605 and 285,578 of common stock equivalent shares were excluded from the computation of diluted net loss per share.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS:

      The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company believes there are no such impairment indicators at March 31, 2005.


      The following table summarizes other intangibles subject to amortization at the dates indicated:

                                  March 31, 2005                                      December 31, 2004
                          Gross                                           Gross
                         Carrying    Accumulated                         Carrying         Accumulated
                          Amount    Amortization           Net            Amount          Amortization           Net
                 -------------------------------------------------------------------------------------------------------
Trade Names ..   $        4,572    $       (4,480)   $           92   $        4,572    $       (4,388)   $          184
Technology ...            3,017            (3,017)               --            3,017            (3,017)               --
Customer Lists            2,258            (2,258)               --            2,258            (2,258)               --
Other ........              935              (609)              326              935              (480)              455
                 -------------------------------------------------------------------------------------------------------
                 $       10,782    $      (10,364)   $          418   $       10,782    $      (10,143)   $          639
                 =======================================================================================================

      Amortization expense for other intangibles totaled $221 and $252 for the three months ended March 31, 2005 and 2004, respectively. Future aggregate amortization expense for intangible assets is estimated to be:

Nine Months Ending December 31, 2005        $418


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

      SFAS No. 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As presently allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below.

                                                                                      Three months ended March 31,
                                                                                   ----------------------------------
                                                                                        2005                2004
                                                                                   ---------------    ---------------
Net loss, as reported ..........................................................   $        (1,008)   $        (1,088)
Deduct: Stock-based employee compensation expense included in reported net loss
                                                                                                --                 --
Add: Total stock-based employee compensation expense determined under fair value
based method for all awards ....................................................              (413)              (992)
                                                                                   ---------------    ---------------
Pro forma net loss .............................................................   $        (1,421)   $        (2,080)
                                                                                   ===============    ===============
Loss per share - basic, as reported ............................................   $         (0.48)   $         (1.09)
                                                                                   ===============    ===============
Loss per share - diluted, as reported ..........................................   $         (0.48)   $         (1.09)
                                                                                   ===============    ===============
Pro forma loss per share - basic ...............................................   $         (0.68)   $         (2.09)
                                                                                   ===============    ===============
Pro forma loss per share - diluted .............................................   $         (0.68)   $         (2.09)
                                                                                   ===============    ===============


      The pro forma results above are not intended to be indicative of or a projection of future results.

NOTE 6 - CONTINGENCIES:

      On July 31, 2002, GoAmerica filed suit against Flash Creative Management, Inc. ("Flash") and certain former officers and shareholders of Flash (the "Flash Defendants") in the United States District Court for the District of New Jersey for violations of federal and state securities law and common law fraud in connection with GoAmerica's acquisition of the assets of Flash in November 2000. In October 2002, each of the Flash Defendants filed answers to GoAmerica's complaint denying all of the Company's charges, with the individual Flash Defendants adding counterclaims against the Company and certain named officers alleging, among other things, fraudulent misrepresentation, violations of state securities law and unjust enrichment in excess of $1 million. The Company filed a motion to dismiss the Flash Defendants' counterclaims and the Flash Defendants filed cross-motions for judgment on the pleadings and for summary judgment seeking dismissal of the Company's claims against them. On March 2, 2005, all of the Flash Defendants' counterclaims against GoAmerica and the named GoAmerica officers were dismissed. Additionally, the Flash Defendants' cross-motions to dismiss the Company's claims against them were denied in all respects other than the Company's common law fraud claim. The Company is exploring its options as a result of these favorable dismissals as pretrial activity continues.

      On September 22, 2004, Boundless Depot, LLC ("Boundless Depot") and Scott Johnson, one of two Boundless Depot shareholders, sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of one million dollars for GoAmerica's refusal to pay Boundless Depot unattained contingent consideration, comprising cash and/or GoAmerica Common Stock, with respect to the Asset Purchase Agreement dated as of February 8, 2003 (the "Deafwireless Agreement"), pursuant to which GoAmerica and Wynd Communications acquired certain Deafwireless assets. The total value of such contingent consideration, if all contingencies had been fully met and amounts paid immediately thereupon, would not have exceeded $211; however, the Company does not believe any of the contingent consideration is owed to Boundless Depot or either of its shareholders since conditions of the Deafwireless Agreement were not met and the Company incurred costs for which it is entitled to receive reimbursement from Boundless Depot or offset against any amounts that may become payable to Boundless Depot. The Company intends to defend this action vigorously and may elect to pursue counterclaims.

      In the first quarter of 2005, the Company reclassified $300 of restricted cash to operating cash to reflect an informal arrangement between the Company and one of its carrier providers which allowed for a reduction in the amount of the required letter of credit and related supporting cash account. The Company expects to finalize this arrangement including the new letter of credit in the near future.

NOTE 7 - BUSINESS SEGMENT INFORMATION:

      The Company has two reportable business segments: Wireless Data Solutions and Prepaid Services. The operating results of these business segments are distinguishable and regularly reviewed by the Company's executive officers. The Company evaluates the performance of its business segments based primarily on operating income (loss). All overhead is allocated to the business segments, except for certain specific corporate costs, such as corporate management compensation, corporate legal, accounting and governance costs and certain insurance and facilities costs. Operating results presented for the business segments of the Company are as follows (in thousands):

                                      WIRELESS DATA       PREPAID
                                        SOLUTIONS         SERVICES         CORPORATE          TOTAL
                                        ---------         --------         ---------          -----
THREE MONTHS ENDED MARCH 31, 2005:

Revenue ..........................   $        1,072    $          956    $           --    $        2,028
Operating loss ...................   $         (504)   $         (141)   $         (401)   $       (1,046)
                                     --------------    --------------    --------------    --------------

THREE MONTHS ENDED MARCH 31, 2004:

Revenue ..........................   $        1,948    $           --    $           --    $        1,948
Operating loss ...................   $       (1,067)   $           --    $         (577)   $       (1,644)
                                     --------------    --------------    --------------    --------------

NOTE 8 - SUBSEQUENT EVENT:

      On May 2, 2005, the Company entered into a short term loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, the "Borrower"), while the Borrower and the Company explore a strategic relationship. The Company may be required to advance up to an aggregate of $500 to the Borrower, for certain purposes upon one or more requests, from the date of the Loan Agreement through the earliest to occur of (a) termination of a no shop agreement, entered into by the same parties concurrent with the Loan Agreement, for any reason other than due to execution of a definitive agreement for a strategic relationship or other transaction among the parties, (b) June 15, 2005, unless a definitive agreement has been executed, and (c) the termination of any definitive agreement reached by the parties before the closing of the transactions described in such definitive agreement. The amount that the Borrower may borrow under the Loan Agreement may increase by up to another $500, for an aggregate of $1,000, during the same period, under certain circumstances. All amounts that the Company advances to the Borrower will be secured, initially, by the assets acquired with such funds and will bear interest at a defined prime rate.

      If no definitive agreement is entered into by the parties, all principal and accrued interest will be due and payable no later than the 90th day after the expiration of the no shop agreement, which is scheduled to expire on June 15, 2005, unless extended by the parties. The parties are not obligated to enter into a definitive agreement or close any transaction. If the transactions described in any definitive agreement that may be entered into by the parties have not been closed during the 12 month period immediately following any advance made by the Company pursuant to the Loan Agreement, principal and accrued interest will be payable in 12 monthly installments beginning after the 12 month anniversary of the advance. If the Borrower breaches the no shop agreement or any material provision of any definitive agreement, the balance of principal and accrued interest will become immediately due and payable and the Borrower will grant the Company a broader security interest in substantially all of the Borrower's assets until amounts due under the Loan Agreement are paid.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      General

      GoAmerica(R) is a communications service provider, offering wireless data solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired and telecommunication services in the form of prepaid calling cards. We currently develop, market and support most wireless data solutions through Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica. Wynd Communications offers enhanced services known as WyndTell(R) and WyndPower(TM), which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. WyndTell and WyndPower allow customers to send and receive email messages to and from any email service, provide for delivery and acknowledgements of sent messages that are read, send and receive TTY/TDD (text telephone or teletypewriter) messages, faxes, and text-to-speech messages, and access the Internet using such wireless computing devices as Research in Motion, or RIM, wireless handheld devices, certain Motorola paging devices and the T-Mobile Sidekick, Fido hiptop, and SunCom hiptop devices running on Danger Inc.'s hiptop platform. In addition to Wyndtell, we began offering "Sprint Relay Wireless, Powered By GoAmerica" as a standard feature across all of the WyndTell service offerings that operate on certain RIM handheld devices and the T-Mobile Sidekick. Additionally, GoAmerica continues to support customers who use our proprietary software technology called Go.Web(TM). By utilizing Go.Web, businesses can improve the productivity of employees by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks. Our Go.Web technology can be hosted and supported in a secure network operations center maintained by GoAmerica or its third party outsourcing provider or installed behind an enterprise's network security system, commonly know as the firewall. Customers who opt to install the software do so by purchasing our proprietary Go.Web Enterprise Server, formally known as Go.Web OnPrem(TM), technology. The Wynd Communications and Go.Web services transmit over most major wireless data networks in North America. During the fourth quarter of 2004, the Company commenced selling prepaid calling card services. The Company sells prepaid calling cards in two methods: 1) as a distributor in which the Company has no future obligation to provide the usage embedded in the card and 2) as a Company branded card in which the Company is obligated to provide usage service utilizing its own infrastructure until the obligation to provide the service is either completed or the card expires.

      Our wireless data solutions revenues are derived principally from subscription to our value-added wireless data services, for which customers typically pay monthly recurring fees. We derive additional wireless data solutions revenue from the sale of wireless communications devices and commissions from the acquisition of subscribers on behalf of various wireless network providers. We continue to engineer our technology to operate with new versions of wireless devices as they emerge.

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

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. Equipment revenue is recognized upon shipment to the end user. Prepaid airtime sold to customers is recorded as deferred revenue prior to the commencement of services and revenue is recognized when airtime is utilized or the card expires. Revenue from calling cards sold to customers in which the Company has no obligation to provide airtime service is recorded at the time of the delivery of the cards to the customer, provided that collection is deemed probable. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market conditions. We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In assessing the recoverability of our goodwill, other intangibles and other long-lived assets, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

      RESULTS OF OPERATIONS

      The following table sets forth, for the three months ended March 31, 2005 and 2004, the percentage relationship to net sales of certain items included in the Company's unaudited consolidated statements of operations.

                                               THREE MONTHS ENDED MARCH 31,
                                         ----------------------------------------
                                                2005                  2004
                                         ----------------------------------------
                                             $          %         $           %
REVENUES:
     Subscriber ......................   $   787       38.8    $ 1,866       95.8
     Prepaid services ................       891       43.9         --         --
     Equipment .......................       102        5.0         36        1.8
     Other ...........................       248       12.3         46        2.4
                                         -------    -------    -------    -------
                                           2,028      100.0      1,948      100.0
COSTS AND EXPENSES:
     Cost of subscriber airtime, net .       285       14.1        868       44.6
     Cost of network operations ......        94        4.6        293       15.0
     Cost of equipment revenue .......       105        5.2         34        1.7
     Cost of prepaid services ........       830       40.9         --         --
     Sales and marketing,  net .......       111        5.5        169        8.7
     General and administrative ......     1,244       61.3      1,505       77.3
     Research and development ........        54        2.7        191        9.8
     Depreciation and amortization ...       130        6.4        280       14.4
     Amortization of other intangibles       221       10.9        252       12.9
                                         -------    -------    -------    -------
                                           3,074      151.6      3,592      184.4
                                         -------    -------    -------    -------
Loss from operations .................    (1,046)     (51.6)    (1,644)     (84.4)

OTHER INCOME (EXPENSE):
Settlement gains, net ................        --         --      1,621       83.2
Interest income (expense), net .......        38        1.9     (1,065)     (54.7)
                                         -------    -------    -------    -------

Total other income ...................        38        1.9        556       28.5
                                         -------    -------    -------    -------

Net loss .............................   $(1,008)     (49.7)   $(1,088)     (55.9)
                                         =======    =======    =======    =======

      The following table sets forth the period over period percentage increases or decreases of certain items included in the Company's unaudited consolidated statements of operations.

                                                   THREE MONTHS ENDED MARCH 31,
                                         --------------------------------------------
                                                                         CHANGE
                                         --------------------------------------------
                                           2005        2004          $            %
REVENUES:
     Subscriber ......................    $   787   $   1,866    $ (1,079)      (57.8)
     Prepaid services ................        891          --         891          --
     Equipment .......................        102          36          66       183.3)
     Other ...........................        248          46         202       439.1)
                                         --------    --------    --------    --------
                                            2,028       1,948          80         4.1
COSTS AND EXPENSES:
     Cost of subscriber airtime, net .        285         868        (583)      (67.2)
     Cost of network operations ......         94         293        (199)      (67.9)
     Cost of equipment revenue .......        105          34          71       208.8)
     Cost of other revenue ...........        830          --         830          --
     Sales and marketing,  net .......        111         169         (58)      (34.3)
     General and administrative ......      1,244       1,505        (261)      (17.3)
     Research and development ........         54         191        (137)      (71.7)
     Depreciation and amortization ...        130         280        (150)      (53.6)
     Amortization of other intangibles        221         252         (31)      (12.3)
                                         --------    --------    --------    --------
                                            3,074       3,592        (518)      (14.4)
                                         --------    --------    --------    --------
Loss from operations .................     (1,046)     (1,644)        598       (36.4)

OTHER INCOME (EXPENSE):
Settlement gains, net ................         --       1,621      (1,621)         --
Interest income (expense), net .......         38      (1,065)      1,103      (103.6)
                                         --------    --------    --------    --------

Total other income ...................         38         556        (518)      (93.2)
                                         --------    --------    --------    --------
Net loss .............................   $ (1,008)   $ (1,088)   $     80        (7.4)
                                         ========    ========    ========    ========

Three months ended March 31, 2005 Compared to Three months ended March 31, 2004

 CONSOLIDATED

      Subscriber revenue. Subscriber revenue decreased 58%, to $787,000 for the three months ended March 31, 2005 from $1.9 million for the three months ended March 31, 2004. This decrease was primarily due to declines in our full service offering subscriber base and was partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 52,772 subscribers at March 31, 2005 from 70,303 subscribers at March 31, 2004. Our average revenue per user (ARPU) decreased to $4.82 for the three months ended March 31, 2005 from $9.00 for the three months ended March 31, 2004. We expect subscriber revenue to decline slightly as subscribers to our higher ARPU full-service offerings continue to decline and are replaced with subscribers to our lower ARPU value added services.

      Prepaid services revenue. We began marketing prepaid calling cards and as a result recognized $891,000 of prepaid service revenue for the three months ended March 31, 2005. We did not market prepaid calling cards for the corresponding prior period.

      Equipment revenue. Equipment revenue increased to $102,000 for the three months ended March 31, 2005 from $36,000 for the three months ended March 31, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

      Other revenue. Other revenue increased to $248,000 for the three months ended March 31, 2005 from $46,000 for the three months ended March 31, 2004. This increase was primarily due to revenue generated from our Sprint Relay Wireless service and commissions from the acquisition of subscribers on behalf of various wireless network providers. We expect other revenue to increase as the demand for our Sprint Relay Wireless service and commissions earned from various wireless network providers increases.

      Cost of subscriber airtime. Cost of subscriber airtime decreased 67%, to $285,000 for the three months ended March 31, 2005 from $868,000 for the three months ended March 31, 2004. This decrease was primarily due to the decrease in our subscriber base described above. We expect cost of subscriber airtime to decline slightly as subscribers to our higher ARPU full-service offerings continue to decline and are replaced with subscribers to our lower ARPU value added services.

      Cost of prepaid services revenue. We began marketing prepaid calling cards and as a result incurred $830,000 of costs related to prepaid service revenue for the three months ended March 31, 2005. We did not market prepaid calling cards for the corresponding prior period.

      Cost of network operations. Cost of network operations decreased to $94,000 for the three months ended March 31, 2005 from $293,000 for the three months ended March 31, 2004 as a result of the consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider. We expect our cost of network operations to decline as a percentage of revenue during 2005.

      Cost of equipment revenue. Cost of equipment revenue increased 209%, to $105,000 for the three months ended March 31, 2005 from $34,000 for the three months ended March 31, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

      Sales and marketing. Sales and marketing expenses decreased to $111,000 for the three months ended March 31, 2005 from $169,000 for the three months ended March 31, 2004. This decrease primarily was due to our consolidation of operations completed during April of 2004, as well as decreased advertising and marketing activities. We expect sales and marketing expenses to increase as we introduce new products and services to the consumer marketplace.

      General and administrative. General and administrative expenses decreased 17%, to $1.2 million for the three months ended March 31, 2005 from $1.5 million for the three months ended March 31, 2004 This decrease primarily was due to our consolidation of operations completed during April of 2004. We expect general and administrative expenses to decline as a percentage of revenue during 2005.

      Research and development. Research and development expense decreased to $54,000 for the three months ended March 31, 2005 from $191,000 for the three months ended March 31, 2004. This decrease primarily was due to a reduction in personnel performing research and development activities.

      Amortization of other intangibles. Amortization of other intangibles decreased for the three months ended March 31, 2005 to $221,000 from $252,000 for the three months ended March 31, 2004.

      Settlement gains, net. The Company entered into agreements with certain of its creditors to relieve the Company of certain debts. As a result, the Company has recorded settlement gains totaling $1.6 million in 2004.

      Interest income (expense), net. Interest income increased to $38,000 for the three months ended March 31, 2005 from interest expense of $1.1 million for the three months ended March 31, 2004. This change was primarily due to the amortization of deferred debt expense and discount recorded on bridge notes payable during the three months ended March 31, 2004.

WIRELESS DATA SOLUTIONS SEGMENT

      Subscriber revenue. Subscriber revenue decreased 58%, to $787,000 for the three months ended March 31, 2005 from $1.9 million for the three months ended March 31, 2004. This decrease was primarily due to declines in our full service offering subscriber base and was partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 52,772 subscribers at March 31, 2005 from 70,303 subscribers at March 31, 2004. Our ARPU decreased to $4.821 for the three months ended March 31, 2005 from $9.00 for the three months ended March 31, 2004. We expect subscriber revenue to decline slightly as subscribers to our higher ARPU full-service offerings continue to decline and are replaced with subscribers to our lower ARPU value added services.

      Equipment revenue. Equipment revenue increased to $38,000 for the three months ended March 31, 2005 from $36,000 for the three months ended March 31, 2004. This increase was primarily due to slightly higher sales of mobile devices. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

      Other revenue. Other revenue increased to $248,000 for the three months ended March 31, 2005 from $46,000 for the three months ended March 31, 2004. This increase was primarily due to revenue generated from our Sprint Relay Wireless service and commissions from the acquisition of subscribers on behalf of various wireless network providers. We expect other revenue to increase as the demand for our Sprint Relay Wireless service and commissions earned from various wireless network providers increases.

      Cost of subscriber airtime. Cost of subscriber airtime decreased 67%, to $285,000 for the three months ended March 31, 2005 from $868,000 for the three months ended March 31, 2004. This decrease was primarily due to the decrease in our subscriber base described above. We expect cost of subscriber airtime to decline slightly as subscribers to our higher ARPU full-service offerings continue to decline and are replaced with subscribers to our lower ARPU value added services.

      Cost of network operations. Cost of network operations decreased to $72,000 for the three months ended March 31, 2005 from $293,000 for the three months ended March 31, 2004 as a result of the consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider. We expect our cost of network operations to decline as a percentage of revenue during 2005.

      Cost of equipment revenue. Cost of equipment revenue increased to $51,000 for the three months ended March 31, 2005 from $34,000 for the three months ended March 31, 2004. This increase was primarily due to higher sales of mobile devices. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our acquisition of subscribers on behalf of various wireless network providers.

      Sales and marketing. Sales and marketing expenses decreased to $111,000 for the three months ended March 31, 2005 from $169,000 for the three months ended March 31, 2004. This decrease primarily was due to our consolidation of operations completed during April of 2004, as well as decreased advertising and marketing activities. We expect sales and marketing expenses to increase as we introduce new products and services to the consumer marketplace.

      General and administrative. General and administrative expenses decreased 30%, to $654,000 for the three months ended March 31, 2005 from $928,000 for the three months ended March 31, 2004 This decrease primarily was due to our consolidation of operations completed during April of 2004. We expect general and administrative expenses to decline as a percentage of revenue during 2005.

      Research and development. Research and development expense decreased to $54,000 for the three months ended March 31, 2005 from $191,000 for the three months ended March 31, 2004. This decrease primarily was due to a reduction in personnel performing research and development activities.

      Amortization of other intangibles. Amortization of other intangibles decreased for the three months ended March 31, 2005 to $221,000 from $252,000 for the three months ended March 31, 2004.

      Settlement gains, net. The Company entered into agreements with certain of its creditors to relieve the Company of certain debts. As a result, the Company has recorded settlement gains totaling $1.6 million in 2004.

      Interest income (expense), net. Interest income increased to $38,000 for the three months ended March 31, 2005 from interest expense of $1.1 million for the three months ended March 31, 2004. This change was primarily due to the amortization of deferred debt expense and discount recorded on bridge notes payable during the three months ended March 31, 2004.

PREPAID SERVICES SEGMENT

      We have provided certain information regarding results for the quarter ended March 31, 2005. We did not market prepaid calling cards for the corresponding prior period.

      Prepaid services revenue. We began marketing prepaid calling cards and as a result recognized $891,000 of prepaid service revenue for the three months ended March 31, 2005.

      Equipment revenue. We recognized $64,000 of equipment revenue from ClearMobile, our prepaid phone product line for the three months ended March 31, 2005.

      Cost of prepaid services revenue. We began marketing prepaid calling cards and as a result incurred $830,000 of costs related to prepaid service revenue for the three months ended March 31, 2005.

      Cost of network operations. Cost of network operations related to our prepaid calling cards was $22,000 for the three months ended March 31, 2005.

      Cost of equipment revenue. Cost of equipment revenue was $54,000 for the three months ended March 31, 2005.

      General and administrative. General and administrative expenses were $189,000 for the three months ended March 31, 2005.

CORPORATE SEGMENT

      General and administrative. General and administrative expenses decreased to $401,000 for the three months ended March 31, 2005 from $577,000 for the three months ended March 31, 2004. This decrease primarily was due to our consolidation of operations completed during April of 2004. We expect general and administrative expenses to decline as a percentage of revenue during 2005.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we financed our operations through a public offering and private placements of our equity securities. We have incurred significant operating losses since our inception and as of March 31, 2005 have an accumulated deficit of $269.9 million. During the three months ended March 31, 2005, we incurred a net loss of $1.0 million and used $144,000 of cash to fund operating activities. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

      Net cash used in operating activities amounted to $144,000 for the three months ended March 31, 2005 principally reflecting our net loss and an increase in our accounts receivables and was partially offset by a reduction in other receivables.

      We provided $166,000 in cash from investing activities during the three months ended March 31, 2005, which primarily resulted from a reduction in cash utilized to support a letter of credit and was partially offset by capitalized costs associated with the development of our i711.com(TM) branded Internet service.

      Net cash provided by financing activities was $2,000 for the three months ended March 31, 2005, which resulted from the issuance of stock from exercise of certain warrants.

      As of March 31, 2005, our principal commitments consisted of obligations outstanding under operating leases. As of March 31, 2005, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $644,000, of which approximately $290,000 is payable in the next twelve months.

      The following table summarizes GoAmerica's contractual obligations at March 31, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                Less than 1
March 31, (In thousands)             Total          Year         1-3 Years      4-5 Years    After 5 Years
Contractual Obligations:
    Capital Lease Obligations .  $          --  $          --  $          --  $          --  $          --
    Operating Lease
       Obligation .............            644            290            354             --             --
                                 -------------  -------------  -------------  -------------  -------------
    Total Contractual Cash
       Obligation .............  $         644  $         290  $         354  $          --  $          --
                                 =============  =============  =============  =============  =============

Other Commercial Commitments:
    Standby Letter of Credit ..  $         300  $          --  $         300  $          --  $          --
                                 -------------  -------------  -------------  -------------  -------------
    Total Commercial Commitment  $         300  $          --  $         300  $          --  $          --
                                 =============  =============  =============  =============  =============

      For information regarding a short term loan agreement that we entered into with Hands On Video Relay Services, Inc and Hands On Sign Language Services, Inc., see Note 8 of Notes to Condensed Consolidated Financial Statements presented elsewhere herein.

FORWARD LOOKING STATEMENTS

      The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our ability to successfully manage our relationship with EarthLink; (iii) our dependence on EarthLink to provide billing, customer and technical support to certain of our subscribers; (iv) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (v) our dependence on wireless carrier networks; (vi) our ability to respond to increased competition in the wireless data industry; (vii) our ability to integrate acquired businesses and technologies; (viii) our ability to generate revenue growth; (ix) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (x) our ability to manage our remaining operations; (xi) difficulties inherent in predicting the outcome of regulatory processes; and (xii) our limited experience in offering prepaid calling cards. Many of such risks and others are more fully described in the Risk Factors set forth in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2004. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

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

      In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on our financial condition or results of operations.

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

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective to the Company on January 1, 2006. The Company is currently evaluating the effect the adoption of SFAS 123R will have on our financial condition and results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We believe that we have limited exposure to financial market risks, including changes in interest rates. At March 31, 2005, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $74,000 based on cash and cash equivalent balances at March 31, 2005. We currently hold no derivative instruments and do not earn foreign-source income.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      On July 31, 2002, GoAmerica filed suit against Flash Creative Management, Inc. ("Flash") and certain former officers and shareholders of Flash (the "Flash Defendants") in the United States District Court for the District of New Jersey for violations of federal and state securities law and common law fraud in connection with GoAmerica's acquisition of the assets of Flash in November 2000. In October 2002, each of the Flash Defendants filed answers to GoAmerica's complaint denying all of the Company's charges, with the individual Flash Defendants adding counterclaims against the Company and certain named officers alleging, among other things, fraudulent misrepresentation, violations of state securities law and unjust enrichment in excess of $1 million. The Company filed a motion to dismiss the Flash Defendants' counterclaims and the Flash Defendants filed cross-motions for judgment on the pleadings and for summary judgment seeking dismissal of the Company's claims against them. On March 2, 2005, all of the Flash Defendants' counterclaims against GoAmerica and the named GoAmerica officers were dismissed. Additionally, the Flash Defendants' cross-motions to dismiss the Company's claims against them were denied in all respects other than the Company's common law fraud claim. The Company is exploring its options as a result of these favorable dismissals as pretrial activity continues.

      On September 22, 2004, Boundless Depot, LLC ("Boundless Depot") and Scott Johnson, one of two Boundless Depot shareholders, sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of one million dollars for GoAmerica's refusal to pay Boundless Depot unattained contingent consideration, comprising cash and/or GoAmerica Common Stock, with respect to the Asset Purchase Agreement dated as of February 8, 2003 (the "Deafwireless Agreement"), pursuant to which GoAmerica and Wynd Communications acquired certain Deafwireless assets. The total value of such contingent consideration, if all contingencies had been fully met and amounts paid immediately thereupon, would not have exceeded $211,000; however, the Company does not believe any of the contingent consideration is owed to Boundless Depot or either of its shareholders since conditions of the Deafwireless Agreement were not met and the Company incurred costs for which it is entitled to receive reimbursement from Boundless Depot or offset against any amounts that may become payable to Boundless Depot. The Company intends to defend this action vigorously and may elect to pursue counterclaims.

ITEM 6. EXHIBITS.

      10.1 Short Term Loan Agreement between Hands On Video Relay Services, Inc. and Hands On Sign Language Services, Inc., and GoAmerica, Inc.

      10.2 Letter Agreement, dated May 2, 2005, between GoAmerica, Inc., Hands On Video Relay Services, Inc., Hands on Sign Language Services, Inc., Ronald Obray and Denise Obray.

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


                                        GOAMERICA, INC.


DATE:      May 12, 2005              By:    /s/ Daniel R. Luis
                                            ---------------------------------
                                            Daniel R. Luis
                                            Chief Executive Officer
                                            (Principal Executive Officer)





DATE:      May 12, 2005              By:    /s/ Donald G. Barnhart
                                            ---------------------------------
                                            Donald G. Barnhart
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)