Form 10-Q
period 2005-06-30
GOAMERICA INC
filed 2005-08-11
CIK 1101268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                          Commission File No. 0-29359

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

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2005:

           Class                                                Number of Shares
           -----                                                ----------------
Common Stock, $.01 par value                                        2,093,451

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION............................................ 1

      Item 1.  Financial Statements (June 30, 2005 and 2004 are unaudited)... 1

             Condensed Consolidated Balance Sheets as of June 30, 2005
                  and December 31, 2004...................................... 2

             Condensed Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 2005 and 2004................ 3

             Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2005 and 2004........................ 4

             Notes to Condensed Consolidated Financial Statements............ 5

      Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations General............... 10

                 Critical Accounting Policies and Estimates.................. 10

                 Results of Operations....................................... 11

                 Liquidity and Capital Resources............................. 18

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk.. 20

      Item 4.    Controls and Procedures..................................... 20

PART II.    OTHER INFORMATION................................................

      Item 1.    Legal Proceedings........................................... 21

      Item 6.    Exhibits.................................................... 21

SIGNATURES................................................................... 22

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                                                                             June 30,      December 31,
                                                                                               2005            2004
                                                                                            -------------------------
                                                                                            (Unaudited)
Assets
Current assets:
       Cash and cash equivalents .....................................................      $   6,077       $   7,098
       Accounts receivable, net ......................................................          1,717           1,530
       Other receivables .............................................................             --             732
       Merchandise inventories, net ..................................................            316             123
       Prepaid expenses and other current assets .....................................            347             219
                                                                                            ---------       ---------
Total current assets .................................................................          8,457           9,702
Restricted cash ......................................................................            300             604
Property, equipment and leasehold improvements, net ..................................            816             940
Goodwill, net ........................................................................          6,000           6,000
Trade names and other intangible assets, net .........................................            197             639
Other assets .........................................................................            156             101
                                                                                            ---------       ---------
                                                                                            $  15,926       $  17,986
                                                                                            =========       =========

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable ..............................................................      $     456       $     348
       Accrued expenses ..............................................................            565             538
       Deferred revenue ..............................................................            132             285
       Other current liabilities .....................................................             --               1
                                                                                            ---------       ---------
Total current liabilities ............................................................          1,153           1,172
Commitments and contingencies

Stockholders' equity:
       Common stock,  $.01 par value, authorized: 200,000,000 shares in
       2005 and 2004; issued: 2,117,514 in 2005 and 2,117,339 in 2004 ................             21              21
       Additional paid-in capital ....................................................        285,856         285,854
       Accumulated deficit ...........................................................       (270,918)       (268,875)
       Treasury stock, at cost, 24,063 shares in 2005 and 2004 .......................           (186)           (186)
                                                                                            ---------       ---------
Total stockholders' equity ...........................................................         14,773          16,814
                                                                                            ---------       ---------
                                                                                            $  15,926       $  17,986
                                                                                            =========       =========

    The accompanying notes are an integral part of these financial statements

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                            Three Months Ended June 30,          Six Months Ended June 30,
                                                           -----------------------------------------------------------------
                                                               2005             2004              2005              2004
                                                           -----------------------------------------------------------------
Revenues:
     Subscriber .....................................      $       632       $     1,523       $     1,419       $     3,389
     Prepaid services ...............................              534                --             1,425                --
     Relay services .................................              312                --               445                --
     Equipment ......................................              139                70               241               106
     Other ..........................................              291                 4               406                50
                                                           -----------       -----------       -----------       -----------
                                                                 1,908             1,597             3,936             3,545
Costs and expenses:
     Cost of subscriber airtime .....................              234               739               519             1,607
     Cost of network operations .....................               71               155               165               448
     Cost of equipment revenue ......................              193                80               298               114
     Cost of prepaid services .......................              581                --             1,411                --
     Sales and marketing, net .......................              342               209               453               378
     General and administrative .....................            1,108             1,325             2,352             2,830
     Research and development .......................              105               117               159               308
     Depreciation and amortization ..................              126               216               256               496
     Amortization of other intangibles ..............              221               183               442               435
                                                           -----------       -----------       -----------       -----------
                                                                 2,981             3,024             6,055             6,616
                                                           -----------       -----------       -----------       -----------
Loss from operations ................................           (1,073)           (1,427)           (2,119)           (3,071)
Other income (expense):
Settlement gains (losses), net ......................               --                --                --             1,621
Interest income (expense), net ......................               38                36                76            (1,029)
                                                           -----------       -----------       -----------       -----------
Total other income (expense), net ...................               38                36                76               592
                                                           -----------       -----------       -----------       -----------
Net loss ............................................      $    (1,035)      $    (1,391)      $    (2,043)      $    (2,479)
                                                           ===========       ===========       ===========       ===========

Basic net loss per share ............................      $     (0.49)      $     (0.68)      $     (0.98)      $     (1.62)
                                                           ===========       ===========       ===========       ===========
Diluted net loss per share ..........................      $     (0.49)      $     (0.68)      $     (0.98)      $     (1.62)
                                                           ===========       ===========       ===========       ===========
Weighted average shares used in computation of
   basic net loss per share .........................        2,093,451         2,056,271         2,093,441         1,526,219

Weighted average shares used in computation of
   diluted net loss per share .......................        2,093,451         2,056,271         2,093,441         1,526,219

    The accompanying notes are an integral part of these financial statements

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                Six Months Ended June 30,
                                                                               ---------------------------
                                                                                  2005             2004
                                                                               ---------------------------
Operating activities
Net loss ................................................................      $   (2,043)      $   (2,479)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization of fixed assets .........................             256              496
  Amortization of other intangible assets ...............................             442              435
  Amortization of deferred financing costs ..............................              --              624
  Amortization of discount on bridge note payable .......................              --              390
  Provision for losses on accounts receivable ...........................              25               --
  Common stock issued for interest expense ..............................              --               19
  Settlement gains, net .................................................              --           (1,621)
    Changes in operating assets and liabilities:
    Increase in accounts receivable .....................................            (212)             (27)
    Decrease in other receivables .......................................             732              534
    (Increase) decrease in merchandise inventories ......................            (193)               4
    Increase in prepaid expenses and other current assets ...............            (128)            (435)
    Increase (decrease) in accounts payable .............................             108           (1,075)
    Increase (decrease) in accrued expenses .............................              27             (334)
    Decrease in deferred revenue ........................................            (153)            (259)
                                                                               ----------       ----------
Net cash used in operating activities ...................................          (1,139)          (3,728)

Investing activities
Change in other assets and restricted cash ..............................             249             (398)
Purchase of property, equipment and leasehold improvements ..............            (132)              --
                                                                               ----------       ----------
Net cash provided by (used in) investing activities .....................             117             (398)

Financing activities
Issuance of common stock, net of related expenses .......................              --           12,770
Issuance of common stock for exercise of stock options and warrants .....               2              211
Purchase of treasury stock ..............................................              --             (180)
Increase in deferred financing costs ....................................              --             (139)
Payments made on capital lease obligations ..............................              (1)              (5)
                                                                               ----------       ----------
Net cash provided by financing activities ...............................               1           12,657
                                                                               ----------       ----------

Net increase (decrease) in cash and cash equivalents ....................          (1,021)           8,531
Cash and cash equivalents at beginning of period ........................           7,098              568
                                                                               ----------       ----------
Cash and cash equivalents at end of period ..............................      $    6,077       $    9,099
                                                                               ==========       ==========

Supplemental Disclosure of Non-Cash Investing Activities:
Common stock issued in connection with conversion of bridge note ........      $       --       $    1,015
Common stock issued in connection with vendor settlements ...............      $       --       $      451
Application of deferred financing costs against proceeds from the
   sale of stock .......................................................       $       --       $     (606)

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In thousands, except share and per share data)

Note 1 - Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of June 30, 2005, the results of its operations for the three and six month periods ended June 30, 2005 and 2004 and its cash flows for the six month periods ended June 30, 2005 and 2004. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (as amended) for the year ended December 31, 2004.

      The Company is highly dependent on EarthLink, Inc. ("Earthlink") for billing and collections, customer support and technical support for certain of the Company's subscribers. Additionally, the Company is highly dependent on EarthLink and other third parties for wireless communication devices and wireless network connectivity. The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, the majority of the Company's other revenue is earned through commissions derived from a master agreement with T-Mobile.

      During the fourth quarter of 2004, the Company commenced selling prepaid calling card services. The Company sells prepaid calling cards via two methods:
1) as a distributor in which the Company has no future obligation to provide the usage embedded in the card and 2) as a Company branded card in which the Company is obligated to provide usage service utilizing its own infrastructure until the obligation to provide the service is either completed or the card expires.

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

      Commencing in the later part of March 2005, the Company began deriving relay service revenues from a wireless Internet Relay service marketed in conjunction with Sprint Corporation and our i711.com(TM) branded Internet service. Revenue from relay services is recognized as the service is provided. Additionally, the Company records other revenues from commissions received through the acquisition of subscribers on behalf of various network providers with which the Compny does not have reseller agreements. These commissions are recognized as revenue in the period earned.

      The Company has incurred significant operating losses since its inception and, as of June 30, 2005, has an accumulated deficit of $270,918. During the six months ended June 30, 2005, the Company incurred a net loss of $2,043 and used $1,139 of cash to fund operating activities. As of June 30, 2005, the Company had $6,077 in cash and cash equivalents.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim period.

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

      Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the six months ended June 30, 2005 and 2004, 290,605 and 242,447 of common stock equivalent shares were excluded from the computation of diluted net loss per share.

Note 4 - Goodwill and Other Intangible Assets:

      The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company believes there are no such impairment indicators at June 30, 2005.


      The following table summarizes other intangibles subject to amortization at the dates indicated:

                                 June 30, 2005                              December 31, 2004
                       Gross                                     Gross
                     Carrying     Accumulated                    Carrying     Accumulated
                       Amount     Amortization       Net          Amount      Amortization        Net
                    -------------------------------------------------------------------------------------
Trade Names         $    4,572     $   (4,572)    $       --    $    4,572     $   (4,388)    $      184
Technology               3,017         (3,017)            --         3,017         (3,017)            --
Customer Lists           2,258         (2,258)            --         2,258         (2,258)            --
Other                      935           (738)           197           935           (480)           455
                    -------------------------------------------------------------------------------------
                    $   10,782     $  (10,585)    $      197    $   10,782     $  (10,143)    $      639
                    ====================================================================================

      Amortization expense for other intangibles totaled $442 and $435 for the six months ended June 30, 2005 and 2004, respectively. Future aggregate amortization expense for intangible assets is estimated to be:

Six Months Ending December 31, 2005    $  197

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

                                                                       Three months ended June 30,      Six months ended June 30,
                                                                       ---------------------------     --------------------------
                                                                           2005           2004             2005           2004
                                                                       -----------     -----------     -----------     -----------
Net loss, as reported .............................................    $    (1,035)    $    (1,391)    $    (2,043)    $    (2,479)

Deduct: Stock-based employee compensation expense included in
reported net loss .................................................             --              --              --              --

Add: Total stock-based employee compensation expense determined
under fair value based method for all awards ......................           (413)           (992)           (826)         (1,984)
                                                                       -----------     -----------     -----------     -----------
Pro forma net loss ................................................    $    (1,448)    $    (2,383)    $    (2,869)    $    (4,463)
                                                                       -----------     -----------     -----------     -----------
Loss per share - basic, as reported ...............................    $     (0.49)    $     (0.68)    $     (0.98)    $     (1.62)
                                                                       -----------     -----------     -----------     -----------
Loss per share - diluted, as reported .............................    $     (0.49)    $     (0.68)    $     (0.98)    $     (1.62)
                                                                       -----------     -----------     -----------     -----------
Pro forma loss per share - basic ..................................    $     (0.69)    $     (1.16)    $     (1.37)    $     (2.92)
                                                                       -----------     -----------     -----------     -----------
Pro forma loss per share - diluted ................................    $     (0.69)    $     (1.16)    $     (1.37)    $     (2.92)
                                                                       -----------     -----------     -----------     -----------

      The pro forma results above are not intended to be indicative of or a projection of future results.

Note 6 - Contingencies:

      On July 31, 2002, GoAmerica filed suit against Flash Creative Management, Inc. ("Flash") and certain former officers and shareholders of Flash (the "Flash Defendants") in the United States District Court for the District of New Jersey for alleged violations of federal and state securities law and alleged common law fraud in connection with GoAmerica's acquisition of the assets of Flash in November 2000. In October 2002, each of the Flash Defendants filed answers to GoAmerica's complaint denying all of the Company's charges, with the individual Flash Defendants adding counterclaims against the Company and certain named officers alleging, among other things, fraudulent misrepresentation, violations of state securities law and unjust enrichment in excess of $1,000. The parties have agreed to a mutually satisfactory and confidential settlement of the claims between them, pursuant to which no party admitted liability of any kind and any and all prior assertions of fraud, breach of fiduciary duty, termination with cause and/or constructive discharge have been withdrawn.

      On September 22, 2004, Boundless Depot, LLC ("Boundless Depot") and Scott Johnson, one of two Boundless Depot shareholders, sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of one million dollars for GoAmerica's refusal to pay Boundless Depot unattained contingent consideration, comprising cash and/or GoAmerica Common Stock, with respect to the Asset Purchase Agreement dated as of February 8, 2003 (the "Deafwireless Agreement"), pursuant to which GoAmerica and Wynd Communications acquired certain Deafwireless assets. The total value of such contingent consideration, if all contingencies had been fully met and amounts paid immediately thereupon, would not have exceeded $211; however, the Company does not believe any of the contingent consideration is owed to Boundless Depot or either of its shareholders since conditions of the Deafwireless Agreement were not met and the Company incurred costs for which it is entitled to receive reimbursement from Boundless Depot or offset against any amounts that may become payable to Boundless Depot. Upon petition by GoAmerica and Wynd Communications, the Court has ordered this matter into arbitration, which process is now pending. The Company intends to defend this action vigorously and may elect to pursue counterclaims.

      In the first quarter of 2005, the Company reclassified $300 of restricted cash to operating cash to reflect an informal arrangement between the Company and one of its carrier providers which allowed for a reduction in the amount of the required letter of credit and related supporting cash account. The Company expects to finalize this arrangement including a new letter of credit in the near future.

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

                                                  Wireless Data   Prepaid
                                                    Solutions     Services      Corporate       Total
        Three Months Ended June 30, 2005:           ---------     ---------     ---------     ---------
      Revenue ................................      $   1,374     $     534     $      --     $   1,908
      Operating loss .........................      $    (500)    $    (169)    $    (404)    $  (1,073)
                                                    ---------     ---------     ---------     ---------

      Three Months Ended June 30, 2004:

      Revenue ................................      $   1,597     $      --     $      --     $   1,597
      Operating loss .........................      $    (965)    $      --     $    (462)    $  (1,427)
                                                    ---------     ---------     ---------     ---------

        Six Months Ended June 30, 2005:

      Revenue ................................      $   2,447     $   1,489     $      --     $   3,936
      Operating loss .........................      $  (1,005)    $    (309)    $    (805)    $  (2,119)
                                                    ---------     ---------     ---------     ---------

        Six Months Ended June 30, 2004:

      Revenue ................................      $   3,545     $      --     $      --     $   3,545
      Operating loss .........................      $  (2,032)    $      --     $  (1,039)    $  (3,071)
                                                    ---------     ---------     ---------     ---------

Note 8 - Short Term Loan Agreement:

      On May 2, 2005, the Company entered into a short term loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, "Hands On"). The Company may be required to loan Hands On an aggregate of $1,000 under the loan agreement under certain circumstances. All amounts that the Company advances to Hands On pursuant to this agreement will be secured, initially, by the assets acquired with such funds and will bear interest at a defined prime rate. If Hands On breaches any material provision of any definitive agreement, the balance of principal and accrued interest will become immediately due and payable and Hands On will grant the Company a broader security interest in substantially all of its assets until amounts due under the loan agreement are paid. As of June 30, 2005, the Company had advanced $124 to Hands On under the loan agreement.

Note 9 - Subsequent Event:

      On July 6, 2005, the Company entered into an Agreement and Plan of Reorganization with Hands On. Under the agreement, the two Hands On entities will merge with two newly formed acquisition subsidiaries of the Company, and the shareholders of Hands On will receive a number of shares of the Company's common stock approximately equal to the number of shares of the Company's common stock outstanding immediately prior to the closing. Completion of the merger is subject to shareholder approval by the shareholders of the Company and Hands On, and other customary closing conditions. Pursuant to the agreement, the principal shareholders of Hands On have agreed to vote their shares in favor of the merger. Completion of the merger is expected to occur during the fourth quarter of 2005.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      General

      GoAmerica(R) is a communications service provider, offering wireless data solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired and telecommunication services in the form of prepaid calling cards. We currently develop, market and support most wireless data solutions through Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica. Wynd Communications offers enhanced services known as WyndTell(R) and
WyndPower(TM), which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. WyndTell and WyndPower allow customers to send and receive email messages to and from any email service, provide for delivery and acknowledgements of sent messages that are read, send and receive TTY/TDD (text telephone or teletypewriter) messages, faxes, and text-to-speech messages, and access the Internet using such wireless computing devices as Research in Motion, or RIM, wireless handheld devices, certain Motorola paging devices and the T-Mobile Sidekick, Fido hiptop, and SunCom hiptop devices running on Danger Inc.'s hiptop platform. In addition to Wyndtell, we began offering "Sprint Relay Wireless, Powered By GoAmerica" as a standard feature across all of the WyndTell service offerings that operate on certain RIM handheld devices and the T-Mobile Sidekick. Additionally, GoAmerica continues to support customers who use our proprietary software technology called Go.Web(TM). By utilizing Go.Web, businesses can improve the productivity of employees by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks. Our Go.Web technology can be hosted and supported in a secure network operations center maintained by GoAmerica or its third party outsourcing provider or installed behind an enterprise's network security system, commonly know as the firewall. Customers who opt to install the software do so by purchasing our proprietary Go.Web Enterprise Server, formally known as Go.Web OnPrem(TM), technology. The Wynd Communications and Go.Web services transmit over most major wireless data networks in North America. During the fourth quarter of 2004, we commenced selling prepaid calling card services. We sell prepaid calling cards in two methods: 1) as a distributor in which we have no future obligation to provide the usage embedded in the card and 2) as a Company branded card in which we are obligated to provide usage service utilizing our own infrastructure until the obligation to provide the service is either completed or the card expires. Commencing in the later part of March 2005, the Company began offering our i711.com(TM) branded Internet service, which uses Nordia, Inc.'s technology platform and relay operators (also referred to as Communication Assistants or "CA's") to facilitate calls.

      Our wireless data solutions revenues are derived principally from subscription to our value-added wireless data services, for which customers typically pay monthly recurring fees. We derive additional wireless data solutions revenue from the sale of wireless communications devices.
Additionally, the Company derives other revenues from commissions received through the acquisition of subscribers on behalf of various network providers with which we do not have reseller agreements. We continue to engineer our technology to operate with new versions of wireless devices as they emerge.

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

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. Equipment revenue is recognized upon shipment to the end user. Prepaid airtime sold to customers is recorded as deferred revenue prior to the commencement of services and revenue is recognized when airtime is utilized or the card expires. Revenue from calling cards sold to customers in which the Company has no obligation to provide airtime service is recorded at the time of the delivery of the cards to the customer, provided that collection is deemed probable. Revenue from relay services is recognized as the service is provided. Commissions received through the acquisition of subscribers on behalf of various network providers with which we do not have reseller agreements are recognized as revenue in the period earned. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market conditions. We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In assessing the recoverability of our goodwill, other intangibles and other long-lived assets, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Results of Operations

      The following table sets forth, for the three and six months ended June 30, 2005 and 2004, the percentage relationship to net revenues of certain items included in the Company's unaudited consolidated statements of operations.

                                                    Three Months Ended June 30,                  Six Months Ended June 30,
                                              --------------------------------------------------------------------------------------
             (In thousands)                         2005                   2004                  2005                   2004
                                              --------------------------------------------------------------------------------------
                                                 $           %         $           %         $           %         $            %
Revenues:
       Subscriber ........................... $   632        33.0   $ 1,523        95.4   $ 1,419        36.1   $ 3,389        95.6
       Prepaid services .....................     534        28.0        --          --     1,425        36.2        --          --
       Relay services .......................     312        16.4        --          --       445        11.3        --          --
       Equipment ............................     139         7.3        70         4.4       241         6.1       106         3.0
       Other ................................     291        15.3         4         0.3       406        10.3        50         1.4
                                              -------     -------   -------     -------   -------     -------   -------     -------
                                                1,908       100.0     1,597       100.0     3,936       100.0     3,545       100.0
Costs and expenses:
       Cost of subscriber airtime ...........     234        12.3       739        46.3       519        13.2     1,607        45.3
       Cost of network operations ...........      71         3.7       155         9.7       165         4.2       448        12.6
       Cost of equipment revenue ............     193        10.1        80         5.0       298         7.6       114         3.2
       Cost of prepaid services .............     581        30.5        --          --     1,411        35.8        --          --
       Sales and marketing, net ............      342        17.9       209        13.1       453        11.5       378        10.7
       General and administrative ...........   1,108        58.0     1,325        83.0     2,352        59.8     2,830        79.8
       Research and development .............     105         5.5       117         7.3       159         4.0       308         8.7
       Depreciation and amortization ........     126         6.6       216        13.5       256         6.5       496        14.0
       Amortization of other intangibles ....     221        11.6       183        11.5       442        11.2       435        12.3
                                              -------     -------   -------     -------   -------     -------   -------     -------
                                                2,981       156.2     3,024       189.4     6,055       153.8     6,616       186.6
                                              -------     -------   -------     -------   -------     -------   -------     -------
Loss from operations ........................  (1,073)      (56.2)   (1,427)      (89.4)   (2,119)      (53.8)   (3,071)      (86.6)
Other income (expense):
Settlement gains, net .......................      --          --        --          --        --          --     1,621        45.7
Interest income (expense), net ..............      38         2.0        36         2.3        76         1.9    (1,029)      (29.0)
                                              -------     -------   -------     -------   -------     -------   -------     -------
Total other income ..........................      38         2.0        36         2.3        76         1.9       592        16.7
                                              -------     -------   -------     -------   -------     -------   -------     -------
Net loss .................................... $(1,035)      (54.2)  $(1,391)      (87.1)  $(2,043)      (51.9)  $(2,479)      (69.9)
                                              =======     =======   =======     =======   =======     =======   =======     =======

      The following table sets forth the period over period percentage increases or decreases of certain items included in the Company's unaudited consolidated statements of operations.

                                                    Three Months Ended June 30,                  Six Months Ended June 30,
                                              --------------------------------------------------------------------------------------
             (In thousands)                                                Change                                     Change
                                              --------------------------------------------------------------------------------------
                                               2005         2004        $          %        2005        2004       $            %
Revenues:
       Subscriber ........................... $   632     $ 1,523   $  (891)      (58.5)  $ 1,419     $ 3,389   $(1,970)      (58.1)
       Prepaid services .....................     534          --       534          --     1,425          --     1,425          --
       Relay services .......................     312          --       312          --       445          --       445          --
       Equipment ............................     139          70        69        98.6       241         106       135       127.4
       Other ................................     291           4       287      7175.0       406          50       356       712.0
                                              -------     -------   -------     -------   -------     -------   -------     -------
                                                1,908       1,597       311        19.5     3,936       3,545       391        11.0
Costs and expenses:
       Cost of subscriber airtime ...........     234         739      (505)      (68.3)      519       1,607    (1,088)      (67.7)
       Cost of network operations ...........      71         155       (84)      (54.2)      165         448      (283)      (63.2)
       Cost of equipment revenue ............     193          80       113       141.3       298         114       114       161.4
       Cost of prepaid services .............     581          --       581          --     1,411          --     1,411          --
       Sales and marketing, net ............      342         209       133        63.6       453         378        75        19.8
       General and administrative ...........   1,108       1,325      (217)      (16.4)    2,352       2,830      (478)      (16.9)
       Research and development .............     105         117       (12)      (10.3)      159         308      (149)      (48.4)
       Depreciation and amortization ........     126         216       (90)      (41.7)      256         496      (240)      (48.4)
       Amortization of other intangibles.....     221         183        38        20.8       442         435         7         1.6
                                              -------     -------   -------     -------   -------     -------   -------     -------
                                                2,981       3,024       (43)       (1.4)    6,055       6,616      (561)       (8.5)
                                              -------     -------   -------     -------   -------     -------   -------     -------
Loss from operations ........................  (1,073)     (1,427)      354       (24.8)   (2,119)     (3,071)      952       (31.0)
Other income (expense):
Settlement gains, net .......................      --          --        --          --        --       1,621    (1,621)     (100.0)
Interest income (expense), net ..............      38          36         2         5.6        76      (1,029)    1,105      (107.4)
                                              -------     -------   -------     -------   -------     -------   -------     -------
Total other income ..........................      38          36         2         5.6        76         592      (516)      (87.2)
                                              -------     -------   -------     -------   -------     -------   -------     -------
Net loss .................................... $(1,035)    $(1,391)  $   356       (25.6)  $(2,043)    $(2,479)  $   436       (17.6)
                                              =======     =======   =======     =======   =======     =======   =======     =======

      In the following descriptions of our results of operations, we provide information about our expectations for the future. Such expectations do not reflect the pending Hands On merger, which is not expected to be consummated until the fourth quarter of 2005.

Three months ended June 30, 2005 Compared to Three months ended June 30, 2004

 Consolidated

      Subscriber revenue. Subscriber revenue decreased 59%, to $632,000 for the three months ended June 30, 2005 from $1.5 million for the three months ended June 30, 2004. This decrease was primarily due to declines in our full service offering subscriber base and was partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 51,297 subscribers at June 30, 2005 from 64,332 subscribers at June 30, 2004. Our average revenue per user, ARPU, decreased to $4.05 for the three months ended June 30, 2005 from $7.91 for the three months ended June 30, 2004. We expect subscriber revenue to decline slightly as subscribers to our higher ARPU full-service offerings continue to decline and are replaced with subscribers to our lower ARPU value added services.

      Prepaid services revenue. We began marketing prepaid calling cards in late 2004 and recognized $534,000 of prepaid service revenue for the three months ended June 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

      Relay services revenue. We began providing relay services in late March 2005 and recognized $312,000 of relay service revenue for the three months ended June 30, 2005. We did not provide relay services for the corresponding prior period.

      Equipment revenue. Equipment revenue increased to $139,000 for the three months ended June 30, 2005 from $70,000 for the three months ended June 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

      Other revenue. Other revenue increased to $291,000 for the three months ended June 30, 2005 from $4,000 for the three months ended June 30, 2004. This increase primarily reflects commissions from the acquisition of subscribers on behalf of various wireless network providers, principally T-Mobile. We expect other revenue to increase as commissions earned from various wireless network providers increase.

      Cost of subscriber airtime. Cost of subscriber airtime decreased 68%, to $234,000 for the three months ended June 30, 2005 from $739,000 for the three months ended June 30, 2004. This decrease was primarily due to the decrease in our subscriber base described above. We expect cost of subscriber airtime to decline slightly as subscribers to our higher ARPU full-service offerings continue to decline and are replaced with subscribers to our lower ARPU value added services.

      Cost of prepaid services revenue. We began marketing prepaid calling cards in late 2004 and incurred $581,000 of costs related to prepaid service revenue for the three months ended June 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

      Cost of network operations. Cost of network operations decreased to $71,000 for the three months ended June 30, 2005 from $155,000 for the three months ended June 30, 2004 as a result of the consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider. We expect our cost of network operations to decline as a percentage of revenue during 2005.

      Cost of equipment revenue. Cost of equipment revenue increased 141%, to $193,000 for the three months ended June 30, 2005 from $80,000 for the three months ended June 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

      Sales and marketing. Sales and marketing expenses increased to $342,000 for the three months ended June 30, 2005 from $209,000 for the three months ended June 30, 2004. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products. We expect sales and marketing expenses to increase as demand for these new products and services increases.

      General and administrative. General and administrative expenses decreased 16%, to $1.1 million for the three months ended June 30, 2005 from $1.3 million for the three months ended June 30, 2004 This decrease primarily was due to our consolidation of operations completed during April of 2004. We expect general and administrative expenses to decline as a percentage of revenue during 2005.

      Research and development. Research and development expense decreased to $105,000 for the three months ended June 30, 2005 from $117,000 for the three months ended June 30, 2004.

      Amortization of other intangibles. Amortization of other intangibles increased to $221,000 for the three months ended June 30, 2005 from $183,000 for the three months ended June 30, 2004.

      Interest income (expense), net. Interest income increased to $38,000 for the three months ended June 30, 2005 from $36,000 for the three months ended June 30, 2004.

Wireless Data Solutions Segment

      Subscriber revenue. Subscriber revenue decreased 59%, to $632,000 for the three months ended June 30, 2005 from $1.5 million for the three months ended June 30, 2004. This decrease was primarily due to declines in our full service offering subscriber base and was partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 51,297 subscribers at June 30, 2005 from 64,332 subscribers at June 30, 2004. Our ARPU decreased to $4.05 for the three months ended June 30, 2005 from $7.91 for the three months ended June 30, 2004. We expect subscriber revenue to decline slightly as subscribers to our higher ARPU full-service offerings continue to decline and are replaced with subscribers to our lower ARPU value added services.

      Relay services revenue. We began providing relay services in late March 2005 and recognized $312,000 of relay service revenue for the three months ended June 30, 2005. We did not provide relay services for the corresponding prior period.

      Equipment revenue. Equipment revenue increased to $139,000 for the three months ended June 30, 2005 from $70,000 for the three months ended June 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

      Other revenue. Other revenue increased to $291,000 for the three months ended June 30, 2005 from $4,000 for the three months ended June 30, 2004. This increase primarily reflects revenue generated from commissions from the acquisition of subscribers on behalf of various wireless network providers. We expect other revenue to increase as commissions earned from various wireless network providers increases.

      Cost of subscriber airtime. Cost of subscriber airtime decreased 68%, to $234,000 for the three months ended June 30, 2005 from $739,000 for the three months ended June 30, 2004. This decrease was primarily due to the decrease in our subscriber base described above. We expect cost of subscriber airtime to decline slightly as subscribers to our higher ARPU full-service offerings continue to decline and are replaced with subscribers to our lower ARPU value added services.

      Cost of network operations. Cost of network operations decreased to $49,000 for the three months ended June 30, 2005 from $155,000 for the three months ended June 30, 2004 as a result of the consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider. We expect our cost of network operations to decline as a percentage of revenue during 2005.

      Cost of equipment revenue. Cost of equipment revenue increased 141%, to $193,000 for the three months ended June 30, 2005 from $80,000 for the three months ended June 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

      Sales and marketing. Sales and marketing expenses increased to $342,000 for the three months ended June 30, 2005 from $209,000 for the three months ended June 30, 2004. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products. We expect sales and marketing expenses to increase as demand for these new products and services increases.

      General and administrative. General and administrative expenses decreased 30%, to $604,000 for the three months ended June 30, 2005 from $863,000 for the three months ended June 30, 2004. This decrease primarily was due to our consolidation of operations completed during April of 2004. We expect general and administrative expenses to decline as a percentage of revenue during 2005.

      Research and development. Research and development expense decreased to $105,000 for the three months ended June 30, 2005 from $117,000 for the three months ended June 30, 2004.

      Amortization of other intangibles. Amortization of other intangibles increased to $221,000 for the three months ended June 30, 2005 from $183,000 for the three months ended June 30, 2004.

Prepaid Services Segment

      We have provided certain information regarding results for the quarter ended June 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

      Prepaid services revenue. We began marketing prepaid calling cards in late 2004 and recognized $534,000 of prepaid service revenue for the three months ended June 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

      Cost of prepaid services revenue. We began marketing prepaid calling cards in late 2004 and incurred $581,000 of costs related to prepaid service revenue for the three months ended June 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

      Cost of network operations. Cost of network operations related to our prepaid calling cards was $22,000 for the three months ended June 30, 2005.

      General and administrative. General and administrative expenses were $100,000 for the three months ended June 30, 2005.

Corporate Segment

      General and administrative. General and administrative expenses decreased to $404,000 for the three months ended June 30, 2005 from $462,000 for the three months ended June 30, 2004. This decrease primarily was due to our consolidation of operations completed during April of 2004. We expect general and administrative expenses to decline as a percentage of revenue during 2005.

      Interest income (expense), net. Interest income increased to $38,000 for the three months ended June 30, 2005 from $36,000 for the three months ended June 30, 2004.

Six months ended June 30, 2005 Compared to Six months ended June 30, 2004

Consolidated

      Subscriber revenue. Subscriber revenue decreased 58%, to $1.4 million for the six months ended June 30, 2005 from $3.4 million for the six months ended June 30, 2004. This decrease was primarily due to declines in our full service offering subscriber base and was partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 51,297 subscribers at June 30, 2005 from 64,332 subscribers at June 30, 2004. Our ARPU decreased to $4.41 for the six months ended June 30, 2005 from $8.55 for the six months ended June 30, 2004.

      Prepaid services revenue. We began marketing prepaid calling cards in late 2004 and recognized $1.4 million of prepaid service revenue for the six months ended June 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

      Relay services revenue. We began providing relay services in late March 2005 and recognized $445,000 of relay service revenue for the six months ended June 30, 2005. We did not provide relay services for the corresponding prior period.

      Equipment revenue. Equipment revenue increased to $241,000 for the six months ended June 30, 2005 from $106,000 for the six months ended June 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line.

      Other revenue. Other revenue increased to $406,000 for the six months ended June 30, 2005 from $50,000 for the six months ended June 30, 2004. This increase primarily reflects commissions from the acquisition of subscribers on behalf of various wireless network providers.

      Cost of subscriber airtime. Cost of subscriber airtime decreased 68%, to $519,000 for the six months ended June 30, 2005 from $1.6 million for the six months ended June 30, 2004. This decrease was primarily due to the decrease in our subscriber base described above.

      Cost of prepaid services revenue. We began marketing prepaid calling cards in late 2004 and incurred $1.4 million of costs related to prepaid service revenue for the six months ended June 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

      Cost of network operations. Cost of network operations decreased to $165,000 for the six months ended June 30, 2005 from $448,000 for the six months ended June 30, 2004 as a result of the consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider.

      Cost of equipment revenue. Cost of equipment revenue increased 161%, to $298,000 for the six months ended June 30, 2005 from $114,000 for the six months ended June 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line.

      Sales and marketing. Sales and marketing expenses increased to $453,000 for the six months ended June 30, 2005 from $378,000 for the six months ended June 30, 2004. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products.

      General and administrative. General and administrative expenses decreased 17%, to $2.4 million for the six months ended June 30, 2005 from $2.8 million for the six months ended June 30, 2004 This decrease primarily was due to our consolidation of operations completed during April of 2004.

      Research and development. Research and development expense decreased to $159,000 for the six months ended June 30, 2005 from $308,000 for the six months ended June 30, 2004.

      Amortization of other intangibles. Amortization of other intangibles increased to $442,000 for the six months ended June 30, 2005 from $435,000 for the six months ended June 30, 2004.

      Settlement gains, net. The Company entered into agreements with certain of its creditors to relieve the Company of certain debts. As a result, the Company recorded settlement gains totaling $1.6 million in 2004.

      Interest income (expense), net. Interest income increased to $76,000 for the six months ended June 30, 2005 from interest expense of $1.0 million for the six months ended June 30, 2004. This change was primarily due to the amortization of deferred debt expense and discount recorded on bridge notes payable during the three months ended March 31, 2004.

Wireless Data Solutions Segment

      Subscriber revenue. Subscriber revenue decreased 58%, to $1.4 million for the six months ended June 30, 2005 from $3.4 million for the six months ended June 30, 2004. This decrease was primarily due to declines in our full service offering subscriber base and was partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 51,297 subscribers at June 30, 2005 from 64,332 subscribers at June 30, 2004. Our ARPU decreased to $4.41 for the six months ended June 30, 2005 from $8.55 for the six months ended June 30, 2004.

      Relay services revenue. We began providing relay services in late March 2005 and recognized $445,000 of relay service revenue for the six months ended June 30, 2005. We did not provide relay services for the corresponding prior period

      Equipment revenue. Equipment revenue increased to $177,000 for the six months ended June 30, 2005 from $106,000 for the six months ended June 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line.

      Other revenue. Other revenue increased to $406,000 for the six months ended June 30, 2005 from $50,000 for the six months ended June 30, 2004. This increase primarily reflects commissions from the acquisition of subscribers on behalf of various wireless network providers.

      Cost of subscriber airtime. Cost of subscriber airtime decreased 68%, to $519,000 for the six months ended June 30, 2005 from $1.6 million for the six months ended June 30, 2004. This decrease was primarily due to the decrease in our subscriber base described above.

      Cost of network operations. Cost of network operations decreased to $121,000 for the six months ended June 30, 2005 from $448,000 for the six months ended June 30, 2004 as a result of the consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider.

      Cost of equipment revenue. Cost of equipment revenue increased 161%, to $244,000 for the six months ended June 30, 2005 from $114,000 for the six months ended June 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line.

      Sales and marketing. Sales and marketing expenses increased to $453,000 for the six months ended June 30, 2005 from $378,000 for the six months ended June 30, 2004. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products.

      General and administrative. General and administrative expenses decreased 30%, to $1,258,000 for the six months ended June 30, 2005 from $1,791,000 for the six months ended June 30, 2004 This decrease primarily was due to our consolidation of operations completed during April of 2004.

      Research and development. Research and development expense decreased to $159,000 for the six months ended June 30, 2005 from $308,000 for the six months ended June 30, 2004.

      Amortization of other intangibles. Amortization of other intangibles increased to $442,000 for the six months ended June 30, 2005 from $435,000 for the six months ended June 30, 2004.

      Settlement gains, net. The Company entered into agreements with certain of its creditors to relieve the Company of certain debts. As a result, the Company has recorded settlement gains totaling $1.6 million in 2004.

Prepaid Services Segment

      We have provided certain information regarding results for the six months ended June 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

Prepaid services revenue.

      We began marketing prepaid calling cards in late 2004 and recognized $1.4 million of prepaid service revenue for the six months ended June 30, 2005.

      Equipment revenue. We recognized $64,000 of equipment revenue from ClearMobile, our prepaid phone product line for the six months ended June 30, 2005.

      Cost of prepaid services revenue. We began marketing prepaid calling cards in late 2004 and incurred $1.4 million of costs related to prepaid service revenue for the six months ended June 30, 2005.

      Cost of network operations. Cost of network operations related to our prepaid calling cards was $44,000 for the six months ended June 30, 2005.

      Cost of equipment revenue. Cost of equipment revenue was $54,000 for the six months ended June 30, 2005.

      General and administrative. General and administrative expenses were $289,000 for the six months ended June 30, 2005.

Corporate Segment

      General and administrative. General and administrative expenses decreased to $805,000 for the six months ended June 30, 2005 from $1.0 million for the six months ended June 30, 2004. This decrease primarily was due to our consolidation of operations completed during April of 2004.

      Interest income (expense), net. Interest income increased to $76,000 for the six months ended June 30, 2005 from interest expense of $1.0 million for the six months ended June 30, 2004. This change was primarily due to the amortization of deferred debt expense and discount recorded on bridge notes payable during the three months ended March 31, 2004.

Liquidity and Capital Resources

      Since our inception, we financed our operations through a public offering and private placements of our equity securities. We have incurred significant operating losses since our inception and as of June 30, 2005 have an accumulated deficit of $270.9 million. During the six months ended June 30, 2005, we incurred a net loss of $2.0 million, used $1.1 million of cash to fund operating activities and overall experienced a decline of $1.0 million in our cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

      Net cash used in operating activities amounted to $1.1 million for the six months ended June 30, 2005 principally reflecting our net loss and an increase in our accounts receivables which was partially offset by a reduction in other receivables.

      We provided $117,000 in cash from investing activities during the six months ended June 30, 2005, which primarily resulted from a reduction in cash utilized to support a letter of credit and was partially offset by capitalized costs associated with the development of our i711.com(TM) branded Internet service.

      Net cash provided by financing activities was $1,000 for the six months ended June 30, 2005, which resulted from the issuance of stock from exercise of certain warrants.

      As of June 30, 2005, our principal commitments consisted of obligations outstanding under operating leases. As of June 30, 2005, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $571,000, of which approximately $288,000 is payable in the next twelve months.

      The following table summarizes GoAmerica's contractual obligations at June 30, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                     Less than 1
June 30, (In thousands)                  Total           Year         1-3 Years       4-5 Years     After 5 Years
                                      ----------      ----------      ----------      ----------      ----------
Contractual Obligations:
    Operating Lease                   $      571      $      288      $      283      $       --      $       --
       Obligation
                                      ----------      ----------      ----------      ----------      ----------
    Total Contractual Cash            $      571      $      288      $      283      $       --      $       --
       Obligation
                                      ==========      ==========      ==========      ==========      ==========

Other Commercial Commitments:
    Standby Letter of Credit          $      300             $--      $      300      $       --      $       --
                                      ----------      ----------      ----------      ----------      ----------
    Total Commercial Commitments      $      300             $--      $      300      $       --      $       --
                                      ==========      ==========      ==========      ==========      ==========

      On May 2, 2005, the Company entered into a short term loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, "Hands On"). We may be required to loan Hands On up to an aggregate of $1,000,000 under the loan agreement under certain circumstances. Pursuant to that agreement, all amounts that the Company advances to Hands On will be secured, initially, by the assets acquired with such funds and will bear interest at a defined prime rate. If Hands On breaches any material provision of any definitive agreement, the balance of principal and accrued interest will become immediately due and payable and Hands On will grant the Company a broader security interest in substantially all of Hands On's assets until amounts due under the loan agreement are paid. As of June 30, 2005, the Company had advanced $124,000 to Hands On under the loan agreement.

Forward Looking Statements

      The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended). Such forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our ability to successfully manage our relationship with EarthLink; (iii) our dependence on EarthLink to provide billing, customer and technical support to certain of our subscribers; (iv) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (v) our dependence on wireless carrier networks; (vi) our ability to respond to increased competition in the wireless data industry; (vii) our ability to integrate acquired businesses and technologies, including Hands On (if the mergers are completed); (viii) our ability to generate revenue growth; (ix) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (x) difficulties inherent in predicting the outcome of regulatory processes; (xi) our limited experience in offering prepaid calling cards; and (xii) difficulty in predicting the consequences of our entering into a merger agreement with Hands On. Many of such risks and others are more fully described in the Risk Factors set forth in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2004. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We believe that we have limited exposure to financial market risks, including changes in interest rates. At June 30, 2005, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in our net loss of approximately $64,000 based on cash and cash equivalent balances at June 30, 2005. We currently hold no derivative instruments and do not earn foreign-source income.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      On July 31, 2002, GoAmerica filed suit against Flash Creative Management, Inc. ("Flash") and certain former officers and shareholders of Flash (the "Flash Defendants") in the United States District Court for the District of New Jersey for alleged violations of federal and state securities law and alleged common law fraud in connection with GoAmerica's acquisition of the assets of Flash in November 2000. In October 2002, each of the Flash Defendants filed answers to GoAmerica's complaint denying all of the Company's charges, with the individual Flash Defendants adding counterclaims against the Company and certain named officers alleging, among other things, fraudulent misrepresentation, violations of state securities law and unjust enrichment in excess of $1 million. The parties have agreed to a mutually satisfactory and confidential settlement of the claims between them, pursuant to which no party admitted liability of any kind and any and all prior assertions of fraud, breach of fiduciary duty, termination with cause and/or constructive discharge have been withdrawn.

      On September 22, 2004, Boundless Depot, LLC ("Boundless Depot") and Scott Johnson, one of two Boundless Depot shareholders, sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of one million dollars for GoAmerica's refusal to pay Boundless Depot unattained contingent consideration, comprising cash and/or GoAmerica Common Stock, with respect to the Asset Purchase Agreement dated as of February 8, 2003 (the "Deafwireless Agreement"), pursuant to which GoAmerica and Wynd Communications acquired certain Deafwireless assets. The total value of such contingent consideration, if all contingencies had been fully met and amounts paid immediately thereupon, would not have exceeded $211,000; however, the Company does not believe any of the contingent consideration is owed to Boundless Depot or either of its shareholders since conditions of the Deafwireless Agreement were not met and the Company incurred costs for which it is entitled to receive reimbursement from Boundless Depot or offset against any amounts that may become payable to Boundless Depot. Upon petition by GoAmerica and Wynd Communications, the Court has ordered this matter into arbitration, which process is now pending. The Company intends to defend this action vigorously and may elect to pursue counterclaims.

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

                                GOAMERICA, INC.


DATE: August 11, 2005           By: /s/ Daniel R. Luis
                                    --------------------------------------------
                                    Daniel R. Luis
                                    Chief Executive Officer
                                    (Principal Executive Officer)


DATE: August 11, 2005           By: /s/ Donald G. Barnhart
                                    --------------------------------------------
                                    Donald G. Barnhart
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)