Form 10-Q
period 2005-09-30
GOAMERICA INC
filed 2005-11-14
CIK 1101268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
Commission File No. 0-29359

GoAmerica, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3693371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
433 Hackensack Avenue, Hackensack, New Jersey	07601
(Address of Principal Executive Offices)	(Zip Code)

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

Yes: X	No: __
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes: __	No: X
Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act):

Yes: __	No: X

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2005:
Class	Number of Shares
Common Stock, $.01 par value	2,093,451

GOAMERICA, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOAMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,937	$7,098
Accounts receivable, net	1,560	1,530
Other receivables	—	732
Merchandise inventories, net	334	123
Prepaid expenses and other current assets	356	219
Total current assets	7,187	9,702

Restricted cash	300	604
Property, equipment and leasehold improvements, net	755	940
Goodwill, net	6,000	6,000
Trade names and other intangible assets, net	75	639
Other assets	591	101
	$14,908	$17,986

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$670	$348
Accrued expenses	336	538
Deferred revenue	86	285
Other current liabilities	37	1
Total current liabilities	1,129	1,172

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized: 200,000,000 shares in 2005 and 2004; issued: 2,117,514 in 2005 and 2,117,339 in 2004	21	21
Additional paid-in capital	285,856	285,854
Accumulated deficit	(271,912)	(268,875)
Treasury stock, at cost, 24,063 shares in 2005 and 2004	(186)	(186)
Total stockholders' equity	13,779	16,814
	$14,908	$17,986

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Subscriber	$548	$1,207	$1,967	$4,596
Prepaid services	1,027	—	2,452	—
Relay services	329	—	774	—
Equipment	120	50	361	156
Other	270	113	676	163
	2,294	1,370	6,230	4,915
Costs and expenses:
Cost of subscriber airtime	208	510	727	2,117
Cost of network operations	78	132	243	580
Cost of equipment revenue	138	35	436	149
Cost of prepaid services	1,252	—	2,663	—
Cost of other revenue	—	56	—	56
Sales and marketing	320	165	773	543
General and administrative	984	1,220	3,336	4,050
Research and development	96	126	255	434
Depreciation and amortization	119	168	375	664
Amortization of other intangibles	122	99	564	534
	3,317	2,511	9,372	9,127
Loss from operations	(1,023)	(1,141)	(3,142)	(4,212)

Other income (expense):
Settlement gains (losses), net	—	(140)	—	1,481
Interest income (expense), net	29	38	105	(991)

Total other income (expense), net	29	(102)	105	490

Net loss	$(994)	$(1,243)	$(3,037)	$(3,722)

Basic net loss per share	$(0.48)	$(0.61)	$(1.45)	$(2.19)
Diluted net loss per share	$(0.48)	$(0.61)	$(1.45)	$(2.19)

Weighted average shares used in computation of basic net loss per share	2,093,451	2,040,603	2,093,445	1,695,766
Weighted average shares used in computation of diluted net loss per share	2,093,451	2,040,603	2,093,445	1,695,766

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Operating activities
Net loss	$(3,037)	$(3,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	375	664
Amortization of other intangible assets	564	534
Amortization of deferred financing costs	—	624
Amortization of discount on bridge note payable	—	390
Provision for losses on accounts receivable	36	51
Common stock issued for interest expense	—	19
Settlement gains, net	—	(1,481)
Changes in operating assets and liabilities:
Increase in accounts receivable	(66)	(60)
Decrease in other receivables	732	534
Increase in merchandise inventories	(211)	(2)
Increase in prepaid expenses and other current assets	(137)	(362)
Increase (decrease) in accounts payable	322	(1,066)
Increase (decrease) in accrued expenses	(202)	(483)
Decrease in deferred revenue	(199)	(322)
Net cash used in operating activities	(1,823)	(4,682)

Investing activities
Change in other assets and restricted cash	(186)	(307)
Purchase of property, equipment and leasehold improvements	(116)	(63)
Acquisition of intangible assets	—	(75)
Net cash used in investing activities	(302)	(445)

Financing activities
Issuance of common stock, net of related expenses	—	12,770
Issuance of common stock for exercise of stock options and warrants	2	211
Purchase of treasury stock	—	(186)
Increase in deferred financing costs	—	(139)
Payments made on capital lease obligations	(38)	(5)
Net cash (used in) provided by financing activities	(36)	12,651

Net increase (decrease) in cash and cash equivalents	(2,161)	7,524
Cash and cash equivalents at beginning of period	7,098	568
Cash and cash equivalents at end of period	$4,937	$8,092

Supplemental Disclosure of Non-Cash Investing Activities:
Common stock issued in connection with conversion of bridge note	$—	$1,015
Common stock issued in connection with vendor settlements	$—	$451
Application of deferred financing costs against proceeds from the sale of stock	$—	$(606)
Acquisition of equipment through capital leases	$74	$—

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of September 30, 2005, the results of its operations for the three and nine month periods ended September 30, 2005 and 2004 and its cash flows for the nine month periods ended September 30, 2005 and 2004. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2004.

The Company is dependent on EarthLink, Inc. (“Earthlink”) for billing and collections, customer support and technical support for certain of the Company’s subscribers. Additionally, the Company is dependent on EarthLink and other third parties for wireless communication devices and wireless network connectivity. The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, the majority of the Company’s other revenue is earned through commissions derived from a master dealer agreement with T-Mobile.

During the fourth quarter of 2004, the Company commenced selling prepaid calling card services.  The Company sells prepaid calling cards via two methods: 1) as a distributor in which the Company has no future obligation to provide the usage embedded in the card, and 2) as a Company branded card in which the Company is obligated to provide usage service utilizing its own infrastructure until the obligation to provide the service is either completed or the card expires.

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

Commencing in the later part of March 2005, the Company began deriving relay service revenues from a wireless Internet Relay service marketed in conjunction with Sprint Corporation and our i711.com’ branded Internet service. Revenue from relay services is recognized as the service is provided. Additionally, the Company records other revenues from commissions received through the acquisition of subscribers on behalf of various network providers with which the Company does not have reseller agreements. These commissions are recognized as revenue in the period earned.

The Company has incurred significant operating losses since its inception and, as of September 30, 2005, has an accumulated deficit of $271,912. During the nine months ended September 30, 2005, the Company incurred a net loss of $3,037 and used $1,823 of cash to fund operating activities. As of September 30, 2005, the Company had $5,237 in cash and cash equivalents (inclusive of restricted cash).

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

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective with respect to the Company beginning January 1, 2006. The Company is currently evaluating the effect the adoption of SFAS 123R will have on the Company's financial condition and results of operations.

Note 3 - Earnings Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the nine months ended September 30, 2005 and 2004, 290,605 and 290,780 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share, respectively.

Note 4 - Goodwill and Other Intangible Assets:

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company believes there are no such impairment indicators at September 30, 2005.

The following table summarizes other intangibles subject to amortization at the dates indicated:

	September 30, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Trade Names	$4,572	$(4,572)	$—	$4,572	$(4,388)	$184
Technology	3,017	(3,017)	—	3,017	(3,017)	—
Customer Lists	2,258	(2,258)	—	2,258	(2,258)	—
Other	935	(860)	75	935	(480)	455
	$10,782	$(10,707)	$75	$10,782	$(10,143)	$639

Amortization expense for other intangibles totaled $564 and $534 for the nine months ended September 30, 2005 and 2004, respectively. Future aggregate amortization expense for intangible assets is estimated to be:

Three Months Ending December 31, 2005       $ 75

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(994)	$(1,243)	$(3,037)	$(3,722)
Deduct: Stock-based employee compensation expense included in reported net loss	—	—	—	—

Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(413)	(992)	(1,239)	(2,976)
Pro forma net loss	$(1,407)	$(2,235)	$(4,276)	$(6,698)
Loss per share - basic, as reported	$(0.48)	$(0.61)	$(1.45)	$(2.19)
Loss per share - diluted, as reported	$(0.48)	$(0.61)	$(1.45)	$(2.19)
Pro forma loss per share - basic	$(0.68)	$(1.10)	$(2.05)	$(3.95)
Pro forma loss per share - diluted	$(0.68)	$(1.10)	$(2.05)	$(3.95)

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

In the first quarter of 2005, the Company reclassified $300 of restricted cash to operating cash to reflect an informal arrangement between the Company and one of its carrier providers which allowed for a reduction in the amount of the required letter of credit and related supporting cash account. The Company expects to finalize this arrangement including a new letter of credit in the fourth quarter.

Note 7 - Business Segment Information:

The Company has two reportable business segments: Wireless Data Solutions and Prepaid Services. The operating results of these business segments are distinguishable and regularly reviewed by the Company’s executive officers. The Company evaluates the performance of its business segments based primarily on operating income (loss). All overhead is allocated to the business segments, except for certain specific corporate costs, such as corporate management compensation, corporate legal, accounting and governance costs and certain insurance and facilities costs. Operating results presented for the business segments of the Company are as follows (in thousands):

	Wireless Data Solutions	Prepaid Services	Corporate	Total
Three Months Ended September 30, 2005:

Revenue	$1,267	$1,027	$—	$2,294
Operating loss	$(364)	$(346)	$(313)	$(1,023)

Three Months Ended September 30, 2004:

Revenue	$1,370	$—	$—	$1,370
Operating loss	$(560)	$—	$(581)	$(1,141)

Nine Months Ended September 30, 2005:

Revenue	$3,714	$2,516	$—	$6,230
Operating loss	$(1,369)	$(655)	$(1,118)	$(3,142)

Nine Months Ended September 30, 2004:

Revenue	$4,915	$—	$—	$4,915
Operating loss	$(2,592)	$—	$(1,620)	$(4,212)

Note 8 - Short Term Loan Agreement:

On May 2, 2005, the Company entered into a short term loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, "Hands On”). The Company may be required to loan Hands On an aggregate of $1,000 under the loan agreement under certain circumstances. All amounts that the Company advances to Hands On pursuant to this agreement will be secured, initially, by the assets acquired with such funds and will bear interest at a defined prime rate. If Hands On breaches any material provision of any definitive agreement, the balance of principal and accrued interest will become immediately due and payable and Hands On will grant the Company a broader security interest in substantially all of its assets until amounts due under the loan agreement are paid. As of September 30, 2005, the Company had advanced $350 to Hands On under the loan agreement. This amount is included in other assets as of September 30, 2005.

Note 9 - Merger Agreement:

On July 6, 2005, the Company entered into an Agreement and Plan of Reorganization with Hands On. Under the agreement, the two Hands On entities will merge with two newly formed acquisition subsidiaries of the Company, and the shareholders of Hands On will receive a number of shares of the Company's common stock approximately equal to the number of shares of the Company's common stock outstanding immediately prior to the closing. Completion of the merger is subject to shareholder approval by the shareholders of the Company and Hands On, and other customary closing conditions. Pursuant to the agreement, the principal shareholders of Hands On have agreed to vote their shares in favor of the merger. The Company has recorded approximately $200 of deferred acquisition costs as of September 30, 2005, which is included in other assets.

On October 28, 2005, the Company executed a Waiver and Supplemental Agreement with Hands On, modifying the Agreement and Plan of Reorganization, dated as of July 6, 2005, between the Company and Hands On. Such modifications permit Hands On to raise up to $2,000 through the issuance of new Hands On securities or the sale of Hands On securities currently held by certain shareholders, through December 31, 2005 (the amount may be increased beyond $2,000 and such date may be extended under certain circumstances). Any Hands On securities so issued must convert automatically into common stock of Hands On, and then GoAmerica, upon the closing of the merger. Additionally, the purchasers of any Hands On securities will be required to agree to vote in favor of the merger and to waive any appraisal rights that such purchasers may have. Any funds raised by Hands On through the sale of Hands On securities prior to the merger will be used to pay transaction expenses incurred in connection with the merger and/or to pay other liabilities of Hands On.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

GoAmerica(R) is a communications service provider, offering wireless data solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired and telecommunication services in the form of prepaid calling cards. We currently develop, market and support most wireless data solutions through Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica. Wynd Communications offers enhanced services known as WyndTell(R) and WyndPower(TM), which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. WyndTell and WyndPower allow customers to send and receive email messages to and from any email service, provide for delivery and acknowledgements of sent messages that are read, send and receive TTY/TDD (text telephone or teletypewriter) messages, faxes, and text-to-speech messages, and access the Internet using such wireless computing devices as Research in Motion, or RIM, wireless handheld devices, certain Motorola paging devices and the T-Mobile Sidekick, Fido hiptop, and SunCom hiptop devices running on Danger Inc.'s hiptop platform. In addition to Wyndtell, we began offering “Sprint Relay Wireless, Powered By GoAmerica" as a standard feature across all of the WyndTell service offerings that operate on certain RIM handheld devices and the T-Mobile Sidekick. Additionally, GoAmerica continues to support customers who use our proprietary software technology called Go.Web(TM). By utilizing Go.Web, businesses can improve the productivity of employees by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks. Our Go.Web technology can be hosted and supported in a secure network operations center maintained by GoAmerica or its third party outsourcing provider or installed behind an enterprise’s network security system, commonly know as the firewall. Customers who opt to install the software do so by purchasing our proprietary Go.Web Enterprise Server, formally known as Go.Web OnPrem™, technology. The Wynd Communications and Go.Web services transmit over most major wireless data networks in North America. During the fourth quarter of 2004, we commenced selling prepaid calling card services.  We sell prepaid calling cards in two methods: 1) as a distributor in which we have no future obligation to provide the usage embedded in the card and 2) as a Company branded card in which we are obligated to provide usage service utilizing our own infrastructure until the obligation to provide the service is either completed or the card expires. Commencing in the later part of March 2005, the Company began offering our i711.com™  branded Internet service, which uses Nordia, Inc.’s technology platform and relay operators (also referred to as Communication Assistants or “CA’s”) to facilitate calls.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and recoverability of our intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

The following table sets forth, for the three and nine months ended September 30, 2005 and 2004, the percentage relationship to net revenues of certain items included in the Company’s unaudited consolidated statements of operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
Revenues:
Subscriber	$548	23.9	$1,207	88.2	$1,967	31.6	$4,596	93.5
Prepaid services	1,027	44.8	—	—	2,452	39.4	—	—
Relay services	329	14.3	—	—	774	12.4	—	—
Equipment	120	5.2	50	3.6	361	5.8	156	3.2
Other	270	11.8	113	8.2	676	10.8	163	3.3
	2,294	100.0	1,370	100.0	6,230	100.0	4,915	100.0
Costs and expenses:
Cost of subscriber airtime	208	9.1	510	37.2	727	11.7	2,117	43.1
Cost of network operations	78	3.4	132	9.6	243	3.9	580	11.8
Cost of equipment revenue	138	6.0	35	2.6	436	7.0	149	3.0
Cost of prepaid services	1,252	54.6	—	—	2,663	42.7	—	—
Cost of other	—	—	56	4.1	—	—	56	1.1
Sales and marketing	320	13.9	165	12.0	773	12.4	543	11.0
General and administrative	984	42.9	1,220	89.1	3,336	53.5	4,050	82.4
Research and development	96	4.2	126	9.2	255	4.1	434	8.8
Depreciation and amortization	119	5.2	168	12.3	375	6.0	664	13.5
Amortization of other intangibles	122	5.3	99	7.2	564	9.1	534	10.9
	3,317	144.6	2,511	183.3	9,372	150.4	9,127	185.6
Loss from operations	(1,023)	(44.6)	(1,141)	(83.3)	(3,142)	(50.4)	(4,212)	(85.6)

Other income (expense):
Settlement gains, net	—	—	(140)	(10.2)	—	—	1,481	30.1
Interest income (expense), net	29	1.3	38	2.8	105	1.7	(991)	(20.1)

Total other income	29	1.3	(102)	(7.4)	105	1.7	490	10.0

Net loss	$(994)	(43.3)	$(1,243)	(90.7)	$(3,037)	(48.7)	$(3,722)	(75.6)

The following table sets forth the period over period percentage increases or decreases of certain items included in the Company's unaudited consolidated statements of operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)			Change				Change
	2005	2004	$	%	2005	2004	$	%
Revenues:
Subscriber	$548	$1,207	$(659)	(54.6)	$1,967	$4,596	$(2,629)	(57.2)
Prepaid services	1,027	—	1,027	—	2,452	—	2,452	—
Relay services	329	—	329	—	774	—	774	—
Equipment	120	50	70	140.0	361	156	205	131.4
Other	270	113	157	138.9	676	163	513	314.7
	2,294	1,370	924	67.4	6,230	4,915	1,315	26.8
Costs and expenses:
Cost of subscriber airtime	208	510	(302)	(59.2)	727	2,117	(1,390)	(65.7)
Cost of network operations	78	132	(54)	(40.9)	243	580	(337)	(58.1)
Cost of equipment revenue	138	35	103	294.3	436	149	287	192.6
Cost of prepaid services	1,252	—	1,252	100.0	2,663	—	2,663	100.0
Cost of other	—	56	(56)	(100.0)	—	56	(56)	(100.0)
Sales and marketing, net	320	165	155	93.9	773	543	230	42.4
General and administrative	984	1,220	(236)	(19.3)	3,336	4,050	(714)	(17.6)
Research and development	96	126	(30)	(23.8)	255	434	(179)	(41.2)
Depreciation and amortization	119	168	(49)	(29.2)	375	664	(289)	(43.5)
Amortization of other intangibles	122	99	23	23.2	564	534	30	5.6
	3,317	2,511	806	32.1	9,372	9,127	245	2.7
Loss from operations	(1,023)	(1,141)	118	(10.3)	(3,142)	(4,212)	1,070	(25.4)

Other income (expense):
Settlement gains, net	—	(140)	140	(100.0)	—	1,481	(1,481)	(100.0)
Interest income (expense), net	29	38	(9)	(23.7)	105	(991)	1,096	110.6

Total other income	29	(102)	131	(128.4)	105	490	(385)	(78.6)

Net loss	$(994)	$(1,243)	$249	(20.0)	$(3,037)	$(3,722)	$685	(18.4)

In the following descriptions of our results of operations, we provide information about our expectations for the future. Such expectations do not reflect the pending Hands On merger, which is not expected to be consummated until the first quarter of 2006.

Three months ended September 30, 2005 Compared to Three months ended September 30, 2004

 Consolidated

Subscriber revenue.  Subscriber revenue decreased 55%, to $548,000 for the three months ended September 30, 2005 from $1.2 million for the three months ended September 30, 2004. This decrease was primarily due to declines in our full service offering subscriber base and was partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 45,021 subscribers at September 30, 2005 from 61,171 subscribers at September 30, 2004. Our average revenue per user, ARPU, decreased to $3.79 for the three months ended September 30, 2005 from $6.41 for the three months ended September 30, 2004. We expect subscriber revenue to decline slightly as subscribers to our higher ARPU full-service offerings continue to decline and are replaced with subscribers to our lower ARPU value added services.

Prepaid services revenue.  We began marketing prepaid calling cards in late 2004 and recognized $1.0 million of prepaid service revenue for the three months ended September 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

Relay services revenue.  We began providing relay services in late March 2005 and recognized $329,000 of relay service revenue for the three months ended September 30, 2005. We did not provide relay services for the corresponding prior period.

Equipment revenue.  Equipment revenue increased to $120,000 for the three months ended September 30, 2005 from $50,000 for the three months ended September 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

Other revenue.  Other revenue increased to $270,000 for the three months ended September 30, 2005 from $113,000 for the three months ended September 30, 2004. This increase primarily reflects commissions from the acquisition of subscribers on behalf of various wireless network providers, principally T-Mobile. We expect other revenue to increase as commissions earned from various wireless network providers increase.

Cost of subscriber airtime.  Cost of subscriber airtime decreased 59%, to $208,000 for the three months ended September 30, 2005 from $510,000 for the three months ended September 30, 2004. This decrease was primarily due to the decrease in our subscriber base described above. We expect cost of subscriber airtime to decline slightly as subscribers to our higher ARPU full-service offerings continue to decline and are replaced with subscribers to our lower ARPU value added services.

Cost of prepaid services revenue.  We began marketing prepaid calling cards in late 2004 and incurred $1.3 million of costs related to prepaid service revenue for the three months ended September 30, 2005. We did not market prepaid calling cards for the corresponding prior period. We expect cost of prepaid service revenue to approximate revenue for the reasonably foreseeable future.

Cost of network operations.  Cost of network operations decreased to $78,000 for the three months ended September 30, 2005 from $132,000 for the three months ended September 30, 2004 as a result of the consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider. We expect our cost of network operations to decline as a percentage of revenue during 2005.

Cost of equipment revenue.  Cost of equipment revenue increased 294%, to $138,000 for the three months ended September 30, 2005 from $35,000 for the three months ended September 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

Sales and marketing.  Sales and marketing expenses increased to $320,000 for the three months ended September 30, 2005 from $165,000 for the three months ended September 30, 2004. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products. We expect sales and marketing expenses to increase as demand for these new products and services increases.

General and administrative.  General and administrative expenses decreased 19%, to $984,000 for the three months ended September 30, 2005 from $1.2 million for the three months ended September 30, 2004. This decrease was primarily due to decreased salaries and benefits for personnel performing general corporate activities and decreased facility costs. We expect general and administrative expenses to decline as a percentage of revenue during 2005.

Research and development. Research and development expense decreased to $96,000 for the three months ended September 30, 2005 from $126,000 for the three months ended September 30, 2004.

Amortization of other intangibles. Amortization of other intangibles increased to $122,000 for the three months ended September 30, 2005 from $99,000 for the three months ended September 30, 2004.

Settlement losses. Settlement losses in the amount of $140,000 were recorded for the three months ended September 30, 2004 as a result of recording a settlement loss reserve for pending litigation.

Interest income (expense), net. Interest income decreased to $29,000 for the three months ended September 30, 2005 from $38,000 for the three months ended September 30, 2004.

Wireless Data Solutions Segment

Subscriber revenue.  Subscriber revenue decreased 55%, to $548,000 for the three months ended September 30, 2005 from $1.2 million for the three months ended September 30, 2004. This decrease was primarily due to declines in our full service offering subscriber base and was partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 45,021 subscribers at September 30, 2005 from 61,171 subscribers at September 30, 2004. Our average revenue per user, ARPU, decreased to $3.79 for the three months ended September 30, 2005 from $6.41 for the three months ended September 30, 2004. We expect subscriber revenue to decline slightly as subscribers to our higher ARPU full-service offerings continue to decline and are replaced with subscribers to our lower ARPU value added services.

Relay services revenue.  We began providing relay services in late March 2005 and recognized $329,000 of relay service revenue for the three months ended September 30, 2005. We did not provide relay services for the corresponding prior period.

Equipment revenue.  Equipment revenue increased to $120,000 for the three months ended September 30, 2005 from $50,000 for the three months ended September 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

Other revenue.  Other revenue increased to $270,000 for the three months ended September 30, 2005 from $113,000 for the three months ended September 30, 2004. This increase primarily reflects commissions from the acquisition of subscribers on behalf of various wireless network providers, principally T-Mobile. We expect other revenue to increase as commissions earned from various wireless network providers increase.

Cost of subscriber airtime.  Cost of subscriber airtime decreased 59%, to $208,000 for the three months ended September 30, 2005 from $510,000 for the three months ended September 30, 2004. This decrease was primarily due to the decrease in our subscriber base described above. We expect cost of subscriber airtime to decline slightly as subscribers to our higher ARPU full-service offerings continue to decline and are replaced with subscribers to our lower ARPU value added services.

Cost of network operations.  Cost of network operations decreased to $31,000 for the three months ended September 30, 2005 from $132,000 for the three months ended September 30, 2004 as a result of the consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider. We expect our cost of network operations to decline as a percentage of revenue during 2005.

Cost of equipment revenue.  Cost of equipment revenue increased 294%, to $138,000 for the three months ended September 30, 2005 from $35,000 for the three months ended September 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

Sales and marketing.  Sales and marketing expenses increased to $320,000 for the three months ended September 30, 2005 from $165,000 for the three months ended September 30, 2004. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products. We expect sales and marketing expenses to increase as demand for these new products and services increases.

General and administrative.  General and administrative expenses decreased 7%, to $597,000 for the three months ended September 30, 2005 from $639,000 for the three months ended September 30, 2004. This decrease was primarily due to decreased salaries and benefits for personnel performing general corporate activities and decreased facility costs We expect general and administrative expenses to decline as a percentage of revenue during 2005.

Research and development. Research and development expense decreased to $96,000 for the three months ended September 30, 2005 from $126,000 for the three months ended September 30, 2004.

Amortization of other intangibles. Amortization of other intangibles increased to $122,000 for the three months ended September 30, 2005 from $99,000 for the three months ended September 30, 2004.

Settlement losses. Settlement losses in the amount of $140,000 were recorded for the three months ended September 30, 2004 as a result of recording a settlement loss reserve for pending litigation.

Prepaid Services Segment

We have provided certain information regarding results for the quarter ended September 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

Prepaid services revenue.  We began marketing prepaid calling cards in late 2004 and recognized $1.0 million of prepaid service revenue for the three months ended September 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

Cost of prepaid services revenue.  We began marketing prepaid calling cards in late 2004 and incurred $1.3 million of costs related to prepaid service revenue for the three months ended September 30, 2005. We did not market prepaid calling cards for the corresponding prior period. We expect cost of prepaid service revenue to approximate revenue for the reasonably foreseeable future.

Cost of network operations.  Cost of network operations related to our prepaid calling cards was $47,000 for the three months ended September 30, 2005.

General and administrative.  General and administrative expenses were $74,000 for the three months ended September 30, 2005.

Corporate Segment

General and administrative.  General and administrative expenses decreased to $313,000 for the three months ended September 30, 2005 from $581,000 for the three months ended September 30, 2004. This decrease was primarily due to decreased salaries and benefits for personnel performing general corporate activities and decreased facility costs. We expect general and administrative expenses to decline as a percentage of revenue during 2005.

Interest income (expense), net. Interest income decreased to $29,000 for the three months ended September 30, 2005 from $38,000 for the three months ended September 30, 2004.

Nine months ended September 30, 2005 Compared to Nine months ended September 30, 2004

 Consolidated

Subscriber revenue.  Subscriber revenue decreased 57%, to $2.0 million for the nine months ended September 30, 2005 from $4.6 million for the nine months ended September 30, 2004. This decrease was primarily due to declines in our full service offering subscriber base and was partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 45,021 subscribers at September 30, 2005 from 61,171 subscribers at September 30, 2004. Our ARPU decreased to $4.33 for the nine months ended September 30, 2005 from $7.49 for the nine months ended September 30, 2004.

Prepaid services revenue.  We began marketing prepaid calling cards in late 2004 and recognized $2.5 million of prepaid service revenue for the nine months ended September 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

Relay services revenue.  We began providing relay services in late March 2005 and recognized $774,000 of relay service revenue for the nine months ended September 30, 2005. We did not provide relay services for the corresponding prior period.

Equipment revenue.  Equipment revenue increased to $361,000 for the nine months ended September 30, 2005 from $156,000 for the nine months ended September 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line.

Other revenue.  Other revenue increased to $676,000 for the nine months ended September 30, 2005 from $163,000 for the nine months ended September 30, 2004. This increase primarily reflects commissions from the acquisition of subscribers on behalf of various wireless network providers.

Cost of subscriber airtime.  Cost of subscriber airtime decreased 66%, to $727,000 for the nine months ended September 30, 2005 from $2.1 million for the nine months ended September 30, 2004. This decrease was primarily due to the decrease in our subscriber base described above.

Cost of prepaid services revenue.  We began marketing prepaid calling cards in late 2004 and incurred $2.7 million of costs related to prepaid service revenue for the nine months ended September 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

Cost of network operations.  Cost of network operations decreased to $243,000 for the nine months ended September 30, 2005 from $580,000 for the nine months ended September 30, 2004 as a result of the consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider.

Cost of equipment revenue.  Cost of equipment revenue increased 192%, to $436,000 for the nine months ended September 30, 2005 from $149,000 for the nine months ended September 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line.

Sales and marketing.  Sales and marketing expenses increased to $773,000 for the nine months ended September 30, 2005 from $543,000 for the nine months ended September 30, 2004. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products.

General and administrative.  General and administrative expenses decreased 18%, to $3.3 million for the nine months ended September 30, 2005 from $4.1 million for the nine months ended September 30, 2004. This decrease was primarily due to decreased salaries and benefits for personnel performing general corporate activities and decreased facility costs due to our consolidation of operations completed during April of 2004.

Research and development. Research and development expense decreased to $255,000 for the nine months ended September 30, 2005 from $434,000 for the nine months ended September 30, 2004.

Amortization of other intangibles. Amortization of other intangibles increased to $564,000 for the nine months ended September 30, 2005 from $534,000 for the nine months ended September 30, 2004.

Settlement gains, net. The Company entered into agreements with certain of its creditors to relieve the Company of certain debts. As a result, the Company recorded settlement gains totaling $1.5 million in 2004.

Interest income (expense), net. Interest income increased to $105,000 for the nine months ended September 30, 2005 from interest expense of $1.0 million for the nine months ended September 30, 2004. This change was primarily due to the amortization of deferred debt expense and discount recorded on bridge notes payable during the three months ended March 31, 2004.

Wireless Data Solutions Segment

Subscriber revenue.  Subscriber revenue decreased 57%, to $2.0 million for the nine months ended September 30, 2005 from $4.6 million for the nine months ended September 30, 2004. This decrease was primarily due to declines in our full service offering subscriber base and was partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 45,021 subscribers at September 30, 2005 from 61,171 subscribers at September 30, 2004. Our ARPU decreased to $4.33 for the nine months ended September 30, 2005 from $7.49 for the nine months ended September 30, 2004.

Relay services revenue.  We began providing relay services in late March 2005 and recognized $774,000 of relay service revenue for the nine months ended September 30, 2005. We did not provide relay services for the corresponding prior period.

Equipment revenue.  Equipment revenue increased to $297,000 for the nine months ended September 30, 2005 from $156,000 for the nine months ended September 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line.

Other revenue.  Other revenue increased to $676,000 for the nine months ended September 30, 2005 from $163,000 for the nine months ended September 30, 2004. This increase primarily reflects commissions from the acquisition of subscribers on behalf of various wireless network providers.

Cost of subscriber airtime.  Cost of subscriber airtime decreased 66%, to $727,000 for the nine months ended September 30, 2005 from $2.1 million for the nine months ended September 30, 2004. This decrease was primarily due to the decrease in our subscriber base described above.

Cost of network operations.  Cost of network operations decreased to $152,000 for the nine months ended September 30, 2005 from $580,000 for the nine months ended September 30, 2004 as a result of the consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider.

Cost of equipment revenue.  Cost of equipment revenue increased 156%, to $382,000 for the nine months ended September 30, 2005 from $149,000 for the nine months ended September 30, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line.

Sales and marketing.  Sales and marketing expenses increased to $773,000 for the nine months ended September 30, 2005 from $543,000 for the nine months ended September 30, 2004. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products.

General and administrative.  General and administrative expenses decreased 24%, to $1,855,000 for the nine months ended September 30, 2005 from $2,430,000 for the nine months ended September 30, 2004. This decrease was primarily due to decreased salaries and benefits for personnel performing general corporate activities and decreased facility costs due to our consolidation of operations completed during April of 2004.

Research and development. Research and development expense decreased to $255,000 for the nine months ended September 30, 2005 from $434,000 for the nine months ended September 30, 2004.

Amortization of other intangibles. Amortization of other intangibles increased to $564,000 for the nine months ended September 30, 2005 from $534,000 for the nine months ended September 30, 2004.

Settlement gains, net. The Company entered into agreements with certain of its creditors to relieve the Company of certain debts. As a result, the Company has recorded settlement gains totaling $1.5 million in 2004.

Prepaid Services Segment

We have provided certain information regarding results for the nine months ended September 30, 2005. We did not market prepaid calling cards for the corresponding prior period.

Prepaid services revenue.  We began marketing prepaid calling cards in late 2004 and recognized $2.5 million of prepaid service revenue for the nine months ended September 30, 2005.

Equipment revenue.  We recognized $64,000 of equipment revenue from ClearMobile, our prepaid phone product line for the nine months ended September 30, 2005.

Cost of prepaid services revenue.  We began marketing prepaid calling cards in late 2004 and incurred $2.7 million of costs related to prepaid service revenue for the nine months ended September 30, 2005.

Cost of network operations.  Cost of network operations related to our prepaid calling cards was $91,000 for the nine months ended September 30, 2005.

Cost of equipment revenue.  Cost of equipment revenue was $54,000 for the nine months ended September 30, 2005.

General and administrative.  General and administrative expenses were $363,000 for the nine months ended September 30, 2005.

Corporate Segment

General and administrative.  General and administrative expenses decreased to $1.1 million for the nine months ended September 30, 2005 from $1.6 million for the nine months ended September 30, 2004. This decrease was primarily due to decreased salaries and benefits for personnel performing general corporate activities.

Interest income (expense), net. Interest income increased to $105,000 for the nine months ended September 30, 2005 from interest expense of $1.0 million for the nine months ended September 30, 2004. This change was primarily due to the amortization of deferred debt expense and discount recorded on bridge notes payable during the three months ended March 31, 2004

Liquidity and Capital Resources

Since our inception, we financed our operations through a public offering and private placements of our equity securities. We have incurred significant operating losses since our inception and as of September 30, 2005 have an accumulated deficit of $271.9 million. During the nine months ended September 30, 2005, we incurred a net loss of $3.0 million, used $1.8 million of cash to fund operating activities and overall experienced a decline of $2.2 million in our cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

Net cash used in operating activities amounted to $1.8 million for the nine months ended September 30, 2005 principally reflecting our net loss and an increase in our merchandise inventories and prepaid expenses which was more than offset by a reduction in other receivables.

We used $302,000 in cash from investing activities during the nine months ended September 30, 2005, which primarily resulted from merger related costs, purchases of equipment and capitalized costs associated with the development of our i711.com branded Internet service. This was partially offset by a reduction in cash required to support a letter of credit.

Net cash used in financing activities was $36,000 for the nine months ended September 30, 2005, which resulted from payments made on capital lease obligations. This was partially offset by the issuance of stock from exercise of certain warrants.

As of September 30, 2005, our principal commitments consisted of obligations outstanding under operating leases. As of September 30, 2005, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $499,000, of which approximately $287,000 is payable in the next twelve months.

The following table summarizes GoAmerica’s contractual obligations at September 30, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

September 30, (In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Capital Lease Obligations	$37	$37	$—	$—	$—
Operating Lease Obligation	499	287	212	—	—
Total Contractual Cash Obligation	$536	$324	$212	$—	$—

Other Commercial Commitments:
Standby Letter of Credit	$300	$300	$—	$—	$—
Total Commercial Commitments	$300	$300	$—	$—	$—

On May 2, 2005, the Company entered into a short term loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, "Hands On”). We may be required to loan Hands On up to an aggregate of $1,000,000 under the loan agreement under certain circumstances. Pursuant to that agreement, all amounts that the Company advances to Hands On will be secured, initially, by the assets acquired with such funds and will bear interest at a defined prime rate. If Hands On breaches any material provision of any definitive agreement, the balance of principal and accrued interest will become immediately due and payable and Hands On will grant the Company a broader security interest in substantially all of Hands On's assets until amounts due under the loan agreement are paid. As of September 30, 2005, the Company had advanced $350,000 to Hands On under the loan agreement.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our ability to successfully manage our relationship with EarthLink; (iii) our dependence on EarthLink to provide billing, customer and technical support to certain of our subscribers; (iv) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (v) our dependence on wireless carrier networks; (vi) our ability to respond to increased competition in the wireless data industry; (vii) our ability to integrate acquired businesses and technologies, including Hands On (if the mergers are completed); (viii) our ability to generate revenue growth; (ix) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (x) difficulties inherent in predicting the outcome of regulatory processes; (xi) our limited experience in offering prepaid calling cards: and (xii) difficulty in predicting the consequences of our entering into a merger agreement with Hands On. Many of such risks and others are more fully described in the Risk Factors set forth in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2004. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

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

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective with respect to the Company on January 1, 2006. The Company is currently evaluating the effect the adoption of SFAS 123R will have on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that we have limited exposure to financial market risks, including changes in interest rates. At September 30, 2005, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in our net loss of approximately $53,000 based on cash and cash equivalent balances at September 30, 2005. We currently hold no derivative instruments and do not earn foreign-source income.

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

Item 6. Exhibits.

2.1	Waiver and Supplemental Agreement, dated as of October 28, 2005, among Hands On Video Relay Services, Inc., Hands On Sign Language Services, Inc., Denise and Ronald Obray, and GoAmerica, Inc.

3.1	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on August 18, 2005.

10.1	Amended and Restated Employment Agreement by and between GoAmerica and Daniel R. Luis, dated as of November 8, 2005.
10.2	Amended and Restated Employment Agreement by and between GoAmerica and Donald G. Barnhart, dated as of November 8, 2005.

10.3	Amended and Restated Employment Agreement by and between GoAmerica and Jesse Odom, dated as of November 8, 2005.

10.4	Employment Agreement by and between GoAmerica and Wayne D. Smith, dated as of November 8, 2005.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOAMERICA, INC

DATE: November 11, 2005	By:	/s/ Daniel R. Luis
Daniel R. Luis Chief Executive Officer (Principal Executive Officer)

DATE: November 11, 2005	By:	/s/ Donald G. Barnhart
Donald G. Barnhart Chief Financial Officer (Principal Financial and Accounting Officer)
.

Exhibit Index

Exhibit No.	Description of Document

2.1	Waiver and Supplemental Agreement, dated as of October 28, 2005, among Hands On Video Relay Services, Inc., Hands On Sign Language Services, Inc., Denise and Ronald Obray, and GoAmerica, Inc.

3.1	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on August 18, 2005.

10.1	Amended and Restated Employment Agreement by and between GoAmerica and Daniel R. Luis, dated as of November 8, 2005.

10.2	Amended and Restated Employment Agreement by and between GoAmerica and Donald G. Barnhart, dated as of November 8, 2005.

10.3	Amended and Restated Employment Agreement by and between GoAmerica and Jesse Odom, dated as of November 8, 2005.

10.4	Employment Agreement by and between GoAmerica and Wayne D. Smith, dated as of November 8, 2005.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.