Form 10-K
period 2005-12-31
GOAMERICA INC
filed 2006-03-30
CIK 1101268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes:	No:	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes:	No:	X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:	X	No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:	No:	X

The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2005), was $12,590,227.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 24, 2006:

Class	Number of Shares
Common Stock, $0.01 par value	2,338,451

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INTRODUCTORY NOTE

Each reference in this Annual Report to "GoAmerica", the "Company" or "We", or any variation thereof, is a reference to GoAmerica, Inc. and its subsidiaries, unless the context requires otherwise.

Many of GoAmerica’s product/service names referred to herein are trademarks, service marks or tradenames of GoAmerica. This Annual Report also includes references to trademarks and tradenames of other companies. The GoAmerica and Wynd Communications names and logos and the names of proprietary products and services offered by GoAmerica and Wynd Communications are trademarks, registered trademarks, service marks or registered service marks of GoAmerica. “i711”, “i711.com”, and “Clear Mobile” are trademarks, and “Relay and Beyond” is a service mark, of GoAmerica.

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. There are many factors that may cause actual results to differ materially from those contemplated by such forward-looking statements. In addition to the factors disclosed by us under the caption “RISK FACTORS” and elsewhere in this document, the following factors concerning GoAmerica, among others, could cause our actual results to differ materially and adversely from our forward-looking statements: (i) our limited operating history; (ii) our ability to successfully manage our relationship with EarthLink; (iii) our dependence on EarthLink to provide billing, customer and technical support to certain of our subscribers; (iv) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (v) our dependence on wireless carrier networks; (vi) our ability to respond to increased competition in the wireless data industry; (vii) our ability to integrate acquired businesses and technologies; (viii) our ability to generate revenue growth; (ix) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (x) difficulties inherent in predicting the outcome of regulatory processes; and (xi) our limited experience in offering prepaid calling cards. Such risks and others are more fully described in the Risk Factors set forth in Item 1A of this Annual Report. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

PART I

Item 1.    Business of the Company.

General

GoAmerica® is a communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired. Our revenue is derived from telecommunications relay services, wireless subscription services, prepaid telecommunications services and from equipment and commissions associated with the sale of wireless handheld devices.

Our i711.com™ telecommunications relay service was launched in March 2005 and enables people who are deaf or hard of hearing to call and “converse” with hearing parties by using a computer, wireless handheld device or similar unit, through an operator that interprets text to voice and vice versa. Throughout 2005, we provided a wireless version of relay services under a license to Sprint-Nextel, which was marketed under a Sprint brand.

Our wireless subscription services consist of WyndTell® and WyndPower™, which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. WyndTell and WyndPower allow customers to send and receive TTY/TDD (text telephone or teletypewriter) messages, faxes, and text-to-speech messages, send and receive email messages to and from any email service, provide for delivery and acknowledgements of sent messages that are read, and access the Internet using such wireless computing devices as Research in Motion, or RIM, wireless handheld devices, certain Motorola paging devices and the T-Mobile Sidekick, Fido hiptop, and SunCom hiptop devices running on Danger Inc.'s hiptop platform. GoAmerica continues to offer wireless data products and services to the consumer and enterprise markets as well as support customers who use our proprietary software technology called Go.Web™. Go.Web is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet primarily from RIM Blackberry wireless handhelds.

Our prepaid services, which we launched in September 2004, include domestic and international calling cards, sold primarily in the northeast portion of the United States under the GA Prepaid™ brand.

We sell wireless devices directly to customers and indirectly through sub-dealers. We have dealer agreements with T-Mobile and Sprint-Nextel, whereby we sell devices and earn a commission, also called a bounty, upon activation of the device with an associated service rate plan.

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

Corporate History

GoAmerica Communications Corp. was incorporated in Delaware in 1996. In December 1999, GoAmerica, Inc. was incorporated in Delaware and each of the security holders of GoAmerica Communications Corp. exchanged all of their outstanding securities for newly issued securities of GoAmerica, Inc., with GoAmerica Communications Corp. becoming a wholly owned subsidiary of GoAmerica, Inc. GoAmerica, Inc. consummated the initial public offering of its common stock in April 2000 and acquired Wynd Communications Corporation on June 28, 2000.

On September 25, 2002, we revised our Go.Web business model by entering into a series of agreements with EarthLink, Inc. (“Earthlink”), pursuant to which, among other things, EarthLink purchased certain of our subscribers, EarthLink provides billing, collections and customer service to our Go.Web customers, and EarthLink and GoAmerica collaborated on marketing each other’s services and developing new applications for and extensions of existing technologies and services. The initial term of this relationship with EarthLink was two years and it has continued to operate on substantially similar terms; however, we cannot predict at this time whether this arrangement will be extended, terminated or restructured as the importance of this relationship to the Company decreased continually throughout 2005 as a result of our emphasis on the deaf and hard of hearing markets.

In December 2003, we announced plans for a strategic re-focusing premised on a financing that we completed in March 2004, which centered on growth of our core Wynd Communications wireless services business, development and marketing of new communications services, included branded Internet protocol relay services, or IP relay services, and video relay services, and providing superior customer support services.

Our Business

GoAmerica’s strategy is to focus its resources on providing a variety of accessible communications services to people who are deaf, hard of hearing and/or speech impaired. According to the American Speech and Hearing Association, more than 28 million Americans currently experience some level of significant hearing loss.

Relay Services

In 2005, we offered two forms of IP relay service: a wireless service marketed in conjunction with Sprint Nextel, and, as of March 24, 2005, our i711.com™ branded Internet service, which uses Nordia, Inc.’s technology platform and relay operators (also referred to as Communication Assistants or “CA’s”) to facilitate calls.

As of February 1, 2006, we terminated our license to Sprint Nextel and have launched our own i711.com branded wireless relay service.

Our i711.com wireless relay service permits deaf consumers to contact a Telecommunications Relay Service, or “TRS”, operator to place a “live” telephone call to a hearing party by using certain wireless handheld devices. TRS, generally, enables standard voice telephone users to talk to people who have difficulty hearing or speaking on the telephone by having a Communications Assistant interpret for both parties via text-to-voice interpretation.

Substantially all TRS, including our IP relay services, are free to the consumers who use them as such services are subsidized by a portion of the Universal Services Fund assessment collected by telecommunications carriers from most of their customers. Like the other relay service providers, we receive payment indirectly from the federal government based on relay minutes used that are initiated on our particular service. The Federal Communications Commission requires all telephone common carriers to pay certain amounts to a central reimbursement fund, establishes a per-minute reimbursement rate and authorizes the National Exchange Carriers Association to administer the payments to service providers like us from the reimbursement fund. We do not know if the current and future per-minute reimbursement rates will increase, decrease or remain substantially the same as current levels. (See “Business - Government Regulation”.)

For a person that is deaf or severely hard of hearing, the TTY or TDD, a text-based communications instrument that operates in North America using an outdated Baudot 45.5 protocol, had historically been the centerpiece of telecommunications accessibility, usually requiring a wireline connection. The size and weight of most TTY devices and the slow transmission speed of the Baudot protocol makes communicating “on-the-go” a difficult task for a deaf individual. Over the years, advances in regulatory policy and technology have vastly improved the level of communications accessibility available to deaf consumers nationwide. (See “Business - Government Regulation”.)

Although some people who are deaf or hard of hearing are still able to use voice-based communications services, TRS is becoming increasingly a primary means for those within this segment of the population who are profoundly deaf or speech impaired to communicate with businesses, health providers and hearing persons. The Internet Relay and Video Relay sectors of TRS are growing steadily due to broadband technology developments and the prevalence of the Internet. Internet Relay is available to anyone who has access to the Internet via a computer, wireless handheld device, Web-capable telephone or any other Internet Protocol-based device. Unlike traditional TRS, where a TTY user contacts a TRS center via telephone lines and the CA at the TRS center calls the receiving party via voice telephone, the first leg of an Internet Relay call goes from the caller’s computer or other Web-capable device, to the TRS relay center via the Internet. With the development of multiple Internet Relay services, deaf consumers now can choose their own relay provider rather than being required to use the provider for the State in which they live. We developed our i711.com web portal and service with distinctive calling features and a community orientation in order to be perceived as user friendly, familiar and a preferred Internet Relay service.

Video Relay services, or “VRS”, enable individuals who use American Sign Language to use video equipment to make calls by communicating with a CA, who interprets the initial message into either speech or text and signs back the hearing party’s response. We do not presently offer a Video Relay service; however, we believe this is an underserved market with great growth potential for us and we are exploring various means of entry. On July 6, 2005, we entered into a merger agreement with Hands On Video Relay Services, Inc., a privately owned VRS provider, and its affiliates; however, the merger agreement was terminated as of March 1, 2006. (See “Business - Termination of Hands On Merger Agreement”.)

Wireless Subscription Services

Our wireless subscription services include those designed for and marketed to the deaf and hard of hearing market through Wynd Communications, and our Go.Web services, which are used primarily by business customers. At December 31, 2005, GoAmerica had approximately 22,718 subscribers from which we receive, directly or indirectly, monthly subscription fees and, to a lesser degree, usage fees. The subscription and value added services currently available to our deaf and hard of hearing customers are WyndTell and WyndPower, which enable deaf, hard of hearing and/or speech-impaired users to communicate with co-workers, friends, family members, and AAA Emergency Roadside service, by means of wireless devices, using communications options such as email, fax, paging, text-to-speech, TTY messaging, and operator assisted services as well as access to the Internet.

Throughout 2005, we continued to support wireless data technology, applications and software that address the productivity and communications needs of enterprise customers and consumers and are based on our proprietary software technology called Go.Web. By utilizing Go.Web, corporations can improve the productivity of employees by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks. Our Go.Web technology can be hosted and supported in a secure network operations center maintained by GoAmerica or its third party outsourcing provider. As our business emphasis and product development efforts are focused on servicing the deaf and hard of hearing markets, we have not continued to invest in Go.Web. The financial contribution of Go.Web to the Company has been declining and we do not foresee devoting significant resources to this business during 2006.

  Prepaid Telecommunications Services

We offer our prepaid services through our GA Prepaid™ division, which we launched in September 2004. Our GA Prepaid™ telephone calling cards are marketed to U.S. consumers, for whom prepaid calling cards are a primary means of domestic and international telecommunications, under a variety of individual card brand names, including Cafe¢ Con Leche™, Caribbean Express™ and Caribbean Queen™, Canela™, Charitto™, El Gordo™, GA Worldwide™, Mi Sueno™, and Ta Mejór™. Cards are sold in various denominations through non-exclusive distributors, the majority of which are currently located in the northeastern U.S. Revenues derived from sales of our prepaid calling cards are deferred upon sale of the cards and recognized upon the earlier of the card being fully utilized or its expiration, which is 90 days from the date of first usage.

We have established our own telecommunications switching platform, using a combination of dedicated lines and Voice-over-Internet Protocol (VOIP) technology as the underlying network architecture. Our switching platform connects to multiple tier-1 and tier-2 carriers that terminate traffic for us in over 250 countries and territories.

Wireless Devices and Activations

Through dealer arrangements with T-Mobile and Sprint-Nextel, we sell wireless communications devices and earn commissions through the direct and indirect acquisition of subscribers on behalf of these network providers.

Sales and Marketing

Sales

We currently sell our services and solutions through both direct and indirect channels of distribution. As of March 1, 2006, we had 4 employees working in a sales capacity.

Direct Distribution. Direct distribution methods consist of those channels in which our personnel actively assist the customers with placing orders, currently comprised of our sales professionals and our online shopping portal designed for people who are deaf or hard of hearing. Our telesales representatives respond to queries generated as a result of Web site visits and our marketing efforts, which usually contain our toll-free sales telephone and TTY numbers.

Indirect Distribution. Indirect distribution methods consist of those channels where our distribution alliance partners take the order directly from the customers or refer customers to one of our direct sales representatives. With indirect distribution, we capture new business through dealers and value added resellers.

Dealers offer our products and services to their customers and are paid a commission for each sale. A dealer’s commission may consist of a one-time bounty only or may include a small percentage of revenues generated by their customers. Dealers are not responsible for billing or supporting the customer.

Marketing

We generally deploy a marketing mix consisting of direct mail, Internet direct response, print ads in periodicals aimed at deaf and hard of hearing audiences, and tradeshow sponsorship and participation. As of March 1, 2006, we had 3 employees working in a marketing capacity.

Technology and Operations

Service Infrastructure

Data Center. We use a publicly traded, third-party information technology firm to host many of our service applications. Our outsourcing strategy provides our customers with the highest levels of reliability while lowering our overall cost structure. We believe our provider’s facilities are capable of meeting the capacity demands and security standards for services we have developed or are developing for our customers. Technical personnel monitor network traffic, service quality, and security continually.

Wireless Networks. Through our relationships with leading wireless services providers, our customers are able to use our wireless solutions in most major metropolitan areas in the continental U.S. and parts of Canada. We are a dealer for a variety of wireless network providers, and, in other cases, we provide wireless services directly to our customers through reseller agreements with wireless network operators such as Velocita (formerly Cingular Interactive; acquired by Sprint Nextel on February 21, 2006) and T-Mobile.

Software Technology

For our text based relay services business, i711.com, we have developed a standard-based, but proprietary, services platform that enables our customers to place text relay calls using different access methods. The i711.com relay services platform allows access today from web browsers, AOL's AIM instant messaging clients and wireless devices. The architecture of our i711 relay services platform allows us to add new access methods and value added services to the platform. The platform also allows for the addition of wholly new services to be added in the future. Our i711 relay services platform offers deaf or hard of hearing users a secure, fast, reliable and user friendly relay platform through our use of Secure Socket Layer, or “SSL”, efficient coding practices, system redundancy and user centric design principles.

For our wireless subscription business, we deploy a combination of licensed technology and custom built software. This technology gives our customers access to wireless messaging and information services specifically geared toward the needs of the deaf and hard of hearing users. We have developed and run gateway technology to connect wireless devices to a variety of traditional TTY devices as well as our proprietary TTY-based applications. Currently, our Wynd software supports the RIM-based family of 95X and 85X devices, certain Motorola paging devices, and the T-Mobile Sidekick, Fido hiptop and SunCom hiptop devices running on Danger Inc.’s hiptop platform.

For our Go.Web business, we use our proprietary wireless services platform that enables our customers to securely access most types of Web-based data from many leading wireless devices. The Go.Web platform also allows qualified developers to introduce standard Web-based applications for many wireless devices and networks. As a result of our historical Go.Web development efforts, we have acquired substantial wireless and Web formatting expertise, which enables us to develop or adapt solutions as new wireless devices are introduced. In addition, the Go.Web compression technology and enhanced wireless transport protocol included in our software provide bandwidth efficiency and maximize data transmission speeds. We also have employed industry standard SSL and use Certicom's cryptography within the Go.Web infrastructure.

Licensed Software Technology

The Velocita Interactive Paging Service, or “IPS”, is based on server software that we have licensed. We are one of a limited number of companies that have deployed an IPS gateway. This service provides two-way messaging on devices such as the RIM interactive devices.

Customer Service, Billing and Fulfillment

We provide tier-1 customer support for users of our i711™ branded relay services offerings, with Nordia, Inc., our relay infrastructure provider, assisting as needed.

We provide corporate or individual customer billing for all customers of our Wynd-related subscription services. For Go.Web, EarthLink provides the majority of customer support and billing under a revenue sharing arrangement.

For product fulfillment, we maintain an inventory of mobile devices which we buy from third-party manufacturers and resellers.

Termination of Hands On Merger Agreement

On July 6, 2005, we entered into a merger agreement with Hands On Video Relay Services, Inc., Hands On Sign Language Services, Inc. and their principal shareholders (collectively referred to as “Hands On”) pursuant to which the Hands On companies were to merge with subsidiaries of GoAmerica in exchange for the Hands On shareholders receiving an amount of shares of GoAmerica common stock equal to the number of shares of GoAmerica common stock outstanding on the date the proposed merger closed, reduced in accordance with purchase price adjustments specified in the merger agreement. Hands On is a provider of VRS and sign language interpreting services to people who are deaf or hard of hearing. We had previously entered into a short term loan agreement, dated May 2, 2005, with Hands On pursuant to which we agreed to loan Hands On up to $1 million for capital expenditures consistent with growth plans that we intended to execute with Hands On upon merging. On October 28, 2005, the Hands On parties and GoAmerica executed a waiver and supplemental agreement, amending the merger agreement, which permitted Hands On to attempt to raise funds on its own for a limited period in exchange for additional reductions in the merger consideration to be received by Hands On shareholders in the event certain liabilities remained on Hands On’s balance sheet at the time of the merger. We filed a preliminary Registration Statement on Form S-4 on December 30, 2005 and filed the final amendment thereto on January 18, 2005. Each of GoAmerica and the Hands On companies established special stockholder meeting dates in February 2006 at which the proposed merger was to be voted upon by each company’s stockholders of record as of January 13, 2006, to whom were mailed a joint proxy statement/prospectus and related materials. On February 22, 2006, the shareholders of each of the Hands On companies each approved the merger with us. Our special meeting of stockholders, originally scheduled for February 27, 2006, was adjourned to March 13, 2006 in order to allow us additional time to achieve a quorum for our special meeting, which we did achieve on March 6, 2006. On March 1, 2006, Hands On sent us a letter purporting to terminate the merger agreement. Subsequent discussions were held among representatives of GoAmerica and Hands On, however there appeared to be no basis to continue to pursue our merger with Hands On. On March 7, 2006, we canceled our special stockholder meeting at which our stockholders were expected to approve the issuance of our common stock in the proposed merger with Hands On.

Competition

The relay services market consists of well-funded competitors such as AT&T, MCI/Verizon, Sprint Nextel, Hamilton Telecommunications, and Sorenson Communications ("Sorenson"). Each of these companies offers text relay services similar to ours and they may deploy similar enhancements and marketing tactics to attract the attention of prospective users. Each of the providers referred to above also offer VRS in addition to Hands On Video Relay Services, Inc. (See “Business-Termination of Hands On Merger Agreement”.) Sorenson currently is the largest provider VRS services used in the U.S., due in part to its ability to restrict users from accessing other VRS provider services. On February 20, 2006, Sorenson announced plans to allow the users of its videophones to call not only Sorenson VRS interpreters but also the interpreters of other VRS providers. By no later than July 1, 2006, all users of the Sorenson videophone will be able to call a hearing person using sign language through the interpreters of any other VRS provider. We expect the removal of this calling restriction will cause many users currently using Sorenson VRS to exercise their option to use other VRS providers.

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

Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do, however, few of such competitors focus on deaf or hard of hearing customers to the same degree we do. Despite any lack of a similar focus on the part of our competitors, many of these companies may have greater name recognition and may be able to adopt more aggressive approaches to the market than we can. Competitive pressures may have a material adverse effect on our business and reduce our market share.

Research and Development

Most of our product and service offerings are developed internally. We also purchase and license technology. We continue to enhance the features and performance of certain existing products and services. In addition, we are continuing to develop new products that are complementary to our current suite of products.

Our ability to meet our customers’ expectations depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we have made, and we intend to continue to make, investments in research and development, subject to our capital constraints.

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

Government Regulation

The enactment of the Americans with Disabilities Act of 1990 mandated that every State implement a system for Telecommunications Relay Services whereby a deaf consumer, using a TTY connected to the telephone network, could communicate with a hearing person through the use of a relay operator. The Federal Communications Commission (“FCC”) has oversight responsibility for Telecommunications Relay Services in the U.S. and maintains guidelines that all States must follow. These services, beginning statewide in California in 1987 and nationally available since 1992, empowered deaf consumers to expand their use of the TTY in telephone conversations with hearing parties as well. At the national level, interstate relay services are funded by FCC-mandated common carrier contributions to a reimbursement fund that is administered by the National Exchange Carrier’s Association. At the State level, intrastate funds for relay reimbursement can come from rate payer surcharges, tariff charges to the local exchange carrier or taxes as administered by the State.

We are not currently subject to direct federal, State or local government regulation, other than regulations that apply to businesses generally. The network carriers and third party providers we contract with to provide services are subject to regulation by the FCC and possibly one or more States. Changes in FCC regulations could affect the availability of our services and the network carriers’ and third party providers’ willingness or ability to sell to us. We could also be adversely affected by developments in regulations that govern or may in the future govern the Internet, the allocation of radio frequencies or the placement of cellular towers. Also, changes in these regulations could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of March 1, 2006, we had a total of 33 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A.   Risk Factors

Risks Particular To GoAmerica

We have historically incurred losses and these losses will continue in the foreseeable future.

We have never earned a profit. We had net losses of $4.4 million, $4.4 million, and $8.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Since our inception, we have invested significant capital to build our wireless network operations and e-commerce systems as well as our billing system. We also have provided mobile devices made by third parties to our customers at prices below our costs for such devices. In addition, although we have reduced our exposure to subscriber-related costs through our relationship with EarthLink, our costs of subscriber revenue, consisting principally of our purchase of wireless airtime from network carriers, have historically exceeded our subscriber revenue. Further, we have experienced negative overall gross margins, which consist of margins on our prepaid revenues, equipment sales and other revenue, and may experience negative overall gross margins again in the future. We will need to generate increased revenue to become profitable and sustain profitability on a quarterly and annual basis.

We may not achieve or sustain our revenue or profit goals, and our ability to do so depends on the factors specified elsewhere in "Risk Factors" as well as on a number of factors outside of our control, including the extent to which:

•	our competitors announce and develop, or lower the prices of, competing services;

•
wireless network carriers, data providers and manufacturers of mobile devices dedicate resources to selling our services or increase the costs of, or limit the use of, services or devices that we purchase from them; and

•	prices for our services decrease as a result of reduced demand or competitive pressures.

As a result, we may not be able to increase revenue or achieve profitability on a quarterly or annual basis.

We may be unable to execute our business strategy.

Our business strategy is centered on the pursuit of certain priorities, centered on the offering of services to deaf or hard of hearing customers. These priorities and the principal risks associated with each priority include:

•
Growth of wireless services business. We cannot assure you that we will be able to grow our core business. For us to grow this business internally, we will need to improve our margins and demonstrate an ability to operate profitably. For us to grow by means of product or service acquisitions, we will require additional capital to fund acquisitions and we will confront the risks, described below, inherent in an acquisition strategy.

•
Development and marketing of new communications services, including branded Internet Protocol and Video Relay Services. To remain competitive in our primary marketing areas, we must continue to offer innovative products and services. We will be limited in the extent to which we can focus upon technological development by capital constraints, by the time that it takes to commercialize product and service concepts and by the steps that may be taken by our competitors. In our rapidly changing environment, developments that appear to present significant advantages may become obsolete before we are able to benefit from our development efforts. In recent years, our shortage of liquidity has required us to reduce the amount of resources devoted to marketing. We expect that capital constraints will continue to limit our marketing efforts.

•
Streamlining of operations to enable superior customer support. Our business model will be materially adversely affected if we are unable to offer superior customer support to deaf and hard of hearing customers. In the past, capital constraints have limited our customer support functions.

In addition to our deaf and hard of hearing services, we develop and market prepaid calling card services. The market for prepaid calling cards is highly competitive and operates on low profit margins. Capital constraints may impede our ability to promote our brands or negotiate the most favorable rates with our suppliers.

If we do not respond effectively to these risks, our business could be significantly and adversely affected.

We may need additional funds which, if available, could result in increased interest expenses or additional dilution to our stockholders. If additional funds are needed and are not available, our business could be negatively impacted.

If we continue to operate unprofitably, if unanticipated contingencies arise or if new business opportunities are presented to us, it will be necessary for us to raise additional capital either through public or private equity or debt financing to primarily finance the execution of our anticipated strategic initiatives. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes. If our plans or assumptions change or are inaccurate regarding new lines of business within our target market, timeliness and effectiveness of implementation of new services we expect to offer, and/or weakness or lack of appreciable growth in our core business, we may be required to seek additional capital.

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

If additional capital is required but is not available on acceptable terms or at all, we may be required to sell or otherwise dispose of portions of our business in order to sustain our operations and implement our new business plan. We may not be able to effect such sales on satisfactory terms, or at all.

Our limited cash resources will likely restrict our flexibility and overall operations.

In order for us to execute our business plan, it will be necessary for us to continue to operate under significant budgetary constraints. These constraints limit our ability to respond to business opportunities or issues as they arise. Since the wireless communications industry remains in an early stage and its needs are dynamic, our budgetary constraints may adversely affect our ability to respond to market demands and our ability to compete.

We have only a limited operating history, which makes it difficult to evaluate an investment in our common stock.

We have only a limited operating history on which you can evaluate our business, financial condition and operating results. We face a number of risks encountered by early stage technology companies that participate in new technology markets, including our ability to:

•	manage our dependence on wireless data services which have only limited market acceptance to date;

•	maintain our engineering and support organizations, as well as our distribution channels;

•	negotiate and maintain favorable usage rates with telecommunications carriers;

•	retain and expand our subscriber base at profitable rates;

•	recoup our expenses associated with the wireless devices we resell to subscribers;

•	manage expanding operations, including our ability to expand our systems if our subscriber base grows substantially;

•	attract and retain management and technical personnel; and

•	anticipate and respond to market competition and changes in technologies.

We may not be successful in addressing or mitigating these risks and uncertainties, and if we are not successful our business could be significantly and adversely affected.

We may acquire or make investments in companies or technologies that could cause loss of value to our stockholders and disruption of our business.

Subject to our capital constraints, we intend to continue to explore opportunities to acquire companies or technologies in the future, principally as enhancements to our offerings of products and services to our deaf and hard of hearing customers. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

•	failure to integrate the acquired assets and/or companies with our current business;

•	the price we pay may exceed the value we eventually realize;

•	loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;

•	potential loss of key employees from either our current business or the acquired business;

•	entering into markets in which we have little or no prior experience;

•	diversion of management's attention from other business concerns;

•	assumption of unanticipated liabilities related to the acquired assets; and

•	the business or technologies we acquire or in which we invest may have limited operating histories, may require substantial working capital, and may be subject to many of the same risks we are.

Steps we have taken in the past few years to respond to our diminished liquidity may negatively impact our ability to do business in the future.

We have taken many steps since 2002 that we may not have taken had we had substantial additional liquidity. In addition to our relationship with EarthLink, we have implemented substantial cost-cutting measures in order to survive. Among other things, we:

•	reduced our headcount from 225 employees at December 31, 2001 to 32 employees at December 31, 2005;

•	reduced our expenditures on research and development from approximately $4,174,000 in 2001 to approximately $363,000 in 2005;

•	reduced our expenditures on advertising from approximately $4,900,000 in 2001 to approximately $110,000 in 2005; and

•	reduced our office space under lease from approximately 66,000 total square feet at December 31, 2001 to approximately 10,000 total square feet at December 31, 2005.

We understand that our capacity to do business may have been damaged by the cutbacks which we were forced to implement. If we are unable to restore our capacity, our business could be significantly and adversely affected.

We have limited resources and we may be unable to support effectively our operations.

We must continue to develop and expand our systems and operations in order to remain competitive. Our need to continually innovate has placed, and we expect it to continue to place, significant strain on our managerial, operational and financial resources. We may be unable to develop and expand our systems and operations or implement our business plan for one or more of the following reasons:

•	we may not be able to retain at reasonable compensation rates qualified engineers and other employees necessary to expand our capacity on a timely basis;

•	we may not be able to dedicate the capital necessary to effectively develop and expand our systems and operations; and

•	we may not be able to expand our customer service, billing and other related support systems.

•
If we cannot manage our operations effectively, our business and operating results will suffer. Additionally, any failure on our part to develop and maintain our services if we experience rapid growth could significantly adversely affect our reputation and brand name which could reduce demand for our services and adversely affect our business, financial condition and operating results.

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

The communications industry is characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

•	effectively use and integrate new technologies;

•	continue to develop our technical expertise;

•	enhance our engineering and system design capabilities;

•	develop applications for new networks and services;

•	develop services that meet changing customer needs;

•	influence and respond to emerging industry standards and other changes; and

•	advertise and market our services.

We depend upon carriers’ networks. If we do not have continued access to sufficient capacity on reliable networks, our business will suffer.

Our success partly depends on our ability to buy sufficient capacity on or offer our services over the networks of carriers and on the reliability and security of their systems. We depend on these companies to provide uninterrupted and “bug free” service and would be adversely affected if they failed to provide the required capacity or needed level of service. In recent years, certain carriers experienced financial difficulties and sought protection under the bankruptcy laws. We cannot assure you that these companies will emerge from bankruptcy or that others will not seek similar protection. Such bankruptcies may result in discontinued or interrupted service and fewer network alternatives. In addition, although we have some forward price protection in our existing agreements with certain carriers, we could be adversely affected if carriers were to increase the prices of their services. Our existing agreements with the carriers generally have one-to-three year terms. Some of these carriers are, or could become, our competitors.

We depend on third parties for sales of certain of our products and services which could result in variable and unpredictable revenues.

We rely substantially on the efforts of others to sell many of our communications products and services. Should our relationships with distribution parties cease or be less successful than anticipated, our business results of operations, and financial condition would be materially adversely affected. While we monitor the activities of our distributors and resellers, we cannot control how those who sell and market our products and services perform and we cannot be certain that their performance will be satisfactory. If the number of customers we obtain through these efforts is substantially lower than we expect for any reason, this would have a material adverse effect on our business, operating results and financial condition.

We depend on retaining key personnel. The loss of our key employees and the inability to recruit talented new personnel could materially adversely affect our business.

Due to the technical nature of our services and the dynamic market in which we compete, our performance depends on retaining and hiring certain key employees, including technically proficient personnel. Competitors and others have recruited our employees in recent years as we have found it necessary to implement cost controls that have reduced the attractiveness of employment with us. A major part of our compensation to our key employees is in the form of stock option grants. The prolonged depression in our stock price may make it difficult for us to attract and retain qualified personnel.

Systems failures could harm our business by injuring our reputation or lead to claims of liability for delayed, improper or unsecured transmission of data.

A significant barrier to the growth of electronic commerce has been the need for secure and reliable transmission of confidential information. Our existing network services are dependent on near immediate, continuous feeds from various sources. The ability of our subscribers to quickly access data requires timely and uninterrupted connections with our network carriers. Any significant disruption from our backup landline feeds could result in delays in our subscribers’ ability to receive such information. In addition, our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third party were able to misappropriate our subscribers’ personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our business. There can be no assurance that our systems will operate appropriately if we experience a hardware or software failure. A failure in our systems could cause delays in transmitting data and, as a result, we may lose customers or face litigation that could materially adversely affect our business.

An interruption in the supply of products and services that we obtain from third parties could cause a decline in sales of our services.

In designing, developing and supporting our services, we rely on carriers, mobile device manufacturers, content providers and software providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services, unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

We may face increased competition which may negatively impact our prices for our services or cause us to lose business opportunities.

The market for our services is becoming increasingly competitive. The widespread adoption of industry standards may make it easier for new market entrants and existing competitors to introduce services that compete against ours. We developed our solutions using standard industry development tools. Many of our agreements with carriers, device manufacturers and data providers are non-exclusive. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

•	wireless carriers, such as Cingular, Verizon Wireless, Velocita, Sprint Nextel and T-Mobile, and distributors such as RACO, WirelessRain and Venecom;

•	relay providers such as AT&T, Sprint Nextel, Verizon/MCI, Sorenson, Hamilton and Communications Services for the Deaf; and

•	prepaid providers such as IDT, STI, VCG, Tricom and Codetel.

Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. In addition, we have established strategic relationships with many of our potential competitors. In the event such companies decide to compete directly with us, such relationships would likely be terminated, which could have a material adverse effect on our business and reduce our market share or force us to lower prices to unprofitable levels.

Our intellectual property rights may not be adequately protected under the current state of the law.

We rely primarily on trade secret laws, copyright law, trademark law, unfair competition law and confidentiality agreements to protect our intellectual property. To the extent that our technology is not adequately protected by intellectual property law, other companies could develop and market similar products or services which could materially adversely affect our business.

We may be sued by third parties for infringement of their proprietary rights and we may incur defense costs and possibly royalty obligations or lose the right to use technology important to our business.

The telecommunications and software industries are characterized by protection and vigorous enforcement of applicable intellectual property rights. As the number of participants in our market increases, the possibility of an intellectual property claim against us increases. Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our business. A third party asserting infringement claims against us or our customers with respect to our current or future products may materially adversely affect us by, for example, causing us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.

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

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors. These factors include:

•	the demand for and market acceptance of our services;

•	downward price adjustments by our competitors on services they offer that are similar to ours;

•	changes in the mix of services sold by our competitors;

•	technical difficulties or network downtime;

•	the ability to meet any increased technological demands of our customers; and

•	economic conditions specific to our industry.

Therefore, our operating results for any particular quarter may differ materially from our expectations or those of security analysts and may not be indicative of future operating results. The failure to meet expectations may cause the price of our common stock to decline.

If we fail to manage growth effectively, our business could be disrupted which could harm our operating results.

         If we are successful in implementing our business plan, we may experience growth in our business. In that event, it will be necessary for us to expand our workforce and to train, motivate and manage additional employees as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to effectively manage future growth could have a material adverse effect on our business.

We are vulnerable to circumstances outside of our control which could seriously disrupt our business.

Our software, as well as any ancillary hardware, is vulnerable to damage or interruption from:

•	fire, flood, and other natural disasters;

•
power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation, and similar events; and

•	computer viruses.

Any disruption in the operation of our software, the loss of employees knowledgeable about such software, or our failure to continue to effectively modify and upgrade such software could interrupt our operations or interfere with our ability to provide service to our customers, which could result in reduced sales and affect our operations and financial performance.

Risks Particular To Our Industry

The market for our services is new and highly uncertain.

The market for communications services has grown rapidly in recent years and the number and variety of competitive services is significant. Current barriers to market acceptance of these services include cost, reliability, functionality and ease of use. Based on these factors and competitive aspects of the market, we cannot be certain of initial or continuing market acceptance of our services. If the market for our services does not grow or grows slower than we currently anticipate, our business, financial condition and operating results could be materially adversely affected.

New laws and regulations that impact our industry could materially adversely affect our business.

Aspects of our relay and prepaid business are subject to direct regulation and decisions by the FCC which could materially adversely affect our business. In addition, the carriers who supply us with network access are subject to regulation by the FCC and regulations that affect them could materially adversely affect our business. Our business could suffer significantly depending on the extent to which our activities or those of our customers or suppliers are regulated.

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

We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to a variety of factors, including:

•	announcements of technological or competitive developments;

•	acquisitions or strategic alliances by us or our competitors;

•	the gain or loss of a significant customer or order;

•	changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry; or

•	general market or economic conditions.

This risk may be heightened because our industry is new and evolving, characterized by rapid technological change and susceptible to the introduction of new competing technologies or competitors.

In addition, equity securities of many technology companies have experienced significant price and volume fluctuations. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. Volatility in the market price of our common stock could result in securities class action litigation. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management’s attention and resources.

We have issued a substantial number of warrants that enable their holders to purchase our common stock at a price of $12.00 per share, which could adversely affect the market price of our common stock.

As a result of our 2004 equity financing, we issued warrants to purchase 144,731 shares of our common stock at a price of $12.00 per share (splits-adjusted), of which 71,820 remain outstanding.

The significant number of shares that may be issuable at a price which could be less than the current market price of our common stock could adversely affect the market price of our common stock.

The issuance in the future of additional authorized shares may have the effect of diluting the earnings per share and book value per share, as well as the stock ownership and voting rights, of the currently outstanding shares of our common stock. In addition, the existence of authorized, but unissued, shares of our common stock may be construed as having an anti-takeover effect. We could, subject to the board’s fiduciary duties and applicable law, issue such authorized shares to purchasers who might oppose a hostile takeover bid or any efforts to amend or repeal certain provisions of our certificate of incorporation or bylaws. Such a use of these additional authorized shares could render more difficult, or discourage, an attempt to acquire control of us through a transaction opposed by the board.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

Provisions of our certificate of incorporation and bylaws and provisions of Delaware law could delay or prevent an acquisition or change of control of GoAmerica or otherwise adversely affect the price of our common stock. For example, our certificate of incorporation authorizes undesignated preferred stock which our board of directors can designate and issue without further action by our stockholders, establishes a classified board of directors, eliminates the rights of stockholders to call a special meeting of stockholders, eliminates the ability of stockholders to take action by written consent, and requires stockholders to comply with advance notice requirements before raising a matter at a stockholders’ meeting. As a Delaware corporation, we are also subject to the Delaware anti-takeover statute contained in Section 203 of the Delaware General Corporation Law.

We do not intend to pay dividends on our common stock.

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

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.     Properties.

We own no real property. Our principal offices are located at 433 Hackensack Avenue in Hackensack, New Jersey, consisting of approximately 10,000 square feet that we lease through July 2007. We believe that our current facilities are adequate to support our existing operations.

Item 3.     Legal Proceedings.

On September 22, 2004, Boundless Depot, LLC ("Boundless Depot") and Scott Johnson, one of two Boundless Depot shareholders, sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of one million dollars for GoAmerica's refusal to pay Boundless Depot unattained contingent consideration, comprising cash and/or GoAmerica Common Stock, with respect to the Asset Purchase Agreement dated as of February 8, 2003 (the "Deafwireless Agreement"), pursuant to which GoAmerica and Wynd Communications acquired certain Deafwireless assets. The total value of such contingent consideration, if all contingencies had been fully met and amounts paid immediately thereupon, would not have exceeded $211,000; however, we do not believe any of the contingent consideration is owed to Boundless Depot or either of its shareholders since conditions of the Deafwireless Agreement were not met and we incurred costs for which we are entitled to receive reimbursement from Boundless Depot or offset against any amounts that may become payable to Boundless Depot. Upon petition by GoAmerica and Wynd Communications, the Court has ordered this matter into arbitration, which process is now pending. We intend to defend this action vigorously and may elect to pursue counterclaims.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on December 13, 2005. There were present at the Annual Meeting, in person or by proxy, stockholders holding an aggregate of 1,691,729 shares of Common Stock out of a total number of 2,093,451 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting. The results of the vote taken at such Annual Meeting with respect to the election of the nominees to be our Class B directors as elected by the holders of the Common Stock to hold office until the 2008 Annual Meeting were as follows:

Nominees	For	Withheld
Daniel R. Luis	1,639,943	51,786
David Lyons	1,649,310	42,419

Aaron Dobrinsky, Alan Docter and King Lee continued their terms as Class C directors, such terms expiring at the 2006 Annual Meeting of Stockholders, and Joseph Korb and Mark Kristoff continued their terms as Class A directors, such terms expiring at the 2007 Annual Meeting of Stockholders.

The results of the vote taken at such annual meeting with respect to adoption of the GoAmerica, Inc. 2005 Equity Compensation Plan were as follows:

For	Against	Abstain
92,339	68,415	1,878

Item 4A.         Executive Officers of the Registrant

The following table identifies the current executive officers of the Company:

NAME	AGE	CAPACITIES IN WHICH SERVING	IN CURRENT POSITION SINCE

Daniel R. Luis	39	Chief Executive Officer and Director	2003

Donald Barnhart	48	Chief Financial Officer	2004

Jesse Odom	40	Chief Technology Officer	2000

Wayne D. Smith	47	Executive Vice President, General Counsel and Secretary	2005
____________

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

Donald Barnhart joined GoAmerica in 1999 and became its Vice President and Controller in 2000. He was appointed Chief Financial Officer in March 2004. Prior to joining GoAmerica, Mr. Barnhart was employed by Bogen Communications (a telecommunications manufacturer) as its Accounting Manager and operated his own accounting and consulting firm. Mr. Barnhart is a CPA in New Jersey and is a graduate of Rutgers University.

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our common stock traded on the Nasdaq National Market from our initial public offering in April 2000 until August 28, 2002, at which time our listing moved to the Nasdaq Capital Market, where it continues to trade under the symbol "GOAM".

The following table sets forth the high and low sales prices for our common stock for the quarters indicated as reported on the Nasdaq National Market and Nasdaq Capital Market.

Quarter Ended	High	Low
March 31, 2004	$56.80	$14.40
June 30, 2004	$20.00	$6.32
September 30, 2004	$6.88	$2.56
December 31, 2004	$14.50	$2.48
March 31, 2005	$10.25	$5.03
June 30, 2005	$8.08	$5.39
September 30, 2005	$7.65	$3.55
December 31, 2005	$7.65	$3.75

As of March 24, 2006, the approximate number of holders of record of our common stock was 100 and the approximate number of beneficial holders of our common stock was approximately 15,000.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the GoAmerica, Inc. 1999 Stock Plan, the GoAmerica Communications Corp. 1999 Stock Option Plan and the GoAmerica, Inc. 2005 Equity Compensation Plan as of December 31, 2005. These plans were the Company’s only equity compensation plans in existence as of December 31, 2005.

	(a) Number Of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans
Approved by
Shareholders	336,428	$46.14	155,000

Equity Compensation Plans
Not Approved by
Shareholders	--	--	--

Total	336,428	$46.14	155,000

On November 8, 2005, in connection with the execution of new employment agreements with each of our four executive officers, we issued a total of 245,000 restricted shares of our Common Stock to said officers, subject to the approval by our stockholders of the GoAmerica, Inc. 2005 Equity Compensation Plan, which plan was approved at our 2005 Annual Meeting of Stockholders on December 13, 2005. These shares were unregisterd and we relied on the private placement exemption contained in Section 4(2) of the Securities Act of 1933.

Related Stockholder Matters

We have never declared or paid any cash dividends on our common stock. We intend to retain earnings, if any, to fund future growth and the operation of our business.

Item 6.    Selected Consolidated Financial Data.

The selected consolidated financial data set forth below with respect to our statement of operations data for the years ended December 31, 2005, 2004 and 2003, and with respect to the consolidated balance sheet data at December 31, 2005 and 2004 are derived from and are qualified by reference to our audited consolidated financial statements and related notes thereto presented elsewhere herein. Our selected consolidated statement of operations data for the years ended December 31, 2002 and 2001 and consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	(In thousands, except for per share data)
	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Revenues:
Subscriber	$2,348	$5,588	$10,108	$29,017	$28,308
Prepaid services	3,147	193	--	--	--
Relay services	1,261	--	--	--	--
Commissions	755	--	--	--	--
Equipment	442	181	1,042	6,560	10,088
Other	125	260	728	335	618
Total revenue	8,078	6,222	11,878	35,912	39,014
Costs and expenses:
Cost of subscriber revenue	967	2,539	2,669	20,434	22,578
Cost of equipment revenue	585	260	1,152	8,537	20,665
Cost of network operations	231	733	1,828	3,074	3,264
Cost of prepaid services	3,617	201	--	--	--
Sales and marketing	1,167	597	1,072	8,038	24,700
General and administrative	5,320	5,625	9,617	29,082	40,685
Research and development	363	507	1,209	3,456	4,174
Depreciation and amortization of fixed assets	485	804	1,912	4,342	2,987
Amortization of other intangibles	639	682	1,081	1,483	18,398
Impairment of goodwill	--	--	193	8,400	12,991
Impairment of other intangible assets	--	--	--	--	12,423
Impairment of other long-lived assets	--	--	1,202	5,582	97
Total costs and expenses	13,374	11,948	21,935	92,428	162,962
Loss from operations	(5,296)	(5,726)	(10,057)	(56,516)	(123,948)
Other income:
Gain on sale of subscribers	--	--	1,756	--	--
Settlement gains, net	--	1,494	85	--	--
Interest (expense) income, net	160	(944)	(275)	191	3,099
Total other income	160	550	1,566	191	3,099
Net loss before benefit from income taxes	(5,136)	(5,176)	(8,491)	(56,325)	(120,849)
Income tax benefit	764	732	284	436	578
Net loss	$(4,372)	$(4,444)	$(8,207)	$(55,889)	$(120,271)
Basic net loss per share applicable to common stockholders	$(2.05)	$(2.49)	$(12.10)	$(83.04)	$(181.45)
Diluted net loss per share applicable to common stockholders	$(2.05)	$(2.49)	$(12.10)	$(83.00)	$(180.34)
Weighted average shares used in computation of basic net loss per share applicable to common stockholders	2,129	1,785	678	673	663
Weighted average shares used in computation of diluted net loss per share applicable to common stockholders	2,129	1,785	678	673	667

	As of December 31,
	(In thousands)
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$4,804	$7,098	$568	$4,982	$34,977
Working capital (deficit)	4,702	8,530	(2,656)	(1,037)	33,292
Total assets	14,075	17,986	12,965	26,765	87,785
Total stockholders' equity	12,498	16,814	7,142	13,017	66,413

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The results shown in this Annual Report on Form 10-K are not necessarily indicative of the results we will achieve in any future periods.

Overview

GoAmerica® is a communications service provider, offering solutions primarily for consumenrs who are deaf, hard of hearing and/or speech impaired, including wireless subscription and value added services, Internet relay services and wireless devices and accessories. Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica offers enhanced services known as WyndTell® and WyndPower™, which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. Our i711.com™ telecommunications relay service was launched in March 2005 and enables people who are deaf or hard of hearing to call and “converse” with hearing parties by using a computer, wireless handheld device or similar unit, through an operator that interprets text to voice and vice versa. Throughout 2005, we provided a wireless version of relay services under a license to Sprint-Nextel, which was marketed under a Sprint brand. GoAmerica continues to support customers who use our proprietary software technology called Go.Web™. GoWeb is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet on numerous wireless computing devices. In September 2004, we launched our GA Prepaid™ division and expanded our product portfolio by commencing to offer prepaid products and services, such as domestic and international calling cards, prepaid cellular/wireless telephones and related services. On December 1, 2004, we acquired certain assets from Global Interactive™, an established provider of wireless products, services and accessories.

Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. We have provided mobile devices made by third parties to our customers at prices below our costs for such devices. We have incurred operating losses since our inception. We will need to significantly improve our overall gross margins, and further reduce our selling, general and administrative expenses, as a percentage of revenue, to become profitable and sustain profitability on a quarterly or annual basis. We will seek to grow our wireless communicatons business through additional strategic alliances or new service offerings.

Our subscriber revenue primarily consists of monthly service fees, which we recognize as revenue when the services are provided to the subscriber. Subscriber revenue accounted for approximately 29.1%, 89.8% and 85.1% of our total revenue during 2005, 2004 and 2003, respectively. Our service plans, which are marketed through Wynd, provide data usage on multiple mobile devices through variable and fixed monthly fees ranging from $9.95 to $39.95.

 We began providing relay services in late March 2005. Revenue from relay services is recognized as revenue when services are provided or earned, primarily from a third party administrator. Relay services revenue accounted for approximately 15.6% of our total revenue during 2005.

Revenue from commissions is recognized upon activation of subscribers on behalf of third party wireless network providers. Commission revenue accounted for approximately 9.3% of our total revenue during 2005. We also typically sell third-party mobile devices in conjunction with a service agreement to a new subscriber. Equipment revenue accounted for approximately 5.5%, 2.9% and 8.8% of our total revenue during 2005, 2004 and 2003, respectively.

We recognize equipment revenue at the time of the shipment of the mobile device to a subscriber.

We began marketing prepaid calling cards in late 2004 and recognize revenue when usage of the cards occurs and/or administrative fees are imposed. Prepaid services revenue accounted for approximately 39.0% and 3.1% of our total revenue during 2005 and 2004, respectively.

In addition, we historically have generated other revenue which consists of consulting services relating to the development and implementation of wireless data systems for certain corporate customers. We anticipate that our professional service revenues will decrease as a percentage of our total revenues during 2006 from prior year levels as a result of our decision not to pursue certain consulting projects and consulting services to third parties.

Our sales and marketing expenses consist primarily of compensation and related costs for marketing personnel, advertising and promotions, travel and entertainment and other related costs. We expect sales and marketing expenses to increase as a percentage of sales during 2006 as compared to 2005 as we introduce new products and services to the consumer marketplace. Our general and administrative expenses consist primarily of compensation and related costs for general corporate and business development, along with rent and other related costs. We expect general and administrative expenses to decrease as a percentage of our annual revenues. Our research and development expenses consist primarily of compensation and related costs and professional service fees. Depreciation and amortization expenses consist primarily of depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases.

We recorded interest income during 2005 as a result of the deferred debt described below being fully amortized as of December 31, 2004. In 2004, net interest expense consisted primarily of amortization of deferred debt expense and was partially offset by interest earned on cash and cash equivalents. We expect interest income to decrease slightly during 2006.

On December 19, 2003, we announced plans for a strategic re-focusing premised on a financing that we completed in 2004. Such strategy was centered on the pursuit of three priorities, centered on the market currently serviced by our Wynd Communications subsidiary:

•	growth of Wynd Communications’ core wireless services business;
•	development and marketing of new communications services, including branded Internet protocol and video relay services; and
•	streamlined operations to enable superior customer support.

On September 1, 2004, the Company purchased certain assets relating to prepaid telephone calling cards. On December 1, 2004, the Company acquired certain assets from Global Interactive, a provider of wireless products, services, and accessories in an effort to aid the growth of Wynd Communications’ core wireless services business referenced above.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. Equipment revenue is recognized upon shipment to the end user. Revenue from relay services is recognized as revenue when services are provided or earned, primarily from a third party administrator. Revenue from commissions is recognized upon activation of subscribers on behalf of third party wireless network providers. Revenue from sale of prepaid calling cards is deferred upon sale of the cards. These deferred revenues are recognized as earned when usage of the cards occurs and/or administrative fees are imposed. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market conditions. We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In assessing the recoverability of our goodwill, other intangibles and other long-lived assets, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Results of Operations

The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, the percentage relationship to net revenues of certain items included in the Company’s consolidated statements of operations.

(In thousands)	2005		2004		2003
	$	%	$	%	$	%
Revenues:
Subscriber	$2,348	29.1	$5,588	89.8	$10,108	85.1
Prepaid services	3,147	39.0	193	3.1	--	--
Relay services	1,261	15.6	--	--	--	--
Commissions	755	9.3	--	--	--	--
Equipment	442	5.5	181	2.9	1,042	8.8
Other	125	1.5	260	4.2	728	6.1
	8,078	100.0	6,222	100.0	11,878	100.0
Costs and expenses:
Cost of subscriber airtime	967	12.0	2,539	40.8	2,669	22.5
Cost of equipment revenue	585	7.2	260	4.2	1,152	9.7
Cost of network operations	231	2.9	733	11.8	1,828	15.4
Cost of prepaid services	3,617	44.8	201	3.2	--	--
Sales and marketing	1,167	14.4	597	9.6	1,072	9.0
General and administrative	5,320	65.9	5,625	90.4	9,617	81.0
Research and development	363	4.5	507	8.1	1,209	10.2
Depreciation and amortization	485	6.0	804	12.9	1,912	16.1
Amortization of other intangibles	639	7.9	682	11.0	1,081	9.1
Impairment of goodwill	--	--	--	--	193	1.6
Impairment of other long lived assets	--	--	--	--	1,202	10.1
	13,374	165.6	11,948	192.0	21,935	184.7
Loss from operations	(5,296)	(65.6)	(5,726)	(92.0)	(10,057)	(84.7)

Other income (expense):
Gain on sale of subscribers	--	--	--	--	1,756	14.8
Settlement gains, net	--	--	1,494	24.0	85	0.7
Interest income (expense), net	160	2.0	(944)	(15.2)	(275)	(2.3)

Total other income	160	2.0	550	8.8	1,566	13.2

Net loss before benefit from income taxes	(5,136)	(63.6)	(5,176)	(83.2)	(8,491)	(71.5)
Income tax benefit	764	9.5	732	11.8	284	2.4
Net loss	$(4,372)	(54.1)	(4,444)	(71.4)	$(8,207)	(69.1)

The following table sets forth the period over period percentage increases or decreases of certain items included in the Company's consolidated statements of operations.

	Years Ended December 31,				Years Ended December 31,
(In thousands)			Change				Change
	2005	2004	$	%	2004	2003	$	%
Revenues:
Subscriber	$2,348	$5,588	$(3,240)	(58.0)	$5,588	$10,108	$(4,520)	(44.7)
Prepaid services	3,147	193	2,954	1530.6	193	--	193	--
Relay services	1,261	--	1,261	--	--	--	--	--
Commissions	755	--	755	--	--	--	--	--
Equipment	442	181	261	144.2	181	1,042	(861)	(82.6)
Other	125	260	(135)	(51.9)	260	728	(468)	(64.3)
	8,078	6,222	1,856	29.8	6,222	11,878	(5,656)	(47.6)
Costs and expenses:
Cost of subscriber airtime	967	2,539	(1,572)	(61.9)	2,539	2,669	(130)	(4.9)
Cost of equipment revenue	585	260	325	125.0	260	1,152	(892)	(77.4)
Cost of network operations	231	733	(502)	(68.5)	733	1,828	(1,095)	(59.9)
Cost of prepaid services	3,617	201	3,416	1699.5	201	--	201	--
Sales and marketing,	1,167	597	570	95.5	597	1,072	(475)	(44.3)
General and administrative	5,320	5,625	(305)	(5.4)	5,625	9,617	(3,992)	(41.5)
Research and development	363	507	(144)	(28.4)	507	1,209	(702)	(58.1)
Depreciation and amortization	485	804	(319)	(39.7)	804	1,912	(1,108)	(57.9)
Amortization of other intangibles	639	682	(43)	(6.3)	682	1,081	(399)	(36.9)
Depreciation and amortization	--	--	--	--	--	193	(193)	--
Amortization of other intangibles	--	--	--	--	--	1,202	(1,202)	--
	13,374	11,948	1,426	11.9	11,948	21,935	(9,987)	(45.5)
Loss from operations	(5,296)	(5,726)	430	(7.5)	(5,726)	(10,057)	4,331	(43.1)

Other income (expense):

Gain on sale of subscribers	--	--	--	--	--	1,756	(1,756)	--
Settlement gains, net	--	1,494	(1494)	(100.0)	1,494	85	1,409	1657.6
Interest income (expense), net	160	(944)	1,104	(116.9)	(944)	(275)	(669)	243.3

Total other income	160	550	(390)	(70.9)	550	1,566	(1,016)	(64.9)

Net loss before benefit from income taxes	(5,136)	(5,176)	40	0.8	(5,176)	$(8,491)	3,315	39.0
Income tax benefit	764	732	32	4.4	732	284	448	157.7
Net loss	(4,372)	$(4,444)	$72	(1.6)	$(4,444)	$(8,207)	$3,763	(45.9)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Consolidated

Subscriber revenue. Subscriber revenue decreased to $2.3 million for the year ended December 31, 2005 from $5.6 million for the year ended December 31, 2004. This decrease was primarily due to declines in our full service offering subscriber base, as well as, our Go.Web customers. This decline was partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 22,718 subscribers at December 31, 2005 from 56,026 subscribers at December 31, 2004. We expect the number of our subscribers to continue to decline due to additional deactivations in our Go.Web subscriber base. Our average monthly revenue per user, or ARPU, decreased to $4.97 for the year ended December 31, 2005 from $7.10 for the year ended December 31, 2004.

Prepaid services revenue.  We began marketing prepaid calling cards in late 2004 and recognized $3.1 million of prepaid service revenue for the year ended December 31, 2005 compared to $193,000 for the year ended December 31, 2004.

Relay services revenue.  We began providing relay services in late March 2005 and recognized $1.3 million of relay service revenue for the year ended December 31, 2005. We did not provide comparable relay services during 2004.

Commission revenue.  We began earning commission during 2005 from our acquisition of subscribers on behalf of various wireless network providers and recognized $755,000 of commission revenue for the year ended December 31, 2005. We did not provide comparable services during 2004. We expect commission revenue to increase as we continue to acquire subscribers on behalf of various wireless network providers.

Equipment revenue. Equipment revenue increased to $442,000 for the year ended December 31, 2005 from $181,000 for the year ended December 31, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

Other revenue. Other revenue decreased to $125,000 for the year ended December 31, 2005 from $260,000 for the year ended December 31, 2004. This decrease was primarily due to reduced consulting services. We anticipate that consulting services will continue to decrease as a result of our decision not to pursue certain consulting projects and consulting services to third parties.

Cost of subscriber revenue. Cost of subscriber revenue decreased to $967,000 for the year ended December 31, 2005 from $2.5 million for the year ended December 31, 2004. The decrease was primarily due to having a smaller average subscriber base in the year ended December 31, 2005 than in the year ended December 31, 2004. We expect the number of our subscribers to continue to decline due to additional deactivations in our Go.Web subscriber base.

Cost of prepaid services revenue. We began marketing prepaid calling cards in late 2004 and incurred $3.6 million of costs related to prepaid service revenue for the year ended December 31, 2005 compared to $201,000 for the year ended December 31, 2004. We did not achieve positive gross margin on our prepaid services due to less than favorable carrier rates to international destinations. We expect cost of prepaid services revenue to approximate revenue for the reasonably foreseeable future.

Cost of equipment revenue. Cost of equipment revenue increased to $585,000 for the year ended December 31, 2005 from $260,000 for the year ended December 31, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line.  We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

Cost of network operations.  Cost of network operations decreased to $231,000 for the year ended December 31, 2005 from $733,000 for the year ended December 31, 2004 as a result of the consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider. We expect our cost of network operations to decline as a percentage of sales during 2006.

Sales and marketing. Sales and marketing expenses increased to $1.2 million for the year ended December 31, 2005 from $597,000 for the year ended December 31, 2004. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products. We expect sales and marketing expenses to increase as a percentage of sales during 2006 as compared to 2005 as we continue to introduce new products and services to the consumer marketplace.

General and administrative. General and administrative expenses decreased to $5.3 million for the year ended December 31, 2005 from $5.6 million for the year ended December 31, 2004. This decrease primarily was due to our consolidation of operations completed during April of 2004. We expect general and administrative expenses to decline as a percentage of sales during 2006.

Research and development. Research and development expense decreased to $363,000 for the year ended December 31, 2005 from $507,000 for the year ended December 31, 2004. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities. We expect research and development expenses to remain constant as we utilize internal resources to develop and maintain our WyndTell and Relay technologies rather than using outside consultants.

Amortization of other intangibles. Amortization of other intangibles decreased for the year ended December 31, 2005 to $639,000 from $682,000 for the year ended December 31, 2004. Our intangible assets were fully amortized as of December 31, 2005.

Settlement Gains, net. The Company entered into agreements with certain of its creditors to relieve the Company of certain debts. As a result, the Company has recorded settlement gains totaling $1.5 million in 2004.

Interest (expense) income, net. Interest income increased to $160,000 for the year ended December 31, 2005 from interest expense of $1.0 million for the year ended December 31, 2004. This change was primarily due to the amortization of deferred debt expense and discount recorded on bridge notes payable during 2004.

Income tax benefit. Income tax benefit, which consists of the sale of certain State net operating loss carryforwards, was $764,000 and $732,000 for the years ended December 31, 2005 and 2004, respectively.

Wireless Data Solutions Segment

Subscriber revenue. Subscriber revenue decreased to $2.3 million for the year ended December 31, 2005 from $5.6 million for the year ended December 31, 2004. This decrease was primarily due to declines in our full service offering subscriber base, as well as, our Go.Web customers. This decline was partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 22,718 subscribers at December 31, 2005 from 56,026 subscribers at December 31, 2004. We expect the number of our subscribers to continue to decline due to additional deactivations in our Go.Web subscriber base. Our average monthly revenue per user, or ARPU, decreased to $4.97 for the year ended December 31, 2005 from $7.10 for the year ended December 31, 2004.

Relay services revenue.  We began providing relay services in late March 2005 and recognized $1.3 million of relay service revenue for the year ended December 31, 2005. We did not provide relay services for the corresponding prior period.

Commission revenue.  We began earning commission during 2005 from our acquisition of subscribers on behalf of various wireless network providers and recognized $755,000 of commission revenue for the year ended December 31, 2005. We did not provide comparable services during 2004. We expect commission revenue to increase as we continue to acquire subscribers on behalf of various wireless network providers.

Equipment revenue. Equipment revenue increased to $442,000 for the year ended December 31, 2005 from $181,000 for the year ended December 31, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

Other revenue. Other revenue decreased to $125,000 for the year ended December 31, 2005 from $260,000 for the year ended December 31, 2004. This decrease was primarily due to reduced consulting services. We anticipate that consulting services will continue to decrease as a result of our decision not to pursue certain consulting projects and consulting services to third parties.

Cost of subscriber revenue. Cost of subscriber revenue decreased to $967,000 for the year ended December 31, 2005 from $2.5 million for the year ended December 31, 2004. The decrease was primarily due to having a smaller average subscriber base in the year ended December 31, 2005 than in the year ended December 31, 2004. We expect the number of our subscribers to continue to decline due to additional deactivations in our Go.Web subscriber base.

Cost of equipment revenue. Cost of equipment revenue increased to $585,000 for the year ended December 31, 2005 from $260,000 for the year ended December 31, 2004. This increase was primarily due to higher sales of mobile devices as a result of our Global Interactive product line.  We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

Cost of network operations.  Cost of network operations decreased to $168,000 for the year ended December 31, 2005 from $733,000 for the year ended December 31, 2004 as a result of the consolidation of our GoWeb and WyndTell production systems into a single data center operated by a third party provider. We expect our cost of network operations to decline as a percentage of sales during 2006.

Sales and marketing. Sales and marketing expenses increased to $1.2 million for the year ended December 31, 2005 from $597,000 for the year ended December 31, 2004. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products. We expect sales and marketing expenses to increase as a percentage of sales during 2006 as compared to 2005 as we continue to introduce new products and services to the consumer marketplace.

General and administrative. General and administrative expenses decreased to $2.3 million for the year ended December 31, 2005 from $2.8 million for the year ended December 31, 2004. This decrease primarily was due to our consolidation of operations completed during April of 2004. We expect general and administrative expenses to decline as a percentage of sales during 2006.

Research and development. Research and development expense decreased to $363,000 for the year ended December 31, 2005 from $507,000 for the year ended December 31, 2004. This decrease primarily was due to decreased salaries and benefits for personnel performing research and development activities. We expect research and development expenses to remain constant as we utilize internal resources to develop and maintain our WyndTell and Relay technologies rather than using outside consultants.

Amortization of other intangibles. Amortization of other intangibles decreased for the year ended December 31, 2005 to $639,000 from $682,000 for the year ended December 31, 2004. Our intangible assets were fully amortized as of December 31, 2005.

Settlement Gains, net. The Company entered into agreements with certain of its creditors to relieve the Company of certain debts. As a result, the Company has recorded settlement gains totaling $1.5 million in 2004.

Interest (expense) income, net. Interest income increased to $160,000 for the year ended December 31, 2005 from interest expense of $1.0 million for the year ended December 31, 2004. This change was primarily due to the amortization of deferred debt expense and discount recorded on bridge notes payable during 2004.

Prepaid Services Segment

Prepaid services revenue.  We began marketing prepaid calling cards in late 2004 and recognized $3.1 million of prepaid service revenue for the year ended December 31, 2005 compared to $193,000 for the year ended December 31, 2004.

Cost of prepaid services revenue. We began marketing prepaid calling cards in late 2004 and incurred $3.6 million of costs related to prepaid services revenue for the year ended December 31, 2005 compared to $201,000 for the year ended December 31, 2004. We did not achieve positive gross margin on our prepaid services due to less than favorable carrier rates to international destinations. We expect cost of prepaid services revenue to approximate revenue for the reasonably foreseeable future.

Cost of network operations.  Cost of network operations related to our prepaid calling cards was $63,000 for the year ended December 31, 2005.

General and administrative. General and administrative expenses related to our prepaid calling cards was $481,000 for the year ended December 31, 2005. We expect general and administrative expenses to decline as a percentage of sales during 2006.

Corporate Segment

General and administrative. General and administrative expenses decreased to $2.5 million for the year ended December 31, 2005 from $2.8 million for the year ended December 31, 2004. This decrease primarily was due to our consolidation of operations completed during April of 2004. We expect general and administrative expenses to decline as a percentage of sales during 2006.

Interest (expense) income, net. Interest income increased to $160,000 for the year ended December 31, 2005 from interest expense of $1.0 million for the year ended December 31, 2004. This change was primarily due to the amortization of deferred debt expense and discount recorded on bridge notes payable during 2004.

Income tax benefit. Income tax benefit, which consists of the sale of certain State net operating loss carryforwards, was $764,000 and $732,000 for the years ended December 31, 2005 and 2004, respectively.

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

Prepaid services revenue.  We began marketing prepaid calling cards in late 2004 and recognized $193,000 of prepaid service revenue for the year ended December 31, 2004. We did not market prepaid calling cards during 2003.

Equipment revenue. Equipment revenue decreased to $181,000 for the year ended December 31, 2004 from $1.0 million for the year ended December 31, 2003. This decrease was primarily due to lower sales of mobile devices.

Other revenue. Other revenue decreased to $260,000 for the year ended December 31, 2004 from $728,000 for the year ended December 31, 2003. This decrease was primarily due to reduced consulting services.

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

Cost of prepaid services revenue.  We began marketing prepaid calling cards in late 2004 and incurred $201,000 of costs related to prepaid service revenue for the year ended December 31, 2004. We did not market prepaid calling cards during 2003.

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

General and administrative. General and administrative expenses decreased to $5.6 million for the year ended December 31, 2004 from $9.6 million for the year ended December 31, 2003. This decrease primarily was due to our consolidation of operations completed during April of 2004, as well as decreased general corporate activities of approximately 500,000, decreased salaries and benefits for personnel performing general corporate activities of approximately $1.0 million, amounts paid to third parties for professional services of approximately $100,000, a decrease in our bad debt expense of approximately $295,000, and decreased facility costs of approximately $2.0 million. Additionally, during the fourth quarter of 2003, we recorded one-time reductions of deferred rent for certain long term lease related costs recorded in prior periods of $347,000.

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

Settlement Gains, net. The Company entered into agreements with certain of its creditors to relieve the Company of certain debts. As a result, the Company has recorded settlement gains totaling $1.5 million in 2004 and $85,000 in 2003.

Interest (expense) income, net. The Company incurred interest expense of $944,000 for the year ended December 31, 2004 compared to interest expense of $275,000 for the year ended December 31, 2003. This change was primarily due to the amortization of deferred debt expense and discount recorded on bridge notes payable. The majority of this amortization occurred in 2004.

Income tax benefit. Income tax benefit, which consists of the sale of certain State net operating loss carryforwards, was $732,000 and $284,000 for the years ended December 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Since our inception, we financed our operations through private placements of our equity securities.

We have incurred significant operating losses since our inception and as of December 31, 2005 had an accumulated deficit of $273.2 million. During 2005, we incurred a net loss of $4.4 million and used $1.7 million of cash to fund operating activities. As of December 31, 2005 we had $4.8 million in cash and cash equivalents. We anticipate continuing to generate revenues from four primary sources, (i) recurring service revenue; (ii) relay service revenue; (iii) activation bounties; and (iv) prepaid calling card services. This will be partially offset by increases in sales and marketing and research and development expenditures from levels incurred during 2005 as we introduce new products and services to the consumer marketplace. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

On December 19, 2003, we entered into definitive agreements with multiple investors providing for the investors to purchase approximately 1.3 million shares of our common stock, par value $.01 (the "Common Stock"), for an aggregate purchase price of $14.5 million in a private placement offering (the "Financing"). As part of this Financing, on December 19, 2003, we received net proceeds of approximately $800,000 from the issuance of 10% Senior Secured Convertible Promissory Notes (the "Notes") and certain warrants. The Notes were purchased by the investors at their par value in proportional amounts to their aggregate investment commitments in the Financing. Upon stockholder approval and closing of the Financing, the Notes and all accrued interest automatically converted into Common Stock at a price of $12.00 per share, subject to certain adjustments. We closed on the balance of the Financing in March 2004. We issued a total of 1.3 million shares which included 86,509 of shares related to the conversion of the Notes. We received net proceeds after expenses of approximately $12 million.

Net cash used in operating activities was $1.7 million, $5.5 million and $7.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

On May 2, 2005, the Company entered into a short term loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, "Hands On”). Pursuant to that agreement, all amounts that the Company advanced to Hands On are secured, initially, by the assets acquired with such funds and bear interest at a defined prime rate. If Hands On breaches any material provision of any definitive agreement, the balance of principal and accrued interest will become immediately due and payable and Hands On will grant the Company a broader security interest in substantially all of Hands On's assets until amounts due under the loan agreement are paid. As of December 31, 2005, the Company had advanced approximately $520,000, excluding interest, to Hands On under the loan agreement. As a result of the termination of the merger agreement (see “Business-Termination of Hands On Merger Agreement”), repayment obligations will begin June 1, 2006 and are scheduled to continue through February 2008.

Net cash (used in)/provided by investing activities was ($553,000), ($621,000) and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, we used cash in investment activities principally as loans to Hands On and expenses related to the proposed merger with Hands On; the merger agreement was terminated during March 2006. For the year ended December 31, 2004, we used cash in investment activities principally to support a letter of credit in favor of Cingular, as well as purchases of property, equipment and leasehold improvements. For the year ended December 31, 2003, we provided cash by release of funds previously restricted and through the sale of subscribers to Earthlink. These amounts were partially offset from the purchases of property, equipment and leasehold improvements as well as an acquisition of subscribers for our Wynd subsidiary. During 2006, we expect to use cash in investing activities principally through capital expenditures.

Net cash (used in)/provided by financing activities was ($62,000), $12.7 million and $914,000 for the years ended December 31, 2005, 2004 and 2003, respectively. For 2005, this resulted primarily from payments made on lease obligations and was partially offset by the issuance of Common Stock. For 2004 and 2003, this primarily resulted from the above-mentioned financing and the issuance of Common Stock from the exercise of stock options and warrants.

As of December 31, 2005, our principal commitments consisted of obligations outstanding under operating leases. As of December 31, 2005, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $426,000, of which $286,000 is payable in 2006.

The following table summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

December 31, (In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Capital Lease Obligations	$54	$31	$23	$--	$--
Operating Lease Obligations	426	286	140	--	--
Total Contractual Cash Obligations	$480	$317	$163	$--	$--

We have employment agreements with certain of our key executives, which provide for fixed compensation. Our maximum aggregate cash liability under the agreements, if we terminated these employees, is approximately $695,000 at December 31, 2005.

As of December 31, 2005, we had net operating loss carryforwards of approximately $179.4 million for federal income tax purposes that will expire through 2022. The State tax benefit during 2005 of $764,000 is attributable to our sale of certain state net operating loss carryforwards. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to limitations imposed by the Tax Reform Act of 1986, and as a result of a significant change in our ownership in 1999, the utilization of net operating loss carryforwards that arose prior to such ownership change is subject to an annual limitation of $1.4 million. In addition, we acquired additional operating losses through our acquisitions in 2000 of Wynd and Hotpaper. We believe that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before such change. We have not performed a detailed analysis to determine the amount of the potential limitations. In addition, we have not performed a detailed analysis to determine the amount of the potential limitations as a result of the 2004 Financing.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on our financial condition or results of operations.

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

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Furthermore, the Office of the Chief Accountant ("OCA") of the Securities and Exchange Commission issued Staff Accounting Bulletin 107 to provide clarification of the OCA’s interpretation SFAS 123R as it applies to share based compensation arrangements for both employees and non employees. We have evaluated the effect of the adoption of SFAS 123R and have concluded that its adoption will not have a material affect on our financial condition and results of operations.

In March 2005, the FASB issued Interpretation No. 47,  Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, Accounting for Asset Retirement Obligations, and therefore should be recognized if their fair value is reasonably estimable. The adoption of FIN 47 did not have a material effect on our financial condition or results of operations.

In February 2006, the FASB issued FASB 155, “Accounting for Certain Hybrid Financial Instruments” - an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquires or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of FASB 155 is not expected to have a material effect on our financial condition or results of operations.

The FASB has issued SFAS No. 156, “Accounting for Servicing of Financial Assets” ("SFAS 156"), to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 applies to all separately recognized servicing assets and servicing liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. We believe that this SFAS will have no effect on our financial condition or results of operations.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

We believe that we have limited exposure to financial market risks, including changes in interest rates. At December 31, 2005, all of our available excess funds were cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $50,000 based on cash and cash equivalent balances at December 31, 2005. We currently hold no derivative instruments and do not earn foreign-source income.

Item 8.    Financial Statements and Supplementary Data.

The financial statements and the notes thereto which contain supplementary data required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 15. Exhibits and Financial Statement Schedules".

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.    Directors.

We maintain a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and to persons performing similar functions. A copy of this code of ethics is posted on our Web site accessible at http://www.goamerica.com/Company_info/ethics_execs.php. We intend to post any amendment to, or waiver from, any provision in our code of ethics that applies to such officers on our website.

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Directors and Executive Officers”, and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

Item 11.    Executive Compensation.

We will provide information that is responsive to this Item 11 regarding compensation paid to our executive officers in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Executive Compensation”, and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We will provide information that is responsive to this Item 12 regarding ownership of our securities by some beneficial owners and our directors and executive officers in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management”, and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13.    Certain Relationships and Related Transactions.

We will provide information that is responsive to this Item 13 regarding transactions with related parties in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Related Transactions”, and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accountant Fees and Services.

We will provide information that is responsive to this Item 14 regarding accounting fees and services in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Principal Accountant Fees and Services” or “Accounting Matters”, and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

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

Reference is made to the Exhibit Index on Page 51.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2006.

GOAMERICA, INC.

By:	/s/ Daniel R. Luis
Daniel R. Luis,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Dobrinsky	Chairman of the Board	March 30, 2006
Aaron Dobrinsky

/s/ Daniel R. Luis	Chief Executive Officer	March 30, 2006
Daniel R. Luis	(Principal Executive Officer)

/s/ Donald G. Barnhart	Chief Financial Officer	March 30, 2006
Donald G. Barnhart	(Principal Accounting Officer)

/s/ Joseph Korb	Director	March 30, 2006
Joseph Korb

/s/ Alan Docter	Director	March 30, 2006
Alan Docter

/s/ Mark Kristoff	Director	March 30, 2006
Mark Kristoff

/s/ King Lee	Director	March 30, 2006
King Lee

/s/ David Lyons	Director	March 30, 2006
David Lyons

EXHIBIT INDEX‡
ITEM 15(b)

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Reorganization, dated July 6, 2005, by and among GoAmerica, Inc., HOVRS Acquisition Corporation, HOSLS Acquisition, Hands On Video Relay Services, Inc., Hands On Sign Language Services, Inc., Ronald E. Obray, as Hands On shareholders’ agent, and Denise E. Obray (incorporated by reference to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2005) (File No. 000-29359), as amended by Waiver and Supplemental Agreement, dated as of October 28, 2005, among Hands On Video Relay Services, Inc., Hands On Sign Language Services, Inc. Denise and Ronald Obray, and GoAmerica, Inc. (incorporated by reference to GoAmerica’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005) (File No. 000-29359)

3.1
Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on August 18, 2005 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005) (File No. 000-29359)

3.2	By-laws (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]). (File No. 333-94801)

4.1
Warrant Certificate, dated as of November 14, 2003, issued to Stellar Continental LLC (Incorporated by reference to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2003) (File No. 000-29359)

4.2
Warrant to Purchase Common Stock of GoAmerica, Inc., issued to Derek Caldwell as nominee for Sunrise Securities Corp. (Incorporated by reference to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 000-29359)

4.3
Warrant to Purchase Common Stock of GoAmerica, Inc., issued to Amnon Mandelbaum as nominee for Sunrise Securities Corp. (Incorporated by reference to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 000-29359)

10.1
Form of Invention Assignment and Non-Disclosure Agreement by and between GoAmerica and its employees (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.2
Form of Indemnification Agreement by and between GoAmerica and each of its directors and executive officers (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.3
Amended and Restated Employment Agreement by and between GoAmerica, Inc. and Daniel R. Luis, dated as of November 8, 2005 (Incorporated by reference to GoAmerica’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005) (File No. 000-29359)

10.4
Employment Agreement by and between GoAmerica and Aaron Dobrinsky, dated as of May 6, 2002 (Incorporated by reference to GoAmerica’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2002) (File No. 000-29359), as amended by Amendment No. 1, dated as of March 10, 2004 (Incorporated by reference to GoAmerica’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2004) (File No. 000-29359)

Exhibit No.	Description of Exhibit

10.5
Amended and Restated Employment Agreement by and between GoAmerica and Jesse Odom, dated as of November 8, 2005 (Incorporated by reference to GoAmerica’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005) (File No. 000-29359)

10.6
Amended and Restated Employment Agreement by and between GoAmerica and Donald G. Barnhart, dated as of November 8, 2005 (Incorporated by reference to GoAmerica’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005) (File No. 000-29359)

10.7
Employment Agreement by and between GoAmerica and Wayne D. Smith, dated as of November 8, 2005 (Incorporated by reference to GoAmerica’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005) (File No. 000-29359)

10.8
Services Agreement by and between GoAmerica and David Lyons, dated as of March 1, 2005 (Incorporated by reference to GoAmerica’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005) (File No. 000-29359)

10.9	GoAmerica Communications Corp. 1999 Stock Option Plan (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.10	GoAmerica, Inc. 1999 Stock Plan (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.11	GoAmerica, Inc. Employee Stock Purchase Plan (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.12	GoAmerica, Inc. 2005 Equity Compensation Plan (Incorporated by reference to Annex B of GoAmerica, Inc.'s Proxy Statement dated November 15, 2005) (File No. 333-94801)

10.13
Lease Agreement dated as of August 1, 2004, by and between GoAmerica Communications Corp. and Stellar Continental LLC (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005) (File No. 000-29359), as amended by Amendment No. 1, dated as of August 1, 2004 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005) (File No. 000-29359).

10.14
Purchase Agreement, dated as of December 19, 2003, by and between GoAmerica, Inc. and the Investors set forth therein (Incorporated by reference to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 000-29359)

10.15
Registration Rights Agreement, dated as of December 19, 2003, by and between GoAmerica, Inc. and the Investors set forth therein (Incorporated by reference to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 000-29359)

10.16
Short Term Loan Agreement between Hands On Video Relay Services, Inc. and Hands On Sign Language Services, Inc., and GoAmerica, Inc., entered into on May 2, 2005 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed on May 12, 2005) (File No. 000-29359)

21.1	List of subsidiaries of GoAmerica, Inc. (filed herewith)

23.1	Consent of WithumSmith+Brown, P.C. (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) (filed herewith)

Exhibit No.	Description of Exhibit

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

‡
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

Report of Independent Registered Public Accounting Firm

The Board of Directors,
GoAmerica, Inc.

We have audited the accompanying consolidated balance sheets of GoAmerica, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005, 2004 and 2003. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2005, 2004 and 2003 as listed in the index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoAmerica, Inc. as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ WithumSmith + Brown, P.C.

New Brunswick, New Jersey
March 20, 2006

GOAMERICA, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
Assets	2005	2004
Current assets:
Cash and cash equivalents	$4,804	$7,098
Accounts receivable, less allowance for doubtful accounts of $278 in 2005 and $603 in 2004	1,154	1,530
Other receivables	--	732
Merchandise inventories, net	161	123
Prepaid expenses and other current assets	135	219
Total current assets	6,254	9,702

Restricted cash	300	604
Property, equipment and leasehold improvements, net	677	940
Trade names, net of accumulated amortization of $4,572 in 2005 and $4,388 in 2004	--	184
Other intangible assets, net of accumulated amortization of $7,210 in 2005 and $6,755 in 2004	--	455
Goodwill, net	6,000	6,000
Other assets	844	101
Total assets	$14,075	$17,986

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$765	$348
Accrued expenses	676	538
Deferred revenue	92	285
Other current liabilities	19	1
Total current liabilities	1,552	1,172

Other long term liabilities	25	--

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; authorized: 4,351,943 in 2005 and 2004; issued and outstanding: none in 2005 and 2004	--	--
Common stock, $.01 par value; authorized: 200,000,000 in 2005 and 2004; issued : 2,362,514 in 2005 and 2,117,339 in 2004, respectively	24	21
Additional paid-in capital	287,137	285,854
Deferred employee compensation	(1,230)	--
Accumulated deficit	(273,247)	(268,875)
Treasury stock, at cost, 24,063 shares in 2005 and 2004	(186)	(186)
Total stockholders' equity	12,498	16,814

Total liabilities and stockholders' equity	$14,075	$17,986

See accompanying notes.

GOAMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years ended December 31,
	2005	2004	2003
Revenues:
Subscriber	$2,348	$5,588	$10,108
Prepaid services	3,147	193	--
Relay services	1,261	--	--
Commissions	755	--	--
Equipment	442	181	1,042
Other	125	260	728
	8,078	6,222	11,878
Costs and expenses:
Cost of subscriber revenue	967	2,539	2,669
Cost of equipment revenue	585	260	1,152
Cost of network operations	231	733	1,828
Cost of prepaid services	3,617	201	--
Sales and marketing	1,167	597	1,072
General and administrative	5,320	5,625	9,617
Research and development	363	507	1,209
Depreciation and amortization of fixed assets	485	804	1,912
Amortization of other intangibles	639	682	1,081
Impairment of goodwill	--	--	193
Impairment of other long-lived assets	--	--	1,202
	13,374	11,948	21,935
Loss from operations	(5,296)	(5,726)	(10,057)

Other income (expense):
Gain on sale of subscribers	--	--	1,756
Settlement gains, net	--	1,494	85
Interest (expense) income, net	160	(944)	(275)
	160	550	1,566
Net loss before benefit from income taxes	(5,136)	(5,176)	(8,491)
Income tax benefit	764	732	284
Net loss	$(4,372)	$(4,444)	$(8,207)
Basic net loss per share	$(2.05)	$(2.49)	$(12.10)
Diluted net loss per share	$(2.05)	$(2.49)	$(12.10)
Weighted average shares used in computation of basic net loss per share	2,128,977	1,785,403	678,240
Weighted average shares used in computation of diluted net loss per share	2,128,977	1,785,403	678,240

See accompanying notes.

GOAMERICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock					Treasury Stock
	Number of shares	Amount	Additional paid-in capital	Deferred employee compensation	Accumulated deficit	Number of shares	Amount	Total stock- holders' equity

Balance at January 1, 2003	675,207	$7	$269,548	$(314)	$(256,224)	--	$--	$13,017
Issuance of common stock pursuant to:
exercise of employee stock options	8,931	--	258	--	--	--	--	258
employee stock purchase plan	601	--	13	--	--	--	--	13
Issuance of warrant to settle lease commitment	--	--	440	--	--	--	--	440
Issuance of warrant to placement agent to secure bridge note financing	--	--	292	--	--	--	--	292
Fair value of warrants issued to investors as part of bridge note financing	--	--	487	--	--	--	--	487
Value of beneficial conversion feature of convertible bridge note financing	--	--	528	--	--	--	--	528
Amortization of deferred employee compensation	--	--	--	314		--	--	314
Net loss	--	--	--	--	(8,207)	--	--	(8,207)

Balance at December 31, 2003	684,739	7	271,566	--	(264,431)	--	--	7,142
Issuance of common stock pursuant to:
exercise of employee stock options	6,776	--	173	--	--	--	--	173
exercise of warrants	50,652	--	13	--	--	--	--	13
equity financing, net of expenses	1,224,304	12	12,197	--	--	--	--	12,209
conversion of bridge note payable	86,509	1	1,014					1,015
acquisition of intangible assets	54,671	1	441	--	--	--	--	442
Issuance of common stock pursuant to settlement agreements	9,688	--	450	--	--	--	--	450
Purchase of treasury stock	--	--	--	--	--	24,063	(186)	(186)
Net loss	--	--	--	--	(4,444)	--	--	(4,444)

Balance at December 31, 2004	2,117,339	21	285,854	--	(268,875)	24,063	(186)	16,814
Issuance of common stock pursuant to exercise of warrants	175	--	2	--	--	--	--	2
Issuance of restricted stock pursuant to employment contracts	245,000	3	1,281	(1,284)	--	--	--	--
Amortization of deferred employee compensation	--	--	--	54	--	--	--	54
Net loss	--	--	--	--	(4,372)	--	--	(4,372)

Balance at December 31, 2005	2,362,514	$24	$287,137	$(1,230)	$(273,247)	24,063	$(186)	$12,498

See accompanying notes.

GOAMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(4,372)	$(4,444)	$(8,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,124	1,486	2,993
Amortization of debt discount and deferred financing costs	--	1,014	248
Impairment of goodwill	--	--	193
Impairment of other long-lived assets	--	--	1,202
Provision for losses on accounts receivable	318	239	534
Common stock issued for interest expense	--	19	--
Settlement gains, net	--	(1,494)	--
Accrued loss on sublease	--	--	509
Gain on sale of subscribers	--	--	(1,756)
Non-cash employee compensation	54	--	314
Non-cash warrant expense	--	--	440
Other non-cash charges	--	--	7
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	58	(32)	3,509
(Increase) decrease in other receivables	732	(198)	(534)
(Increase) decrease in inventory	(38)	90	833
(Increase) decrease in prepaid expenses and other current assets	84	(104)	405
Increase (decrease) in accounts payable	417	(1,124)	(3,374)
Increase (decrease) in accrued expenses	137	(564)	(3,496)
Decrease in deferred revenue	(193)	(388)	(1,733)
Net cash used in operating activities	(1,679)	(5,500)	(7,913)

Investing activities
Purchase of property, equipment and leasehold improvements	(114)	(138)	(35)
Proceeds from the sale of subscribers	--	--	1,756
Acquisition of subscribers	--	--	(368)
Acquisition of intangible assets	--	(75)	--
Change in other assets and restricted cash	(439)	(408)	1,232
Net cash provided by (used in) investing activities	(553)	(621)	2,585

Financing activities
Issuance of common stock, net of related expenses	2	12,981	271
Issuance of note payable and warrant, net of financing costs	--	--	800
Payments made for deferred financing costs	--	(139)	(112)
Purchase of treasury stock	--	(186)	--
Payments made on capital lease obligations	(64)	(5)	(45)
Net cash provided by (used in) financing activities	(62)	12,651	914
Increase (decrease) in cash and cash equivalents	(2,294)	6,530	(4,414)
Cash and cash equivalents at beginning of year	7,098	568	4,982
Cash and cash equivalents at end of year	$4,804	$7,098	$568

See accompanying notes.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Description of Business and Basis of Presentation

GoAmerica® is a communications service provider, offering wireless data solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired and telecommunication services in the form of prepaid calling cards. We currently develop, market and support most wireless data solutions through Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica. Wynd Communications offers enhanced services known as WyndTell® and WyndPower™, which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. WyndTell and WyndPower allow customers to send and receive email messages to and from any email service, provide for delivery and acknowledgements of sent messages that are read, send and receive TTY/TDD (text telephone or teletypewriter) messages, faxes, and text-to-speech messages, and access the Internet using such wireless computing devices as Research in Motion, or RIM, wireless handheld devices, certain Motorola paging devices and the T-Mobile Sidekick, Fido hiptop, and SunCom hiptop devices running on Danger Inc.'s hiptop platform. In addition to WyndTell, in the later part of March 2005, the Company began deriving relay service revenues from a wireless Internet Relay service marketed in conjunction with Sprint Corporation and our i711.com™ branded Internet service as a standard feature across all of the WyndTell service offerings that operate on certain RIM handheld devices and the T-Mobile Sidekick. Our i711.com wireless relay service permits deaf consumers to contact a Telecommunications Relay Service, or “TRS”, operator to place a “live” telephone call to a hearing party by using certain wireless handheld devices. Additionally, GoAmerica continues to support customers who use our proprietary software technology called Go.Web™. The Wynd Communications and Go.Web services transmit over most major wireless data networks in North America. The Company also records revenues from commissions received through the acquisition of subscribers on behalf of various network providers with which the Company does not have reseller agreements.

The Company’s prepaid segment offers prepaid calling card services to distributors and resellers for nationwide distribution.

The Company operates in a highly competitive environment subject to rapid technological change and the emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. The Company is highly dependent on third parties for wireless communication devices and wireless netwok connectivity.

The Company has incurred significant operating losses since its inception and, as of December 31, 2005, had an accumulated deficit of $273,247. During 2005, the Company incurred a net loss of $4,372 and used $1,679 of cash to fund operating activities. As of December 31, 2005 the Company had $4,804 in cash and cash equivalents.

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

Receivables and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Interest is not billed or accrued. Accounts receivable in excess of 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date and based on an assessment of current creditworthiness, estimating the portion, if any, of the balance that will not be collected. The Company reviews its valuation allowance on a quarterly basis.

Merchandise Inventories

Merchandise inventories, principally wireless devices, are stated at the lower of cost (first-in, first-out) basis or market. Inventories are recorded net of a reserve for excess and obsolete merchandise.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets ranging from two to seven years. Leasehold improvements are depreciated over the lesser of their useful lives or term of the lease. Expenditures for maintenance and repairs are charged to expense as incurred.

Computer Software Developed or Obtained For Internal Use

All direct internal and external costs incurred in connection with the development stage of software for internal use are capitalized. All other costs associated with internal use software are expensed when incurred. Amounts capitalized are included in property, equipment and leasehold improvements and are amortized on a straight-line basis over three years beginning when such assets are placed in service.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally one to five years.

Recoverability of Intangible and Other Long Lived Assets

In accordance with SFAS No.142, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or in certain circumstances as required. The Company measures impairment losses by comparing carrying value to fair value. Fair value is determined using discounted cash flow methodology.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Revenue Recognition

The Company derives subscriber revenue from the provision of wireless communication services. Subscriber revenue consists of monthly charges for access and usage and is recognized as the service is provided. Equipment revenue is recognized upon shipment and transfer of title to the end user. Revenue from relay services is recognized as revenue when services are provided or earned, primarily from a third party administrator. Revenue from commissions is recognized upon activation of subscribers on behalf of third party wireless network providers. Revenue from sale of prepaid calling cards is deferred upon sale of the cards. These deferred revenues are recognized as earned when usage of the cards occurs and/or administrative fees are imposed.

Cost of Revenues

Cost of subscriber revenue consists principally of airtime costs charged by carriers. Cost of equipment revenue consists of the cost of equipment sold. Cost of prepaid services consists principally of usage costs charged by carriers.

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

Advertising Costs

Advertising costs are expensed as incurred. During 2005, 2004 and 2003, advertising expense was approximately $110, $17 and $23, respectively.

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

	Year ended December 31,
	2005	2004	2003
Net loss	$(4,372)	$(4,444)	$(8,207)
Deduct: Stock-based employee compensation expense included in reported net loss	54	--	314

Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(569)	(3,048)	(3,968)
Pro forma net loss	$(4,887)	$(7,492)	$(11,861)
Loss per share - basic, as reported	$(2.05)	$(2.49)	$(12.10)
Loss per share - diluted, as reported	$(2.05)	$(2.49)	$(12.10)
Pro forma loss per share - basic	$(2.30)	$(4.20)	$(17.49)
Pro forma loss per share - diluted	$(2.30)	$(4.20)	$(17.49)

The pro forma results above are not intended to be indicative of or a projection of future results. Refer to Note 15 for assumptions used in computing the fair value amounts above.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Earnings (Loss) Per share

The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is antidilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the years ended December 31, 2005, 2004 and 2003, a total of 181,428, 174,725 and 123,615 of common stock equivalent shares were excluded from the computation of diluted net loss per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains a significant portion of its cash and cash equivalents with two financial institutions. At times these balances exceed the FDIC insured limit.

As of December 31, 2005 and 2004, the Company had 8% and 16%, respectively, of its accounts receivable with Earthlink. For the years ended December 31, 2005 and 2004, the Company generated 6% and 14% of its total revenue from Earthlink. As of December 31, 2005, the Company had 18% of its accounts receivable with T-Mobile. For the years ended December 31, 2005, the Company generated 9% of its total revenue with T-Mobile. There is no such T-Mobile concentration in 2004. The Company performs periodic credit evaluations of its customers but generally does not require collateral.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short maturity of these items.

Reclassifications

The Company has reclassified certain prior year information to conform with current year presentation. Such reclassifications had no effect on the prior year’s net loss.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial condition or results of operations.

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

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Furthermore, the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission issued Staff Accounting Bulletin 107 to provide clarification of the OCA’s interpretation SFAS 123R as it applies to share based compensation arrangements for both employees and non employees. The Company has evaluated the effect of the adoption of SFAS 123R and has concluded that its adoption will not have a material affect on the Company's financial condition and results of operations.

In March 2005, the FASB issued Interpretation No. 47,  Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in Statement of Financial Accounting Standards 143, Accounting for Asset Retirement Obligations ("SFAS 143"), and therefore should be recognized if their fair value is reasonably estimable. The adoption of FIN 47 did not have a material effect on the Company's financial condition or results of operations.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

In February 2006, the FASB issued FASB 155, “Accounting for Certain Hybrid Financial Instruments” - an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for an a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of FASB 155 is not expected to have a material effect on the Company's financial condition or results of operations.

The FASB has issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 applies to all separately recognized servicing assets and servicing liabilities acquired of issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company believes that this SFAS will have no effect on the Company’s financial condition or results of operations.

3.	Lease Settlement

On January 10, 2003, the Company entered into a sublease agreement to partially offset the cost of unused office space at 401 Hackensack Avenue. The sublease agreement was set to expire in April 2007. As a result of this agreement, the Company recorded a loss on sublease of $610 in 2003.

The Company entered into two agreements, each dated as of November 14, 2003, with Stellar Continental LLC (“Stellar”), the lessor of the Company’s corporate headquarters at 433 Hackensack Avenue and its office at 401 Hackensack Avenue, both located in Hackensack, New Jersey (collectively, the “Hackensack Offices”). The agreements consist of a Surrender Agreement and a new Lease Agreement as well as a Warrant Certificate (collectively, the “Long Term Lease Settlement”).

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Long Term Lease Settlement enabled the Company to cure all prior defaults under the previous lease (the “Original Lease”, as described below) and terminated all parties’ rights and obligations under the Original Lease, in exchange for (i) Stellar’s right to retain $556 previously drawn on the Company’s letter of credit that secured the Original Lease, (ii) the Company’s issuance of a warrant to Stellar that allows Stellar to acquire up to 12,500 shares of the Company’s Common Stock at an exercise price of $36.80 per share at any time prior to November 14, 2008 and (iii) the execution of a new short term lease between the Company and Stellar for office space at 433 Hackensack Avenue (see note 11). The Long Term Lease Settlement also requires the Company to rent from Stellar any new office space in the Hackensack, New Jersey area that it may require over the term of the new lease, on terms no less favorable than the New Lease. The sublease agreement described above was effectively cancelled by these settlements. Therefore, the Company reversed the remaining $509 of unamortized loss on sublease as of December 31, 2003.

The warrant to purchase 12,500 shares of the Company's common stock at a price of $36.80 per share was immediately exercisable at the date of grant and expires five years thereafter. The warrant had an estimated fair market value at the date of grant of approximately $440, as determined by using the Black-Scholes method and was recognized by the Company during the fourth quarter of 2003 as an offset to the reversal of the loss on sublease described above. Both items are included in settlement gains, net in the accompanying 2003 statement of operations. Such warrant remains outstanding as of December 31, 2005.

4.	Settlement Gains and Changes in Estimates

Settlement Gains, net

In December 2003, the Company entered into an agreement with a creditor to settle an obligation for less than the recorded amount by making a final cash payment to this vendor prior to December 31, 2003. The Company recorded a gain on settlement of approximately $64 relating to this transaction and has included this item in settlement gains, net in the accompanying 2003 statement of operations.

In December 2003, the Company executed a series of settlement agreements with various vendors that provided, upon their consummation, for the reduction of amounts owed by the Company to these vendors. Generally, the terms of the settlement agreements called for the Company to make fixed cash payments or issue shares of the Company's common stock. The consummation of the settlement agreements was contingent upon the Company's complying with all of the terms of the individual agreements, certain of which are as follows:

•	Cash payments of approximately $300 to vendors with which the Company had established settlement agreements.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

•	Establishment of a standby letter of credit in favor of Cingular, which resulted in restricted cash in the original amount of $600.

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

Changes in Estimates

During the year ended December 31, 2003, the Company reviewed certain liability provisions and accrued expenses based on recent discussions with vendors and recorded the following adjustments:

•
A $347 reduction of general and administrative expenses relating to the elimination of an accrued liability for deferred rent on the Company’s lease obligations at 401 and 433 Hackensack Avenue (see note 3).

•	A $1,513 reduction of accruals for certain subscriber related costs based upon a finalization of amounts owed to vendors.

•	A $372 reduction of accruals for certain sales and marketing costs recorded in prior periods.

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

The notes contained a beneficial conversion feature, which had been calculated in the amount of approximately $528. This amount was amortized as interest expense through March 2004 when it was converted to equity.

In addition to the Notes, the Company granted to the investors warrants to purchase 16,916 shares of the Company's common stock at a price of $12.00 per share. These warrants were immediately exercisable at the date of grant and expire in five years. The warrants had an estimated fair market value at the date of grant of approximately $487, as determined using the Black-Scholes method, which discount was amortized as interest expense over the life of the debt. The Note Payable is shown on the Balance Sheet at December 31, 2003 net of unamortized discount in the amount of $390. As of December 31, 2005, 14,101 of these warrants remain outstanding.

On March 10, 2004, the Company’s stockholders at a special meeting of the stockholders approved the following:
•	Approved the issuance of 1,224,304 shares of the Company’s common stock in exchange for cash consideration of $12,209, net of expenses.
•	Authorized the Board of Directors to amend the Company’s restated certificate of incorporation to effect a reverse stock split at one of five different ratios.
•
Authorized the Board of Directors to amend the Company’s restated certificate of incorporation to increase the number of shares of common stock the Company is authorized to issue from 200,000,000 to 350,000,000 shares, resulting in an increase in the total number of authorized shares of capital stock from 204,351,943 to 354,351,943. The Board of Directors did not act on this approval to increase the Company’s authorized shares.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

As a result, the Company issued a total of 1,310,813 shares of its common stock, comprised of the 1,224,304 shares referred to above and 86,509 shares upon the mandatory conversion of the Bridge Notes Payable and related accrued interest. The Company received net proceeds of approximately $12,000 after deducting the $714 cash payment made to the offering placement agent and deferred offering expenses such as professional fees.

6.	Segment Information.

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

Segment information for the years ended December 31:

	2005	2004	2003
Revenues:
Wireless services	$4,931	$6,029	$11,878
Prepaid services	3,147	193	--
Corporate	--	--	--
	8,078	6,222	11,878
Depreciation and amortization:
Wireless services	1,124	1,486	2,993
Prepaid services	--	--	--
Corporate	--	--	--
	1,124	1,486	2,993
Operating loss:
Wireless services	(1,757)	(2,688)	(3,998)
Prepaid services	(1,014)	(222)	--
Corporate	(2,525)	(2,816)	(6,059)
	(5,296)	(5,726)	(10,057)

Gain on sale of subscribers	--	--	1,756
Settlement gains, net	--	1,494	85
Interest (expense) income, net	160	(944)	(275)
	160	550	1,566
Net loss before benefit from income taxes	(5,136)	(5,176)	(8,491)
Income tax benefit	764	732	284
Net loss	$(4,372)	$(4,444)	$(8,207)

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Segment balance sheet information as of December 31:

Assets:	2005	2004
Wireless services	$7,975	$9,937
Prepaid services	378	360
Corporate	5,722	7,689
	$14,075	$17,986

Capital expenditures:
Wireless services	$188	$138
Prepaid services	34	--
Corporate	--	--
	$222	$138

7.	Relationship with EarthLink, Inc.

On September 25, 2002, the Company formed a comprehensive relationship with EarthLink by entering into a series of agreements pursuant to which, among other things, EarthLink purchased certain of the Company’s subscribers (collectively, the “transferred subscribers).

As a result of this relationship and the transfer of subscribers, the Company received and recorded approximately $1,756 of gains on sales of subscribers during 2003 and had remaining $50 of deferred revenue as of December 31, 2004.

8.	Acquisition of Intangible Assets

On December 1, 2004, the Company acquired certain assets from Global Interactive, a provider of wireless products, services, and accessories. The total purchase price of approximately $442 included the issuance of 30,000 shares of the Company's common stock valued at $12.23 per share. The total purchase price was recorded as an intangible asset and has been amortized over 12 months.

On September 1, 2004, the Company purchased certain assets relating to prepaid telephone calling cards. The total purchase price of approximately $75 was satisfied through the issuance of 24,671 shares of the Company's common stock. The total purchase price was recorded as an intangible asset and has been amortized over 12 months.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9.	Goodwill and Other Intangible Assets

Impairment Charge Recorded Under SFAS No. 142

During the first half of 2003, the Company identified indicators of impairment, including changes in the Company's operating and cash flow forecasts, and changes in its strategic plans for certain of its acquired businesses, which required that the Company evaluate the appropriateness of the carrying value of its long-lived assets, principally goodwill recorded upon the acquisitions of Outback. A write-down of goodwill totaling $193 was recorded in 2003.

The Company’s annual impairment test indicated that no impairment had occurred during 2005, 2004 and 2003 relative to Wynd.

The following table summarizes the activity in goodwill for the periods indicated:

	Years Ended December 31,
	2005	2004	2003

Beginning balance, net	$6,000	$6,000	$6,193
Impairment charge	--	--	(193)
Ending balance, net	$6,000	$6,000	$6,000

The following table summarizes other intangible assets subject to amortization at the dates indicated:

	December 31, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Trade Names	$4,572	$(4,572)	$--	$4,572	$(4,388)	$184
Technology	3,017	(3,017)	--	3,017	(3,017)	--
Customer Lists	2,258	(2,258)	--	2,258	(2,258)	--
Patents	1,000	(1,000)	--	1,000	(1,000)	--
Other	935	(935)	--	935	(480)	455
	$11,782	$(11,782)	$--	$11,782	$(11,143)	$639

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

10.	Impairment of Other Long-lived Assets

During the year ended December 31, 2003, the Company identified indicators of possible impairment of its other long-lived assets. Such indicators included the continued deterioration in the business climate for wireless Internet service providers, significant declines in the market values of the Company's competitors in the wireless Internet services industry, recent changes in the Company's operating and cash flow forecasts, and changes in our strategic plans. Based on these factors, the Company initiated significant reductions in its workforce resulting in impairment to its property and equipment, principally software and furniture and fixtures. The impairment charge was calculated assuming no salvage value to be obtained from the assets. As a result, the Company recorded an impairment charge of $1,202 during the year ended December 31, 2003 for assets no longer in use. Included in the charge for 2003 is $445, relating to equipment given back to Eastern Computer upon the Company’s default on related lease obligations (see note 4).

11.	Supplemental Balance Sheet Information

Merchandise inventories:

During 2005 and 2004, the Company recorded write-downs of approximately $12 and $84, respectively, in order to reflect inventory at the lower of cost or market. The write-down primarily relates to a lower of cost to market adjustment for wireless PDA models which remained unsold.

Additionally, during 2003, the Company recorded reserves for excess inventory quantities of approximately $47. As of December 31, 2005, the Company had applied all reserves for excess inventory quantities to the related merchandise inventory.

Property, equipment and leasehold improvements:

Property, equipment and leasehold improvements consisted of the following:

	December 31,
	2005	2004
Furniture, fixtures and equipment	$754	$754
Computer equipment and software	7,125	6,903
Leasehold improvements	265	265
	8,144	7,922
Less: accumulated depreciation and amortization	(7,467)	(6,982)
	$677	$940

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Accrued expenses:

Accrued expenses consisted of the following:

	December 31,
	2005	2004
Franchise taxes	$190	$--
Professional fees	181	169
Carrier services	122	109
Employee compensation	95	128
Dealer commissions	73	7
Consideration for acquired intangibles	--	45
Acquired subscriber withheld consideration	--	44
Inventory purchases	--	22
Marketing expenses	--	3
Other	15	11
	$676	$538

12.	Commitments and Contingencies

On February 15, 2002, Eagle Truck Lines Inc. (a/k/a Air Eagle, Inc.) filed suit against GoAmerica, Inc. in the Superior Court of the State of California for the County of Los Angeles seeking payment of $590, plus other damages, expenses, interest and costs of suit. This action was removed to the United States District Court for the Central District of California and subsequently, pursuant to a motion brought by GoAmerica, transferred to the District of New Jersey where GoAmerica moved to have it consolidated with the action described in the next paragraph. Air Eagle alleged that GoAmerica, as successor in interest to Flash, failed to perform its obligations under a consulting contract dated July 2, 1999 (the "Contract"), by and between Flash and Air Eagle. Air Eagle alleged that GoAmerica assumed the rights and liabilities under this Contract as a result of its purchase of substantially all of the assets of Flash in November 2000. On September 19, 2003, Air Eagle filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Central District of California. In December 2004, the parties agreed and received court approval to settle this litigation in consideration of GoAmerica’s paying Air Eagle $140 and Air Eagle principals’ agreeing to assist GoAmerica in the Company’s litigation against the Flash Defendants. The charge to settle this matter was included in settlement gains, net.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

On September 22, 2004, Boundless Depot, LLC ("Boundless Depot") and Scott Johnson, one of two Boundless Depot shareholders, sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of one million dollars for GoAmerica's refusal to pay Boundless Depot unattained contingent consideration, comprised of cash and/or GoAmerica Common Stock, with respect to the Asset Purchase Agreement dated as of February 8, 2003 (the "Deafwireless Agreement"), pursuant to which GoAmerica and Wynd Communications acquired certain Deafwireless assets. The total value of such contingent consideration, if all contingencies had been fully met and amounts paid immediately thereupon, would not have exceeded $211; however, the Company does not believe any of the contingent consideration is owed to Boundless Depot or either of its shareholders since conditions of the Deafwireless Agreement were not met and we incurred costs for which we are entitled to receive reimbursement from Boundless Depot or offset against any amounts that may become payable to Boundless Depot. Upon petition by GoAmerica and Wynd Communications, the Court has ordered this matter into arbitration, which process is now pending. The Company intends to defend this action vigorously and may elect to pursue counterclaims.

Future minimum capital lease payments and future minimum lease payments relating to office space under noncancelable operating leases as of December 31, 2005 are as follows:

Year ending December 31,	Capital Leases	Operating Leases
2006	$31	$286
2007	23	140
2008	--	--
2009	--	--
2010	--	--
Thereafter	--	--
Total minimum lease payments	54	$426
Less amount representing interest	(10)
Present value of net minimum capital lease payments	44
Less current portion of capital lease obligations	(19)
Obligations under capital lease, net of current portion	$25

During 2005, 2004 and 2003, total rent expense was approximately $301, $277 and $2,139, respectively.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

At December 31, 2005, a standby letter of credit totaling approximately $300 was outstanding as a security deposit in favor of Velocita (formerly Cingular). As of December 31, 2005, $300 of cash held in the Company's bank accounts was restricted to secure this letter of credit. As of December 31, 2004, a standby leter of credit totaling approximately $600 was outstanding and $604 of cash held in the Company's bank accounts was restricted to secure this letter of credit. The amount was reduced during 2005 as a result of an informal agreement with Velocita.

During 2005, the Company entered into employment agreements with certain of its key executives which provide for fixed compensation. These agreements generally continue until terminated by the employee or the Company and, under certain circumstances, provide for salary continuance for a specified period. The Company's maximum aggregate liability under the agreements if these employees were terminated is approximately $695 at December 31, 2005.

13.	Benefit Plan

The Company has established a defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for voluntary employee contributions of up to 15 percent of compensation for employees meeting certain eligibility requirements. The Company contributes to the plan up to a maximum of 3 percent. The Company’s contribution during 2005 was $42. Prior to 2005, the Company did not contribute to the plan.

14.	Stockholders' Equity

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

A one for ten reverse stock split was effected during May 2004. Additionally, a one for eight reverse stock split was effected during October 2004. The Company retained the current par value of $.01 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock have been restated to reflect the effect of both of the reverse stock splits for all periods presented. Stockholders’ equity reflects both of the reverse stock splits by reclassifying from “Common stock” to “Additional paid in capital” an amount equal to the par value of the reduced shares arising from the reverse splits.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

On May 20, 2004, the Company’s Board of Directors authorized the repurchase of up to 62,500 shares of its Common Stock pursuant to a new stock buyback program. As of December 31, 2005 and 2004, the Company had repurchased an aggregate of 24,063 shares of its Common Stock at an average price of $7.75 per share. All purchases under the program have been made in the open market at the Company's discretion.

The Company also issued warrants in 2003 relating to the settlement of their lease obligations (see note 3) and as part of the bridge note financing (see note 5).

As of December 31, 2005, the Company had reserved shares of common stock for issuance as follows:

Exercise of common stock options	252,108
Exercise of common stock purchase warrants	84,320
Employee stock purchase plan	48,335

15.	Stock Option Plans and Other Stock-Based Compensation

On August 3, 1999, the Company adopted the GoAmerica Communications Corp. 1999 Stock Option Plan. This plan provided for the granting of awards to purchase shares of common stock. No further options will be made under the GoAmerica Communications Corp. 1999 Stock Option Plan.

In December 1999, the Company's Board of Directors adopted the GoAmerica, Inc. 1999 Stock Plan (the "1999 Plan") as a successor plan to the GoAmerica Communications Corp. 1999 Stock Option Plan, pursuant to which 60,000 additional shares of the Company's common stock have been reserved for issuance to selected employees, non-employee directors and consultants. In May 2001, the Company’s shareholders approved an increase in the maximum number of shares issuable under the 1999 Plan from 60,000 to 132,809 shares.

In November 2005, the Company's Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan") as a successor plan to the GoAmerica, Inc. 1999 Stock Option Plan, pursuant to which 400,000 additional shares of the Company's common stock have been reserved for issuance to selected employees, non-employee directors and consultants. In December 2005, the Company’s shareholders approved the 2005 Plan.

Under the terms of the 2005 Plan, a committee of the Company's Board of Directors may grant options to purchase shares of the Company's common stock to employees and consultants of the Company at such prices that may be determined by the committee. The 2005 Plan provides for award grants in the form of incentive stock options, non-qualified stock options and restricted stock awards. Options granted under the 2005 Plan generally vest annually over 4 years and expire after 10 years.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

On December 29, 2005 the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out of the money” stock options with exercise prices equal to or greater than $4.19 per share previously awarded to our employees, including our executive officers and directors, under the plan. The acceleration of vesting was effective for stock options outstanding as of December 29, 2005. Options to purchase approximately 31,518 shares of common stock or 86% of our outstanding unvested options were subject to the acceleration. The weighted average exercise price of the options that were accelerated was $19.93. As a result of this acceleration, the Company was required to perform a calculation under FASB Financial Interpretation FIN 44 to determine if a charge resulted from the acceleration. Such computation did not require the recording of any additional expense. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in our Consolidated Statements of operations upon the adoption of SFAS 123R in January 2006. The Company also believes that because the options that were accelerated had exercise prices in excess of the current market value of the Company’s common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

The following table summarizes activity on a combined basis for the plans during 2005, 2004 and 2003:

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2003	115,303	$177.60
Granted	12,188	$24.80
Exercised	(8,931)	$40.00
Cancelled	(41,605)	$292.00
Outstanding at December 31, 2003	76,955	$105.60
Granted	31,770	$13.45
Exercised	(6,776)	$29.23
Cancelled	(12,562)	$118.14
Outstanding at December 31, 2004	89,387	$90.61
Granted	10,242	$4.19
Exercised	--	--
Cancelled	(2,521)	$65.30
Outstanding at December 31, 2005	97,108	$72.59
Exercisable at December 31, 2005	92,108	$76.41
Exercisable at December 31, 2004	48,459	$127.20
Exercisable at December 31, 2003	40,076	$157.60
Available for grant at December 31, 2005	155,000	--

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table summarizes information about fixed price stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price

$2.35-$4.19	20,242	$3.28	9.3 years	15,242	$3.59
$16.00-$26.40	47,193	$20.65	6.2 years	47,193	$20.65
$43.20-$44.80	5,875	$44.02	5.5 years	5,875	$44.02
$84.00-$84.80	4,271	$84.50	5.1 years	4,271	$84.50
$104.80-$151.20	10,020	$146.47	6.9 years	10,020	$146.47
$162.48-$167.20	2,944	$166.61	4.8 years	2,944	$166.61
$401.60-$600.00	5,825	$429.66	5.1 years	5,825	$429.66
$637.60	13	$637.60	5.8 years	13	$637.60
$1200.00-$1280.00	725	$1268.97	5.6 years	725	$1268.97
	97,108			92,108

The weighted average fair value of options granted during 2005, 2004 and 2003 was $2.79, $7.80 and $16.80, respectively.

In December 2005, the Company issued 245,000 shares of common stock under the 2005 Plan in the form of restricted stock awards. These shares were issued as an incentive to retain key employees and officers and will vest over 3 years. Upon issuance of restricted stock, unearned compensation, equivalent to the market price of the shares awarded, is charged to equity and amortized against income over the related vesting period.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table discloses, for the years ended December 31, 2005, 2004 and 2003, the number of options granted and certain weighted-average information:

	Year ended December 31,
	2005			2004			2003

	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price
Exercise price greater than market price	--	$--	$--	--	$--	$--	--	$--	$--
Exercise price equals market price	10,242	$4.19	$4.19	31,770	$13.45	$13.45	12,188	$24.80	$24.80
Exercise price less than market price	--	$--	$--	--	$--	$--	--	$--	$--

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 (see note 1). For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005, 2004 and 2003: weighted-average risk-free interest rate of 4.20%; expected volatility of 80%; no dividends; and a weighted-average expected life of the options of 2.0 years, 2.0 years and 3.0 years, respectively.

In December 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan effective upon the Company's initial public offering of its common stock, which was completed on April 12, 2000. The Company initially reserved 50,000 shares of common stock for issuance under the plan. During 2003 there were 601 shares sold pursuant to the plan.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

16.	Termination of Hands On Merger Agreement

On March 1, 2006, the Company announced its receipt of a letter from Hands On, dated March 1, 2006, in which Hands On purportedly terminated the merger agreement among the parties. Subsequent discussions between the parties did not provide a basis to pursue the merger. Hands On stockholders had approved the proposed merger with GoAmerica at special Hands On stockholder meetings held on February 22, 2006. A Special Meeting of GoAmerica Stockholders relating to the Company’s proposed merger with Hands On was scheduled for March 13, 2006, adjourned from February 27, 2006 in order to allow GoAmerica to achieve a quorum with respect to the Special Meeting. As of March 6, 2006, the Company had achieved a quorum and received votes overwhelmingly in favor of the Hands On merger. On March 7, 2006, the Company announced its cancellation of its Special Meeting of Stockholders and its determination not to pursue its proposed merger with Hands On.

At December 31, 2005, the Company had loaned approximately $531, classified as other assets as of December 31, 2005, to Hands On pursuant to a short-term loan agreement between the parties, dated May 2, 2005. Pursuant to the agreement, these loans are secured by liens on the Hands On assets and are repayable 12 months from the date of the first advance or, begin June 1, 2006 and are scheduled to continue through February 2008, upon the termination of the merger agreement. In addition, the Company is entitled to receive interest at a at a simple interest rate per annum equal to the highest average prime rate charged by a majority of the 30 largest banks, as published in the Wall Street Journal and shall be payable to the Company on the same terms as any repayment of all advances. All overdue payments of principal and interest shall bear interest at a simple interest rate per annum of twelve percent (12%). The Company has notified Hands On to begin repayment of these loans.

The Company has also incurred approximately $280 of merger related expenses, classified as other assets at December 31, 2005, that will be written off as an expense during the first quarter of 2006.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

17.	Income Taxes

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$69,238	$70,587
Deferred compensation	9,121	8,635
Reserves and accruals	105	626
Amortization of goodwill	3,524	4,024
Other	2,648	2,388
Less valuation allowance	(84,635)	(86,259)
Deferred tax assets	1	1
Deferred tax liabilities:
Intangible assets	(1)	(1)
Net deferred tax assets	$--	$--

A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:
	Year ended December 31,
	2005	2004	2003
Statutory federal income tax benefit at 34%	$(1,487)	$(1,511)	$(2,764)
State income tax benefit, net of federal benefit	(1,002)	(962)	(748)
Non-deductible expenses	168	23	481
Other, primarily changes in net operating loss carryforwards available	3,178	2,763	1,976
Change in valuation allowance	(1,621)	(1,045)	771
Total	$(764)	$(732)	$(284)

The state tax benefits recorded in 2005, 2004 and 2003 of $764, $732 and $284, respectively, are attributable to the Company’s sale of certain state net operating loss carryforwards.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

At December 31, 2005, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $179,400 and $137,500, respectively. The federal NOL carryforwards expire beginning in 2011 and state NOL’s beginning in 2006. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 1999, such a change in ownership occurred. As a result of the change, the Company's ability to utilize certain of its net operating loss carryforwards will be limited to approximately $1,400 of taxable income, per year. In addition, the Company acquired additional net operating losses through its acquisitions of Wynd and Hotpaper. The Company believes that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. The Company has not performed a detailed analysis to determine the amount of the potential limitations. In addition, the Company has not performed a detailed analysis to determine the amount of the potential limitations as a result of the March 2004 Financing, described in note 5.

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

18.	Quarterly Financial Data (Unaudited)

The table below summarizes the Company's unaudited quarterly operating results for the years ended December 31, 2005 and 2004.

	Quarter Ended

2005	March 31	June 30	September 30	December 31
Net revenue	$2,028	$1,908	$2,294	$1,848
Cost of revenue	(1,314)	(1,079)	(1,676)	(1,331)
Operating expenses	(1,409)	(1,555)	(1,400)	(2,486)
Depreciation and amortization expenses	(351)	(347)	(241)	(185)
Interest (expense) income, net	38	38	29	55
Benefit from income taxes	--	--	--	764
Net (loss)	$(1,008)	$(1,035)	$(994)	$(1,335)
Net (loss) per common share:
- Basic	$(0.48)	$(0.49)	$(0.48)	$(0.60)
- Diluted	$(0.48)	$(0.49)	$(0.48)	$(0.60)

2004	March 31	June 30	September 30	December 31
Net revenue	$1,948	$1,597	$1,370	$1,307
Cost of revenue	(1,195)	(974)	(733)	(831)
Operating expenses	(1,865)	(1,651)	(1,511)	(1,702)
Depreciation and amortization expenses	(532)	(399)	(267)	(288)
Settlement gains, net	1,621	--	(140)	13
Interest (expense) income, net	(1,065)	36	38	47
Benefit from income taxes	--	--	--	732
Net (loss)	$(1,088)	$(1,391)	$(1,243)	$(722)
Net (loss) per common share:
- Basic	$(1.09)	$(0.68)	$(0.61)	$(0.35)
- Diluted	$(1.09)	$(0.68)	$(0.61)	$(0.35)

GOAMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

19.	Supplemental Cash Flow Information

The table below presents the Company's supplemental disclosure of cash flow information for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,
	2005	2004	2003
Supplemental disclosure of cash flow information:
Interest paid	$28	$32	$21
Acquisition of equipment through capital leases	108	--	--

Non-cash investing and financing activities:
Beneficial conversion feature of convertible bridge note payable	--	--	528
Conversion of bridge note payable into common stock	--	1,015	--
Application of deferred financing costs against proceeds from the sale of stock	--	606	--
Issuance of shares pursuant to management contract	1,245	--	--
Issuance of shares for vendor settlements	--	450	--
Issuance of shares to acquire intangible assets	--	442	--
Issuance of warrant to placement agent to secure financing	--	--	292
Restricted cash utilized to pay accrued expenses	--	--	556
Conversion of capital lease obligation into an account payable	--	--	152
Accrued expenses related to acquisition of subscribers	--	--	50
Accrued expenses related to the incurrence of deferred financing expense	--	--	70

Schedule II

GOAMERICA, INC.
FINANCIAL STATEMENT SCHEDULE

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2005, 2004 and 2003

	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions		Balance at End of Period

Year Ended December 31, 2005
Allowance for doubtful accounts	$603	$318	$643	(1)	$278
Inventory Reserve	--	12	12	(3)	--

Year Ended December 31, 2004
Allowance for doubtful accounts	$1,213	$239	$849	(1)	$603
Inventory Reserve	--	84	84	(3)	--

Year Ended December 31, 2003
Allowance for doubtful accounts	$3,418	$534	$2,739	(1)	$1,213
Inventory Reserve	--	47	47	(3)	--
Sales allowances, discounts & returns	513	134	647	(2)	--

(1) Uncollectible accounts written-off, net of recoveries.
(2) Returns and discounts charged to reserve.
(3) Inventory discounts charged to reserve.