Form 10-K/A
period 2005-12-31
GOAMERICA INC
filed 2006-05-01
CIK 1101268

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

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes:	No:	X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:	X	No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer:	Accelerated Filer	Non-accelerated filer	X

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes:	No:	X

The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2005), was $12,590,227.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 24, 2006:

Class	Number of Shares
Common Stock, $0.01 par value	2,338,451

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the "Annual Report") of GoAmerica, Inc. (the "Company" or "GoAmerica") filed on March 30, 2006 with the Securities & Exchange Commission (the "SEC") is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2005 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 30, 2006 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

- i -

PART III

Item 10. Directors and Executive Officers.

Board of Directors

We currently have seven directors. As set forth in our amended and restated certificate of incorporation, the terms of office of the members of the Board of Directors are divided into three classes: Class A, whose term will expire at the 2007 Annual Meeting of Stockholders; Class B, whose term will expire at the 2008 Annual Meeting of Stockholders; and Class C, whose term will expire at the 2006 Annual Meeting of Stockholders. The current Class A directors are Mark Kristoff and Joseph Korb, the current Class B directors are Daniel Luis and David Lyons, and the current Class C directors are Aaron Dobrinsky, Alan Docter and King Lee. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our by-laws permit the Board of Directors to increase or decrease the size of the Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the Board of Directors may have the effect of delaying or preventing changes in control or management of GoAmerica. The following table provides additional information regarding the members of our Board of Directors:

Name	Age	Served as a Director Since	Positions with the Company
Aaron Dobrinsky	42	1996	Chairman of the Board
Daniel Luis.	39	2003	Chief Executive Officer and Director
Alan Docter	62	1996	Director
Joseph Korb	54	1996	Director
Mark Kristoff	44	1998	Director
King Lee	65	2003	Director
David Lyons	56	2004	Director

Aaron Dobrinsky founded GoAmerica in 1996 and has served as our Chairman of the Board since our inception in 1996. He also served as our President until November 2000 and our Chief Executive Officer until January 2003. Mr. Dobrinsky is currently an executive member of the board of directors of RoomLinX, Inc., a provider of wireless high-speed Internet network solutions to hotels and conference centers, where he also served as Chief Executive Officer from June 2004 through November 1, 2005.

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

Joseph Korb joined GoAmerica in 1997 as Executive Vice President and has been a director since October 1996. From May 2002 to March 2004, Mr. Korb served as our Executive Vice Chairman, having served as our President from November 2000 until May 2002. Mr. Korb is currently a principal in three privately held companies that specialize in software solutions and services for embedded systems.

Mark Kristoff joined our Board of Directors in June 1998. Since 1991, Mr. Kristoff has been President and Chief Operating Officer of Considar, Inc., an international metals trading company. Since 1990, Mr. Kristoff also has been an early-stage investor in many technology companies and serves on the boards of directors of a number of privately held companies.

King Lee joined our Board of Directors in January 2003. Mr. Lee currently serves as the Managing Partner of Resource Capitalists, LLC, a management consulting firm. During his career he has served as the chief executive officer of a number of companies both public and private. Mr. Lee has spent the last twelve years investing in turnarounds and during that same period he was also the co-founder of Wynd Communications Corporation, which became a wholly owned subsidiary of GoAmerica in June 2000. He also served on the board of directors of Wynd Communications Corporation until its acquisition by GoAmerica. Mr. Lee serves on the boards of directors of a number of privately held companies.

David Lyons joined our Board of Directors in October 2004. Mr. Lyons is currently a managing partner of the Nacio Investment Group, the holdings of which include a major interest in Nacio Systems, Inc., a managed hosting company providing outsourced infrastructure and communication services for mid-size businesses that the Nacio Investment Group acquired out of bankruptcy. Prior to joining Nacio in 2002, Mr. Lyons co-founded Globalnet VDS, a transaction services firm active in the consolidation of European voice and data telecommunications businesses. From 1998 to 2000, Mr. Lyons served as Vice President of Acquisitions for Expanets, Inc., a national provider of converged communications solutions founded by NorthWestern Corporation that acquired numerous local communications and data networking companies, as well as Lucent Technology’s Growing and Emerging Markets (GEM) division. Previously, he was Chairman and CEO of Amnex, Inc. and held various executive management positions at Walker Telephone Systems, Inc. and Inter-tel, Inc.

Committees and Meetings of the Board

The Board of Directors held 12 meetings during 2005. During this period, each incumbent member of the Board of Directors attended or participated in at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such person has been a director) and (ii) the total number of meetings held by all Committees of the Board on which each such director served (during the periods such director served). The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee.

The Compensation Committee approves salaries and incentive compensation for our executive officers and key employees, administers and grants awards under the Company's 1999 Stock Plan and 2005 Equity Compensation Plan and administers the terms of outstanding options and restricted stock awards. The Compensation Committee is currently comprised of Messrs. Docter, Kristoff and Lee, with Mr. Docter serving as Chairman. The Compensation Committee held three meetings during 2005.

The Audit Committee's responsibilities include: (i) evaluating and the engagement of the Company's independent auditors; (ii) reviewing and reporting on the results and scope of their audit findings; (iii) reviewing the Company's periodic reports filed with the Securities and Exchange Commission; and (iv) monitoring, on a periodic basis, the internal controls of the Company. The Audit Committee is currently comprised of Messrs. Docter, Kristoff and Lee, with Mr. Lee serving as Chairman. The Audit Committee held four meetings during 2005. The Company’s Board of Directors has determined that King Lee constitutes an “audit committee financial expert”, as such term is defined by the SEC.

The Nominating Committee's responsibilities include recommending to the Board of Directors qualified individuals to serve on the Company's Board of Directors. The Nominating Committee will not consider any nominees recommended by the Company's security holders. The Nominating Committee is currently comprised of Messrs. Docter, Kristoff, Lee and Lyons, with Mr. Kristoff serving as Chairman. The Nominating Committee met once during 2005.

Each of Messrs. Docter, Kristoff, Lee and Lyons has been determined to be “independent” within the meaning of SEC and Nasdaq regulations

Executive Officers

The following table identifies the current executive officers of the Company:

Name	Age	Capacities in Which Serving	In Current Position Since
Daniel R. Luis	39	Chief Executive Officer	2003
Donald G. Barnhart (1)	49	Chief Financial Officer	2004
Jesse Odom (2)	40	Chief Technology Officer	2000
Wayne D. Smith (3)	47	Executive Vice President, General Counsel and Secretary	2005
____________________________________________

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

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission. All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a). Based on our review of the copies of such forms received by us or written representations from such reporting persons, each such reporting person filed all of their respective reports pursuant to Section 16(a) on a timely basis during 2005.

Code of Ethics

GoAmerica maintains a code of ethics applicable to its directors, executive officers and other senior financial personnel. A copy of this code of ethics is posted on our website, accessible at http://www.goamerica.com/Company_info/ethics_execs.php.

Item 11. Executive Compensation

Summary of Compensation in 2005, 2004 and 2003

The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer at any time during 2005, regardless of compensation level, and each other executive officer of the Company whose aggregate cash compensation exceeded $100,000 at the end of 2005 (collectively, the "Named Executives"), for the years ended December 31, 2005, 2004 and 2003.

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus (1) ($)		Other Annual Compensation(2) ($)	Restricted Stock Awards ($)(3)	Securities Underlying Options (#)	All Other Compensation ($)

Daniel R. Luis	2005	200,000		--		--	419,200	--	6,250	(5)
Chief Executive Officer	2004	229,046	(4)	25,000		--	--	4,375	5,953	(5)
	2003	179,706	(4)	--		--	--	--	3,351	(5)

Donald G. Barnhart	2005	165,000		--		--	288,200	--	6,250	(5)
Chief Financial Officer since March 2004;	2004	160,115		27,000		--	--	3,422	5,500	(5)
Principal Accounting Officer since September 2003	2003	154,884		--		--	--	--	3,513	(5)

Jesse Odom	2005	165,000		--		--	288,200	--	5,500	(5)
Chief Technology Officer	2004	178,654	(6)	20,000		--	--	3,422	4,361	(5)
	2003	164,613	(6)	--		--	--	--	7,234	(5)

Wayne D. Smith (7)	2005	162,695		--		--	288,200	--	5,500	(5)
Executive Vice President, General Counsel and Secretary	2004	150,014		50,000	(8)	--	--	3,047	--
	2003	145,000		--		--	--	--	--

(1)	Except as otherwise indicated, the bonus awards were earned in the year indicated and were paid in the following year.

(2)
The value of certain personal benefits is not included since the aggregate amount of such compensation did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus for such Named Executives.

(3)
The amounts shown for the Named Executives for 2005 represent the fair market value (based on the closing sale price on Nasdaq on the initial grant date of November 8, 2005 of $5.24) of restricted stock awards (80,000 shares for Mr. Luis and 55,000 shares for each of Messrs. Barnhart, Odom and Smith) granted as long-term incentives pursuant to the Company’s 2005 Equity Compensation Plan. The restricted stock awards vest in three equal annual installments beginning one year after the date of grant so long as the executive has not voluntarily terminated employment or been terminated for cause. The grants made in November 2005 were made subject to shareholder approval of the 2005 Equity Compensation Plan at the 2005 annual meeting, which was held on December 13, 2005 (on which date the closing price of a share of the Company’s Common Stock was $4.34). At December 31, 2005, the value of the restricted stock granted to the Named Executives (based on the closing sale price of the Common Stock on December 30, 2005, the last trading day of 2005, of $3.86) was $308,800 for Mr. Luis and $212,300 for each of Messrs. Barnhart, Odom and Smith.

(4)	Mr. Luis deferred approximately $35,000 of his base salary until 2004, contingent upon the closing of the March 2004 Financing.

(5)	Represents the dollar value of automobile lease payments paid by or on behalf of the Company for the benefit of the Named Executive.

(6)	Mr. Odom deferred approximately $15,000 of his base salary until 2004, contingent upon the closing of the March 2004 Financing.

(7)	Mr. Smith was appointed an officer of the Company in March 2005.

(8)	One half of such bonus amount was paid during 2005.

Option Grants in 2005

No stock options grants were made to Named Executives during 2005.

Equity Compensation Plans

The following table provides certain information as of December 31, 2005 with respect to each of our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	336,428	$46.14	155,000

Equity compensation plans not approved by security holders	--	--	--

Total (2)	336,428	$46.14	155,000

(1)
Equity compensation plans approved by security holders are the GoAmerica, Inc. 1999 Stock Plan (successor to the 1999 GoAmerica Communications Corp. Stock Option Plan) and the GoAmerica, Inc. 2005 Equity Compensation Plan.

(2)
Excludes warrants to purchase 12,500 shares at $36.80 per share, issued in connection with a creditor settlement in 2003. Also excludes warrants exercisable at $0.15 per share granted in connection with the March 2004 Financing. No shareholder vote was required with such issuances.

On December 13, 2005, we adopted the GoAmerica, Inc. 2005 Equity Compensation Plan (the “2005 Plan”). The 2005 Plan permits the grant of stock options, stock purchase rights and restricted and unrestricted stock awards to our officers, employees, directors and consultants by a committee of our Board of Directors, which committee shall determine prices, vesting schedules and duration of any grant of incentive and non-qualified stock options and stock purchase rights and vesting schedules of restricted and unrestricted stock awards. Subject to customary adjustments for stock splits, stock dividends or similar transactions, the aggregate number of shares of common stock available for issuance under the 2005 Plan is initially 400,000.

On August 3, 1999, we adopted the GoAmerica Communications Corp. 1999 Stock Option Plan. This plan provided for the granting of options to purchase shares of common stock. In December 1999, our Board of Directors adopted the GoAmerica, Inc. 1999 Stock Plan as a successor plan to the GoAmerica Communications Corp. 1999 Stock Option Plan (collectively, the “1999 Plan”), pursuant to which 27,779 shares remained available. Upon adoption of the 2005 Plan, no further options will be granted under the 1999 Plan. Stock options granted under the 1999 Plan generally vested over 4 years and expire after 10 years. On December 29, 2005, we accelerated the vesting of 31,518 unvested, outstanding stock options that had an exercise price above the then current market price of our common stock.

Aggregated Option Exercises in 2005 and Year-End Option Values

No stock options were exercised byt the Named Executives during 2005. The following table presents information concerning the number of stock options held by the Named Executives at December 31, 2005.  None of the Named Executives owned any stock options with an exercise price below $3.87, the closing sale price of one share of the Company's Common Stock on December 31, 2005.

	Number of Shares Underlying Unexercised Options at Fiscal Year-end (#)
Name	Exercisable	Unexercisable
Daniel R. Luis	16,433	--
Donald Barnhart	5,405	--
Jesse Odom	10,299	--
Wayne D. Smith	4,514	--

Compensation of Directors

Non-employee (or "independent") directors serving on our Board of Directors receive quarterly compensation of $5,000 in cash and per meeting fees of $1,250 for each in person Board meeting attended, and $750 for each telephonic Board meeting attended. Each Committee member is entitled to receive $500 for each Board Committee meeting attended, except when such Committee meeting is contiguous to a full Board meeting, in which case no additional Committee attendance fee is payable. The Chairman receives an additional $2,500 in cash per quarter and each Committee Chairman receives an additional $1,500 in cash per quarter. Continuing Board members have the right to receive an option grant of 7,500 shares (of the Company’s Common Stock) and each new Board member has the right to receive an initial option grant of 10,000 shares. In each case such options were granted with an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant, with approximately twenty five percent vesting immediately and the balance generally vesting ratably during the three years following the date of grant. The annual stock option grants to continuing directors in 2004 and 2005 were deferred, subject to the Company’s engagement in 2005 of an independent compensation consultant to, among other things, survey and recommend a new compensation plan for the Board of Directors for 2004 and thereafter. Such consultant’s recommendation was adopted by the Board of Directors and is reflected above except that the Board may decide to grant a lesser number of restricted shares of the Company’s Common Stock in lieu of stock option grants for services during and since 2004, consistent with the consultants' recommendations. Each director will be reimbursed by the Company for his or her reasonable expenses incurred in connection with his or her participation in our Board meetings.

Mr. Dobrinsky is a party to an agreement with the Company, effective as of May 6, 2002 and amended as of March 10, 2004, under which he now serves as the Company’s Chairman of the Board, receiving director compensation equal to the Company’s independent directors but receiving no salary. Mr. Korb is party to an agreement with the Company, dated as of March 10, 2004, under which he receives director compensation equal to the Company’s independent directors but receives no salary. Mr. Luis is a party to an amended and restated agreement with the Company, effective as of November 8, 2005, under which he now serves as our Chief Executive Officer at an initial base salary of $200,000. Mr. Barnhart is a party to an amended and restated agreement with the Company, effective as of November 8, 2005, under which he serves as the Company’s Chief Financial Officer at an initial base salary of $165,000. Mr. Odom is a party to an amended and restated agreement with the Company, effective as of November 8, 2005, under which he serves as the Company’s Chief Technology Officer at an initial base salary of $165,000. Mr. Smith is a party to an agreement with the Company, dated as of November 8, 2005, under which he serves as the Company’s Executive Vice President, General Counsel and Secretary at an initial salary of $165,000. The Compensation Committee may award any or all of the Named Executives additional bonus payments or option grants in its discretion. The current term of each agreement with the four Named Executives is for two years; each such agreement provides for an annual salary review and a specified increase in base salary as of the end of the Company’s first fiscal quarter in 2006 or thereafter for which the Company reports (or would have been able to report but for extraordinary charges that are not expected to recur) EBIDTA profitability as determined by the Company’s independent auditors. In the event any of Messrs. Dobrinsky, Luis, Barnhart, Odom or Smith is terminated without cause, resigns for good reason or, in the case of each of Mr. Dobrinsky and Mr. Luis, is not reelected to the Company’s Board of Directors, he shall be entitled to receive enhanced severance; specifically, in the case of the four Named Executives, an amount equal to one year’s base salary. In the event of non-renewal of an agreement with a Named Executive, the Named Executive shall be entitled to receive an amount equal to six months of base salary. Mr. Dobrinsky receives up to $800 per month in automobile allowances and will be reimbursed for additional automobile expenses incurred in connection with his duties. Each of Messrs. Luis, Odom, Barnhart and Smith also receive up to $500 per month in automobile allowances and will be reimbursed for additional automobile expenses incurred in connection with their duties. In addition, Mr. Dobrinsky is eligible to be a beneficiary of a term life insurance policy in his name, in the face amount of up to $1.0 million, for which the Company would pay the premiums. Each employment agreement also contains certain invention assignment and confidentiality provisions and also requires that the Company maintain standard directors and officers insurance of no less than $10 million.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Common Stock

The following table sets forth certain information, as of March 24, 2006, with respect to holdings of the Company's Common Stock by each of the Company's directors and Named Executives, and all directors and officers as a group. Unless otherwise indicated, the address for the individuals below is that of the Company: GoAmerica, Inc., 433 Hackensack Avenue, Hackensack, New Jersey 07601. The Company does not believe that any person beneficially owns more than 5% of the total number of shares of Common Stock outstanding as of such date, based on currently available Schedules 13D and 13G filed with the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Directors and Named Executives:
Donald Barnhart	60,755 (3)	2.6%
Aaron Dobrinsky	44,393 (4)	1.9%
Alan Docter	5,650 (5)	*
Joseph Korb	13,162(6)	*
Mark Kristoff	65,05 (7)	*
King Lee	4,258 (8)	*
Daniel R. Luis	96,721 (9)	4.1%
David Lyons	5,000 (10)	*
Jesse Odom	65,299 (11)	2.8%
Wayne D. Smith	59,639 (12)	2.6%
All directors and executive officers as a group (10 persons)	362,002 (13)	15.5%

* Less than one percent.

(1)
Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2)
Applicable percentage of ownership is based on an aggregate of 2,338,451 shares of Common Stock outstanding on March 24, 2006, plus any stock options and warrants held by each such holder which are exercisable as of March 24, 2006 or become exercisable within 60 days after such date.

(3)
Includes approximately 3,300 shares of Common Stock underlying options which are exercisable as of March 24, 2006 or become exercisable within 60 days after such date and 55,000 shares subject to a restricted stock grant.

(4)
Includes 5 shares held for the benefit of Mr. Dobrinsky's minor children. Mr. Dobrinsky has voting and dispositive power with respect to such shares. Also includes 8,065 shares of Common Stock underlying options which are exercisable as of March 24, 2006 or within 60 days after such date..

(5)	Represents shares of Common Stock underlying options which are exercisable as of March 24, 2006 or become exercisable within 60 days after such date.

(6)	Includes 6,828 shares of Common Stock underlying options which are exercisable as of March 24, 2006 or become exercisable within 60 days after such date.

(7)	Includes 5,650 shares of Common Stock underlying options which are exercisable as of March 24, 2006 or become exercisable within 60 days after such date.

(8)
Includes 4,258 shares of Common Stock underlying options which are exercisable as of March 24, 2006 or within 60 days after such date. Also includes 584 shares held by the Lee Living Trust, of which Mr. Lee is a co-trustee, but not a beneficiary. Also includes 37 shares of Common Stock underlying warrants which are immediately exercisable held by the Lee Living Trust.

(9)
Includes 16,433 shares of Common Stock underlying options which are exercisable as of March 24, 2006 or become exercisable within 60 days after such date and 80,000 shares subject to a restricted stock grant.

(10)	Represents approximate number of shares of Common Stock underlying options which are exercisable as of March 24, 2006 or within 60 days after such date.

(11)
Includes 10,299 shares of Common Stock underlying options which are exercisable as of March 24, 2006 or become exercisable within 60 days after such date and 55,000 shares subject to a restricted stock grant.

(12)
Includes 4,514 shares of Common Stock underlying options which are exercisable as of March 24, 2006 or become exercisable within 60 days after such date and 55,000 shares subject to a restricted stock grant.

(13)	Includes an aggregate of 69,997 shares of Common Stock underlying options which are exercisable as of March 24, 2006 or become exercisable within 60 days after such date and an aggregate of 245,000 shares subject to restricted stock grants.

Item 13. Certain Relationships and Related Transactions.

There have been no transactions involving any of Messrs. Docter, Kristoff or Lee or any other insiders to be disclosed since January 1, 2005 under the heading “Compensation Committee Interlocks and Insider Participation” or otherwise. The Company entered into a services agreement with David Lyons as of January 1, 2005 to provide certain consulting services for up to six months; Mr. Lyons did not receive compensation in excess of $60,000 in the aggregate during 2005 under such agreement.

Item 14. Principal Accounting Fees and Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by the Company’s independent accountants, WithumSmith+Brown P.C. (“WithumSmith”), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

Audit Fees. Audit fees billed or expected to be billed to the Company by WithumSmith for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the years ended December 31, 2005 and 2004 totaled approximately $132,000 and $94,000, respectively.

Audit-Related Fees. The Company was billed  approximately $22,000 and  $10,000 by WithumSmith for assurance and related services rendered by WithumSmith during the fiscal years ended December 31, 2005 and 2004, respectively, that are not reported under the immediately preceding paragraph.

Tax Fees. The Company was billed  $0 and approximately $2,000 by WithumSmith for tax services, principally advice regarding the preparation of income tax returns, during the fiscal years ended December 31, 2005 and 2004, respectively.

All Other Fees. The Company was billed $0 and $0 by WithumSmith for the fiscal years ended December 31, 2005 and 2004 for permitted non-audit services.

Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of the Audited-Related Fees, Tax Fees and All Other Fees are compatible with maintaining the independence of the Company’s principal accountant.

Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved. The Company has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

Item 15.	Exhibits and Financial Statements.

(a)(3) Exhibits.

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of May, 2006.

GOAMERICA, INC.

By:	/s/ Daniel R. Luis
Daniel R. Luis
Chief Executive Officer

By:	/s/ Donald G. Barnhart
Donald G. Barnhart
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.