Form 10-Q
period 2006-03-31
GOAMERICA INC
filed 2006-05-11
CIK 1101268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

Yes: ☒	No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 2006:

Class	Number of Shares
Common Stock, $.01 par value	2,338,451

GOAMERICA, INC.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOAMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,281	$$4,804
Accounts receivable, net	1,412	1,154
Merchandise inventories, net	113	161
Prepaid expenses and other current assets	479	135
Total current assets	6,285	6,254
Restricted cash	--	300
Property, equipment and leasehold improvements, net	511	677
Goodwill, net	6,000	6,000
Other assets	270	844
	$13,066	$$14,075

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$724	$$765
Accrued expenses	699	676
Deferred revenue	87	92
Other current liabilities	13	19
Total current liabilities	1,523	1,552
Other long term liabilities	16	25

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized: 200,000,000 shares in 2006 and 2005; issued: 2,362,514 in 2006 and 2005	24	24
Additional paid-in capital	286,014	287,137
Deferred employee compensation	--	(1,230)
Accumulated deficit	(274,325)	(273,247)
Treasury stock, at cost, 24,063 shares in 2006 and 2005	(186)	(186)
Total stockholders' equity	11,527	12,498
	$13,066	$14,075

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Subscriber	$290	$787
Prepaid services	1,105	891
Relay services	467	159
Commissions	827	3
Equipment	50	102
Other	2	86
	2,741	2,028
Costs and expenses:
Cost of subscriber airtime	139	285
Cost of equipment revenue	80	105
Cost of network operations	33	94
Cost of relay services	45	--
Cost of prepaid services	1,116	830
Sales and marketing	542	111
General and administrative	1,189	1,244
Research and development	133	54
Depreciation and amortization of fixed assets	168	130
Amortization of other intangibles	--	221
	3,445	3,074
Loss from operations	(704)	(1,046)
Other income (expense):
Terminated merger costs	(419)	--
Interest income (expense), net	45	38
Total other income (expense), net	(374)	38
Net loss	$(1,078)	$(1,008)

Basic net loss per share	$(0.46)	$(0.48)
Diluted net loss per share	$(0.46)	$(0.48)
Weighted average shares used in computation of basic net loss per share	2,338,451	2,093,432
Weighted average shares used in computation of diluted net loss per share	2,338,451	2,093,432

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(1,078)	$(1,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	168	130
Amortization of other intangible assets	--	221
Provision for losses on accounts receivable	35	20
Non cash employee compensation	107	--
Write off of capitalized terminated merger costs	419	--
Changes in operating assets and liabilities:
Increase in accounts receivable	(293)	(104)
Decrease in other receivables	--	732
Decrease (increase) in merchandise inventories	48	(73)
Increase in prepaid expenses and other current assets	(20)	(39)
Decrease in accounts payable	(41)	(107)
Increase in accrued expenses	23	57
(Decrease) increase in deferred revenue	(5)	27
Net cash used in operating activities	(637)	(144)

Investing activities
Change in other assets and restricted cash	131	300
Purchase of property, equipment and leasehold improvements	(2)	(134)
Net cash provided by investing activities	129	166

Financing activities
Issuance of common stock for exercise of stock options and warrants	--	2
Payments made on capital lease obligations	(15)	(1)
Net cash (used in) provided by financing activities	(15)	1

Net increase (decrease) in cash and cash equivalents	(523)	23
Cash and cash equivalents at beginning of period	4,804	7,098
Cash and cash equivalents at end of period	$4,281	$7,121

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of March 31, 2006 and the results of its operations and its cash flows for the three month periods ended March 31, 2006 and 2005. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2005.

The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, a total of 51% of the Company’s revenue in their wireless data segment for the three months ended March 31, 2006 was earned through commissions derived from a master dealer agreement with T-Mobile.

The Company has incurred significant operating losses since its inception and, as of March 31, 2006, has an accumulated deficit of $274,325. During the three months ended March 31, 2006, the Company incurred a net loss of $1,078 and used $637 of cash to fund operating activities. As of March 31, 2006, the Company had $4,281 in cash and cash equivalents.

Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim period. Certain reclassifications have been made to the previously filed March 31, 2005 financial statements in order to confirm them to the current presentation. Such reclassifications had no effect on the Company’s reported net loss.

Note 2 - Significant Accounting Policies:

 Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion 29 to eliminate the similar productive asset exception and establishes that exchanges of productive assets should be accounted for at fair value, rather than at carryover basis unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, (2) the transaction is an exchange transaction to facilitate sales to customers, or (3) the transaction lacks commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Furthermore, the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission issued Staff Accounting Bulletin 107 to provide clarification of the OCA’s interpretation of SFAS 123R as it applies to share based compensation arrangements for both employees and non employees. The Company has evaluated the effect of the adoption of SFAS 123R and has concluded that its adoption did not have a material affect on the Company's financial condition and results of operations (see Note 5).

Note 3 - Earnings Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three months ended March 31, 2006 and 2005, 181,428 and 173,707 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share, respectively.

Note 4 - Goodwill:

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company’s goodwill is contained in its Wynd reporting unit, which is included in the wireless data solutions segment. The Company believes there are no such impairment indicators relative to this reporting unit at March 31, 2006.

Note 5 - Stock-based Compensation:

The Company has a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and nonvested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. As of March 31, 2006, the Company had approximately 455,443 shares of common stock reserved for future issuance under our stock option plans, stock purchase plans and restricted stock plans.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, we have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company did not issue any new stock options during the three month period ended March 31, 2006. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The Company’s adoption of SFAS 123R had no effect on the Company’s basic and diluted loss per share for the three months ended March 31, 2006.

The following table sets forth the total stock-based compensation expense resulting from stock options and nonvested restricted stock awards included in the Company’s condensed consolidated statements of operations:

Three Months Ended
March 31, 2006
Selling, general and administrative	$107
Stock-based compensation expense before income taxes	107
Income tax benefit	--
Total stock-based compensation expense after income taxes	$107

Prior to the adoption of SFAS 123R, the Company applied SFAS No. 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income (loss). As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net loss after tax and net loss per common share as if the Comapnay had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month period ended March 31, 2005:

March 31, 2005
Net loss, as reported	$(1,008)
Deduct: Stock-based employee compensation expense included in reported net loss	--

Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(413)
Pro forma net loss	$(1,421)
Loss per share - basic, as reported	$(0.48)
Loss per share - diluted, as reported	$(0.48)
Pro forma loss per share - basic	$(0.68)
Pro forma loss per share - diluted	$(0.68)

Prior to the adoption of SFAS 123R, the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-money” stock options with exercise prices equal to or greater than $4.19 per share previously awarded to our employees, including our executive officers and directors, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 29, 2005. Options to purchase approximately 31,518 shares of common stock or 86% of our outstanding unvested options were subject to the acceleration. The weighted average exercise price of the options that were accelerated was $19.93. The Company believes that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Stock option activity for the three months ended March 31, 2006, is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	97,108	$72.59
Granted	--	--
Exercised	--	--
Cancelled	--	--
Outstanding at March 31, 2006	97,108	$72.59	4.51	$10
Exercisable at March 31, 2006	92,108	$76.41	4.77	$5

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of our first quarter of 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock.

As of March 31, 2006, approximately $5 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.8 years.

The following table summarizes the Company’s nonvested restricted stock activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Non vested stock at December 31, 2005	245,000	$5.24
Granted	--	--
Vested	--	--
Forfeited	--	--
Non vested stock at March 31, 2006	245,000	$5.24

As part of the adoption of SFAS 123R, effective January 1, 2006, the Company eliminated $1,230 of deferred employee compensation against paid in capital. As of March 31, 2006, $1,123 of total unrecognized compensation costs is expected to be recognized over a period of 2.6 years. The Company recognized $107 of expense related to the amortization of these restricted stock awards during the three months ended March 31, 2006.

Note 6 - Contingencies:

On September 22, 2004, Boundless Depot, LLC ("Boundless Depot") and Scott Johnson, one of two Boundless Depot shareholders, sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of $1,000 for GoAmerica's refusal to pay Boundless Depot unattained contingent consideration, comprised of cash and/or GoAmerica Common Stock, with respect to the Asset Purchase Agreement dated as of February 8, 2003 (the "Deafwireless Agreement"), pursuant to which GoAmerica and Wynd Communications acquired certain Deafwireless assets. The total value of such contingent consideration, if all contingencies had been fully met and amounts paid immediately thereupon, would not have exceeded $211; however, the Company does not believe any of the contingent consideration is owed to Boundless Depot or either of its shareholders since conditions of the Deafwireless Agreement were not met and we incurred costs for which we are entitled to receive reimbursement from Boundless Depot or offset against any amounts that may become payable to Boundless Depot. Upon petition by GoAmerica and Wynd Communications, the Court has ordered this matter into arbitration, which process is now pending. The Company intends to defend this action vigorously and may elect to pursue counterclaims.

In the first quarter of 2006, the Company reclassified $300 of restricted cash as of December 31, 2005 to operating cash to reflect an arrangement between the Company and one of its carrier providers which allowed for the elimination of the required letter of credit and related supporting cash account.

Note 7 - Business Segment Information:

The Company has two reportable business segments: Wireless Data Solutions and Prepaid Services. The operating results of these business segments are distinguishable and regularly reviewed by the Company’s executive officers. The Company evaluates the performance of its business segments based primarily on operating income (loss). All overhead is allocated to the business segments, except for certain specific corporate costs, such as corporate management compensation, corporate legal, accounting and governance costs and certain insurance and facilities costs. Operating results presented for the business segments of the Company are as follows:

	Wireless Data	Prepaid
	Solutions	Services	Corporate	Total
Three Months Ended March 31, 2006:

Revenue	$1,636	$1,105	$--	$2,741
Operating profit (loss)	$40	$(119)	$(625)	$(704)

Three Months Ended March 31, 2005:

Revenue	$1,072	$956	$--	$2,028
Operating loss	$(504)	$(141)	$(401)	$(1,046)

Note 8 - Termination of Hands On Merger Agreement:

On May 2, 2005, the Company entered into a short term loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, "Hands On”). Pursuant to that agreement, all amounts that the Company advanced to Hands On are secured, initially, by the assets acquired with such funds with interest at a defined prime rate. If Hands On breaches any material provision of any definitive agreement, the balance of principal and accrued interest becomes immediately due and payable and Hands On will grant the Company a broader security interest in substantially all of Hands On's assets until amounts due under the loan agreement are paid. As of March 31, 2006, the Company had advanced approximately $569, excluding interest, to Hands On under the loan agreement.

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

The details of this loan receivable as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
	(Unaudited)

Current portion, included in prepaid expenses and other current assets	$324	$--

Long term portion, included in other assets	265	531
.
Total	$589	$531

The Company recorded $9 of interest income on these advances during the three months ended March 31, 2006. Accrued interest receivable totaled $20 as of March 31, 2006. As a result of the termination of the merger agreement, repayment obligations will begin June 1, 2006 and are scheduled to continue through February 2008. The Company believes this receivable to be fully collectible and therefore has not provided an allowance for doubtful collections as of March 31, 2006.

At December 31, 2005, the Company had incurred approximately $280 of merger related costs which was capitalized as an other asset. During the period from January 1, 2006 through March 7, 2006, the Company capitalized an additional $139 of merger related costs. As a result of the terminated merger, the Company wrote off this total of $419 of merger related expenses during the three months ended March 31, 2006 and such write off is included in other income (expense), net.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

GoAmerica(R) is a communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired, including telecommunications relay services, wireless subscription services, Internet relay services and wireless devices and accessories. Our i711.com (TM) telecommunications relay service, which was launched in 2005 and which uses Nordia, Inc.’s technology platform and relay operators (also referred to as Communication Assistants or “CA’s”) to facilitate calls, enables people who are deaf or hard of hearing to call and “converse” with hearing parties by using a computer, wireless handheld device or similar unit, through an operator that interprets text to voice and vice versa. Throughout 2005, we provided a wireless version of relay services under a license to Sprint-Nextel, which was marketed under a Sprint brand. During the first quarter of 2006, we began offering our own branded wireless relay service and terminated our license with Sprint-Nextel.  Our wireless subscription services consist of WyndTell (R) and Wireless Toolkit (TM), previously known as WyndPower(TM), which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. WyndTell and Wireless Toolkit allow customers to send and receive email messages to and from any email service, provide for delivery and acknowledgements of sent messages that are read, send and receive TTY/TDD (text telephone or teletypewriter) messages, faxes, and text-to-speech messages, and access the Internet using such wireless computing devices as Research in Motion, or RIM, wireless handheld devices, certain Motorola paging devices and the T-Mobile Sidekick, Fido hiptop, and SunCom hiptop devices running on Danger Inc.'s hiptop platform.  GoAmerica continues to offer wireless data products and services to the consumer and enterprise markets as well as support customers who use our proprietary software technology called Go.Web™. GoWeb is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet primarily from RIM Blackberry wireless handhel devices.  Additionally, we offer telecommunication services in the form of domestic and international prepaid calling cards, as a Company branded GA Prepaid (TM) card or as a private label for distributors of prepaid calling cards. We are obligated to provide usage service utilizing our own infrastructure until the obligation to provide the service is either completed or the card expires.

Our wireless data solutions revenues are derived principally from subscriptions to our value-added wireless data services, for which customers typically pay monthly recurring fees. We derive additional wireless data solutions revenue from the sale of wireless communications devices. Additionally, the Company derives other revenues from commissions received through the acquisition of subscribers on behalf of various network providers with which we do not have reseller agreements.

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

Results of Operations

The following table sets forth, for the three months ended March 31, 2006 and 2005, the percentage relationship to net revenues of certain items included in the Company’s unaudited consolidated statements of operations.

	Three Months Ended March 31,
(In thousands)	2006		2005
	$	%	$	%
Revenues:
Subscriber	$290	10.6	$787	38.9
Prepaid services	1,105	40.3	891	44.0
Relay services	467	17.0	159	7.8
Commissions	827	30.2	3	0.1
Equipment	50	1.8	102	5.0
Other	2	0.1	86	4.2
	2,741	100.0	2,028	100.0
Costs and expenses:
Cost of subscriber airtime	139	5.1	285	14.1
Cost of equipment revenue	80	2.9	105	5.2
Cost of network operations	33	1.2	94	4.6
Cost of relay services	45	1.6	--	--
Cost of prepaid services	1,116	40.7	830	40.9
Sales and marketing	542	19.8	111	5.5
General and administrative	1,189	43.4	1,244	61.3
Research and development	133	4.9	54	2.7
Depreciation and amortization	168	6.1	130	6.4
Amortization of other intangibles	--	--	221	10.9
	3,445	125.7	3,074	151.6
Loss from operations	(704)	(25.7)	(1,046)	(51.6)
Other income (expense):
Terminated merger costs	(419)	(15.2)	--	--
Interest income (expense), net	45	1.6	38	1.9
Total other income (expense), net	(374)	(13.6)	38	1.9
Net loss	$(1,078)	(39.3)	$(1,008)	(49.7)

The following table sets forth the period over period percentage increases or decreases of certain items included in the Company's unaudited consolidated statements of operations.

	Three Months Ended March 31,
(In thousands)			Change
	2006	2005	$	%
Revenues:
Subscriber	$290	$787	$(497)	(63.2)
Prepaid services	1,105	891	214	24.0
Relay services	467	159	308	193.7
Commissions	827	3	824	27466.7
Equipment	50	102	(52)	(51.0)
Other	2	86	(84)	(97.7)
	2,741	2,028	713	35.2
Costs and expenses:
Cost of subscriber airtime	139	285	(146)	(51.2)
Cost of equipment revenue	80	105	(25)	(23.8)
Cost of network operations	33	94	(61)	(64.9)
Cost of relay services	45	--	45	--
Cost of prepaid services	1,116	830	286	34.5
Sales and marketing, net	542	111	431	388.3
General and administrative	1,189	1,244	(55)	(4.4)
Research and development	133	54	79	146.3
Depreciation and amortization	168	130	38	29.2
Amortization of other intangibles	--	221	(221)	--
	3,445	3,074	371	12.1
Loss from operations	(704)	(1,046)	342	(32.7)
Other income (expense):
Terminated merger costs	(419)	--	(419)	--
Interest income (expense), net	45	38	7	18.4
Total other income (expense), net	(374)	38	(412)	(1084.2)
Net loss	$(1,078)	$(1,008)	$(70)	6.9

Three months ended March 31, 2006 Compared to Three months ended March 31, 2005

 Consolidated

Subscriber revenue.  Subscriber revenue decreased 63%, to $290,000 for the three months ended March 31, 2006 from $787,000 for the three months ended March 31, 2005. This decrease was primarily due to declines in our Wynd full service offering subscriber base, as well as our Go.Web customers and was partially offset by increased subscribers to our value added Wireless Toolkit service. We expect the number of our subscribers to continue to decline due to additional deactivations in our Go.Web subscriber base.

Prepaid services revenue.  Prepaid services revenue increased 24%, to $1.1 million for the three months ended March 31, 2006 from $891,000 for the three months ended March 31, 2005.This increase was primarily due to the expansion of our distribution network.

Relay services revenue.  Relay services revenue increased 194%, to $467,000 for the three months ended March 31, 2006 from $159,000 for the three months ended March 31, 2005. This increase was primarily due to increased usage of our i711.com’ telecommunications relay service which was launched in March 2005. We expect relay services revenue to increase as we expand our user base and increase the number of wireless handheld devices on which our own branded wireless relay service is available.

Commission revenue.  We began earning commissions during 2005 from our acquisition of subscribers on behalf of various wireless network providers and recognized $827,000 of commission revenue for the three months ended March 31, 2006 compared to $3,000 for the three months ended March 31, 2005. We expect commission revenue to increase slightly as we continue to acquire subscribers on behalf of various wireless network providers.

Equipment revenue.  Equipment revenue decreased to $50,000 for the three months ended March 31, 2006 from $102,000 for the three months ended March 31, 2005. This decrease was primarily due to lower sales of our ClearMobile prepaid phone product line. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

Other revenue.  Other revenue decreased to $2,000 for the three months ended March 31, 2006 from $86,000 for the three months ended March 31, 2005. This decrease was primarily due to reduced consulting services. We expect other revenue to remain relatively constant as we do not intend to increase consulting projects and consulting services to third parties in the near future.

Cost of subscriber airtime.  Cost of subscriber airtime decreased 51%, to $139,000 for the three months ended March 31, 2006 from $285,000 for the three months ended March 31, 2005. This decrease was primarily due to the decrease in our subscriber base described above. We expect the number of our subscribers to continue to decline due to additional deactivations in our Go.Web subscriber base.

Cost of prepaid services revenue.  Cost of prepaid services revenue increased 35%, to $1.1 million for the three months ended March 31, 2006 from $830,000 for the three months ended March 31, 2005. This increase was primarily due to the expansion of our distribution network resulting in increased usage of our prepaid calling cards.

Cost of network operations.  Cost of network operations decreased to $33,000 for the three months ended March 31, 2006 from $94,000 for the three months ended March 31, 2005 due to decreased salaries and benefits for personnel performing network operations activities and decreased facility costs. We expect our cost of network operations to decline as a percentage of revenue during 2006.

Cost of equipment revenue.  Cost of equipment revenue decreased 24%, to $80,000 for the three months ended March 31, 2006 from $105,000 for the three months ended March 31, 2005. This decrease was primarily due to lower equipment pricing of mobile devices. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

Sales and marketing.  Sales and marketing expenses increased to $542,000 for the three months ended March 31, 2006 from $111,000 for the three months ended March 31, 2005. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products. We expect sales and marketing expenses to increase as a percentage of sales during 2006 as we continue to introduce new products and services to the consumer marketplace.

General and administrative.  General and administrative expenses decreased 4%, to $1,189,000 for the three months ended March 31, 2006 from $1,244,000 for the three months ended March 31, 2005. This decrease was primarily due to decreased salaries and benefits for personnel performing general corporate activities and decreased facility costs and was partially offset by an increase of approximately $107,000 in stock-based compensation. We expect general and administrative expenses to decline as a percentage of revenue during 2006.

Research and development. Research and development expense increased to $133,000 for the three months ended March 31, 2006 from $54,000 for the three months ended March 31, 2005. This increase was primarily due to increased salaries and benefits for personnel performing research and development activities. We expect research and development expenses to remain constant as we utilize internal resources to develop and maintain our WyndTell and relay technologies rather than using outside consultants.

Amortization of other intangibles. The Company had recorded amortization of other intangibles of $221,000 for the three months ended March 31, 2005. The assets were fully amortized as of December 31, 2005.

Terminated merger costs. The Company recorded terminated merger costs of $419,000 for the three months ended March 31, 2006 in connection with the termination of the merger agreement with Hands On.

Interest income (expense), net. Interest income increased to $45,000 for the three months ended March 31, 2006 from $38,000 for the three months ended March 31, 2005.

Wireless Data Solutions Segment

Subscriber revenue.  Subscriber revenue decreased 63%, to $290,000 for the three months ended March 31, 2006 from $787,000 for the three months ended March 31, 2005. This decrease was primarily due to declines in our Wynd full service offering subscriber base, as well as our Go.Web customers and was partially offset by increased subscribers to our value added Wireless Toolkit service. We expect the number of our subscribers to continue to decline due to additional deactivations in our Go.Web subscriber base.

Relay services revenue.  Relay services revenue increased 194%, to $467,000 for the three months ended March 31, 2006 from $159,000 for the three months ended March 31, 2005. This increase was primarily due to increased usage of our i711.comTMtelecommunications relay service which was launched in March 2005. We expect relay services revenue to increase as we expand our user base and increase the number of wireless handheld devices on which our own branded wireless relay service is available.

Commission revenue.  We began earning commissions during 2005 from our acquisition of subscribers on behalf of various wireless network providers and recognized $827,000 of commission revenue for the three months ended March 31, 2006 compared to $3,000 for the three months ended March 31, 2005. We expect commission revenue to increase slightly as we continue to acquire subscribers on behalf of various wireless network providers.

Equipment revenue.  Equipment revenue increased to $50,000 for the three months ended March 31, 2006 from $38,000 for the three months ended March 31, 2005. This increase was primarily due to higher sales of mobile devices. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

Other revenue.  Other revenue decreased to $2,000 for the three months ended March 31, 2006 from $86,000 for the three months ended March 31, 2005. This decrease was primarily due to reduced consulting services. We expect other revenue to remain relatively constant as we do not intend to increase consulting projects and consulting services to third parties in the near future.

Cost of subscriber airtime.  Cost of subscriber airtime decreased 51%, to $139,000 for the three months ended March 31, 2006 from $285,000 for the three months ended March 31, 2005. This decrease was primarily due to the decrease in our subscriber base described above. We expect the number of our subscribers to continue to decline due to additional deactivations in our Go.Web subscriber base.

Cost of network operations.  Cost of network operations decreased to $26,000 for the three months ended March 31, 2006 from $94,000 for the three months ended March 31, 2005 due to decreased salaries and benefits for personnel performing network operations activities and decreased facility costs. We expect our cost of network operations to decline as a percentage of revenue during 2006.

Cost of equipment revenue.  Cost of equipment revenue increased to $80,000 for the three months ended March 31, 2006 from $51,000 for the three months ended March 31, 2005. This increase was primarily due to higher sales of mobile devices and was partially offset by a decrease in pricing of mobile devices. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

Sales and marketing.  Sales and marketing expenses increased to $542,000 for the three months ended March 31, 2006 from $111,000 for the three months ended March 31, 2005. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products. We expect sales and marketing expenses to increase as a percentage of sales during 2006 as we continue to introduce new products and services to the consumer marketplace.

General and administrative.  General and administrative expenses decreased to $487,000 for the three months ended March 31, 2006 from $654,000 for the three months ended March 31, 2005. This decrease was primarily due to decreased salaries and benefits for personnel performing general corporate activities and decreased facility costs. We expect general and administrative expenses to decline as a percentage of revenue during 2006.

Research and development. Research and development expense increased to $133,000 for the three months ended March 31, 2006 from $54,000 for the three months ended March 31, 2005. This increase primarily was due to increased salaries and benefits for personnel performing research and development activities. We expect research and development expenses to remain constant as we utilize internal resources to develop and maintain our WyndTell and Relay technologies rather than using outside consultants.

Amortization of other intangibles. The Company had recorded amortization of other intangibles of $221,000 for the three months ended March 31, 2005. The assets were fully amortized as of December 31, 2005.

Interest income (expense), net. Interest income increased to $45,000 for the three months ended March 31, 2006 from $38,000 for the three months ended March 31, 2005.

Prepaid Services Segment

Prepaid services revenue.  Prepaid services revenue increased 24%, to $1.1 million for the three months ended March 31, 2006 from $891,000 for the three months ended March 31, 2005. This increase was primarily due to the expansion of our distribution network.

Equipment revenue.  We recognized $64,000 of equipment revenue from ClearMobile, our prepaid phone product line for the three months ended March 31, 2005. This segment had no equipment sales during the first quarter of 2006.

Cost of prepaid services revenue.  Cost of prepaid services revenue increased 35%, to $1.1 million for the three months ended March 31, 2006 from $830,000 for the three months ended March 31, 2005. This increase was primarily due to the expansion of our distribution network resulting in increased usage of our prepaid calling cards.

Cost of network operations.  Cost of network operations related to our prepaid calling cards decreased to $7,000 for the three months ended March 31, 2006 from $22,000 for the three months ended March 31, 2005.

Cost of equipment revenue.  Cost of equipment revenue was $54,000 for the three months ended March 31, 2005. This segment had no equipment sales during the first quarter of 2006.

General and administrative.  General and administrative expenses decreased to $77,000 for the three months ended March 31, 2006 from $189,000 for the three months ended March 31, 2005. This decrease was primarily due to decreased professional services fees. We expect general and administrative expenses to decline as a percentage of revenue during 2006.

Corporate Segment

General and administrative.  General and administrative expenses increased to $625,000 for the three months ended March 31, 2006 from $401,000 for the three months ended March 31, 2005. This increase was primarily due to increased salaries and benefits for personnel performing general corporate activities, including $107,000 in stock-based compensation and increased professional services fees. We expect general and administrative expenses to decline as a percentage of revenue during 2006.

Terminated merger costs. The Company recorded terminated merger costs of $419,000 for the three months ended March 31, 2006.

Liquidity and Capital Resources

Since our inception, we financed our operations through a public offering and private placements of our equity securities. We have incurred significant operating losses since our inception and as of March 31, 2006 have an accumulated deficit of $274.3 million. During the three months ended March 31, 2006, we incurred a net loss of $1.1 million, used $637,000 of cash to fund operating activities and overall experienced a decline of $523,000 in our cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

Net cash used in operating activities amounted to $637,000 for the three months ended March 31, 2006 principally reflecting our net loss.

We provided $129,000 in cash from investing activities during the three months ended March 31, 2006, which primarily resulted from the reduction of cash utilized to support a letter of credit in favor of Velocita which is no longer required. This was partially offset by additional funds related to terminated merger costs and advances to Hands On.

Net cash used in financing activities was $15,000 for the three months ended March 31, 2006, which resulted from payments made on capital lease obligations.

As of March 31, 2006, our principal commitments consisted of obligations outstanding under operating leases. As of March 31, 2006, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $425,000, of which approximately $284,000 is payable in the next twelve months.

The following table summarizes GoAmerica’s contractual obligations at March 31, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

March 31, 2006 (In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Capital Lease Obligations	$29	$13	$16	$--	$--
Operating Lease Obligation	425	284	141	--	--
Total	$454	$297	$157	$--	$--

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (iii) our dependence on wireless carrier networks; (iv) our ability to respond to increased competition in the wireless data industry; (v) our ability to integrate acquired businesses and technologies; (vi) our ability to generate revenue growth; (vii) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (viii) difficulties inherent in predicting the outcome of regulatory processes; and (ix) our limited experience in offering prepaid calling cards. Many of such risks and others are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on our financial condition or results of operations.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion 29 to eliminate the similar productive asset exception and establishes that exchanges of productive assets should be accounted for at fair value, rather than at carryover basis unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, (2) the transaction is an exchange transaction to facilitate sales to customers, or (3) the transaction lacks commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on our financial condition or results of operations.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Furthermore, the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission issued Staff Accounting Bulletin 107 to provide clarification of the OCA’s interpretation of SFAS 123R as it applies to share based compensation arrangements for both employees and non employees. The Company has evaluated the effect of the adoption of SFAS 123R and have concluded that its adoption did not have a material affect on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that we have limited exposure to financial market risks, including changes in interest rates. At March 31, 2006, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in our net loss of approximately $43,000 based on cash and cash equivalent balances at March 31, 2006. We currently hold no derivative instruments and do not earn foreign-source income.

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

GOAMERICA, INC.

Date: May 11, 2006	By:	/s/ Daniel R. Luis
Daniel R. Luis
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2006	By:	/s/ Donald G. Barnhart
Donald G. Barnhart
Chief Financial Officer (Principal Financial and Accounting Officer)