Form 10-Q
period 2006-06-30
GOAMERICA INC
filed 2006-08-14
CIK 1101268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2006:
Class	Number of Shares
Common Stock, $.01 par value	2,338,451

GOAMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOAMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents.	$3,915	$4,804
Accounts receivable, net.	1,967	1,154
Merchandise inventories, net .	238	161
Prepaid expenses and other current assets.	659	135
Total current assets.	6,779	6,254

Restricted cash	--	300
Property, equipment and leasehold improvements, net.	467	677
Goodwill, net.	6,000	6,000
Other assets.	175	844
	$13,421	$14,075

Liabilities and stockholders' equity
Current liabilities:
Accounts payable.	$735	$765
Accrued expenses.	1,282	676
Deferred revenue.	97	92
Other current liabilities.	20	19
Total current liabilities.	2,134	1,552

Other long term liabilities.	20	25

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized: 200,000,000 shares in 2006 and 2005; issued: 2,362,514 in 2006 and 2005	24	24
Additional paid-in capital	286,120	287,137
Deferred employee compensation	--	(1,230)
Accumulated deficit	(274,691)	(273,247)
Treasury stock, at cost, 24,063 shares in 2006 and 2005.	(186)	(186)
Total stockholders' equity .	11,267	12,498
	$13,421	$14,075

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2006	2005	2006	2005
Revenues:
Subscriber	$316	$632	$606	$1,419
Prepaid services	1,645	534	2,750	1,425
Relay services	1,361	312	1,828	445
Commissions	659	291	1,486	294
Equipment	51	139	101	241
Other	1	--	3	112
	4,033	1,908	6,774	3,936
Costs and expenses:
Cost of subscriber airtime	166	234	305	519
Cost of equipment revenue	122	193	202	298
Cost of network operations	19	71	52	165
Cost of relay services	647	--	692	--
Cost of prepaid services	1,662	581	2,778	1,411
Sales and marketing	479	342	1,021	453
General and administrative	1,116	1,108	2,305	2,352
Research and development	100	105	233	159
Depreciation and amortization	131	126	299	256
Amortization of other intangibles	--	221	--	442
	4,442	2,981	7,887	6,055
Loss from operations	(409)	(1,073)	(1,113)	(2,119)

Other income (expense):
Terminated merger costst	(12)	--	(431)	--
Interest income (expense), net	55	38	100	76

Total other income (expense), net	43	38	(331)	76
Net loss	$(366)	$(1,035)	$(1,444)	$(2,043)

Basic net loss per share	$(0.16)	$(0.49)	$(0.62)	$(0.98)
Diluted net loss per share	$(0.16)	$(0.49)	$(0.62)	$(0.98)
Weighted average shares used in computation of basic net loss per share	2,338,451	2,093,451	2,338,451	2,093,441
Weighted average shares used in computation of diluted net loss per share	2,338,451	2,093,451	2,338,451	2,093,441

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(1,444)	$(2,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	299	256
Amortization of other intangible assets	--	442
Provision for losses on accounts receivable	90	25
Non cash employee compensation	213	--
Write off of capitalized terminated merger costs	431	--
Changes in operating assets and liabilities:
Increase in accounts receivable	(903)	(212)
Decrease in other receivables	--	732
Increase in merchandise inventories	(77)	(193)
Increase in prepaid expenses and other current assets	(97)	(128)
(Decrease) increase in accounts payable	(30)	108
Increase in accrued expenses	606	27
Increase (decrease) increase in deferred revenue	5	(153)
Net cash used in operating activities	(907)	(1,139)

Investing activities
Change in other assets and restricted cash	111	249
Purchase of property, equipment and leasehold improvements	(75)	(132)
Net cash provided by investing activities	36	117

Financing activities
Issuance of common stock for exercise of stock options and warrants	--	2
Payments made on capital lease obligations	(18)	(1)
Net cash (used in) provided by financing activities	(18)	1

Net increase (decrease) in cash and cash equivalents	(889)	(1,021)
Cash and cash equivalents at beginning of period	4,804	7,098
Cash and cash equivalents at end of period	$3,915	$6,077

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Interest	$5	$--

Supplemental Disclosure of Non-Cash Investing Activities:

Acquisition of equipment through capital leases	$14	$--

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of June 30, 2006 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2006 and 2005. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2005.

The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, a total of 28% and 37% of the Company’s revenue in their wireless data segment for the three and six months ended June 30, 2006 was earned through commissions derived from a master dealer agreement with T-Mobile.

The Company has incurred significant operating losses since its inception and, as of June 30, 2006, has an accumulated deficit of $274,691. During the six months ended June 30, 2006, the Company incurred a net loss of $1,444 and used $907 of cash to fund operating activities. As of June 30, 2006, the Company had $3,915 in cash and cash equivalents.

Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim period. Certain reclassifications have been made to the previously filed June 30, 2005 financial statements in order to conform them to the current presentation. Such reclassifications had no effect on the Company’s reported net loss.

Note 2 - Significant Accounting Policies:

Revenue Recognition-Relay Services

In June 2006, the Federal Communications Commission certified the Company as an Internet Protocol Relay and Video Relay Service Provider.  As a result, the Company became eligible to be compensated directly from the Interstate Telecommunications Relay Services Fund for reimbursement of  their i711.com(R) minutes and began recognizing the full revenue from these minutes along with a related cost of revenue for the costs associated with these minutes, which is provided by Nordia. Previously, the Company relied on Nordia to obtain the reimbursement amounts on the Company’s behalf.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) has published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

In November 2004, the FASB issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on the Company's financial condition or results of operations.

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

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R became effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Furthermore, the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission issued Staff Accounting Bulletin 107 to provide clarification of the OCA’s interpretation of SFAS 123R as it applies to share based compensation arrangements for both employees and non employees. The Company has evaluated the effect of the adoption of SFAS 123R and has concluded that its adoption did not have a material affect on the Company's financial condition and results of operations (see Note 5).

Note 3 - Earnings (Loss) Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the six months ended June 30, 2006 and 2005, 181,428 and 173,532 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share, respectively.

Note 4 - Goodwill:

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company’s goodwill is contained in its Wynd reporting unit, which is included in the wireless data solutions segment. The Company believes there are no such impairment indicators relative to this reporting unit at June 30, 2006.

Note 5 - Stock-based Compensation:

The Company has a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and nonvested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. As of June 30, 2006, the Company had approximately 455,443 shares of common stock reserved for future issuance under our stock option plans, stock purchase plans and restricted stock plans.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, we have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company did not issue any new stock options during the six month period ended June 30, 2006. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The Company’s adoption of SFAS 123R had no effect on the Company’s basic and diluted loss per share for the three and six months ended June 30, 2006.

The following table sets forth the total stock-based compensation expense resulting from stock options and nonvested restricted stock awards included in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Selling, general and administrative	$106	$213
Stock-based compensation expense before income taxes	106	213
Income tax benefit	--	--
Total stock-based compensation expense after income taxes	$106	$213

Prior to the adoption of SFAS 123R, the Company applied SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income (loss). As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net loss after tax and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six month periods ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(1,035)	$(2,043)
Deduct: Stock-based employee compensation expense included in reported net loss	--	--

Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(413)	(826)
Pro forma net loss	$(1,448)	$(2,869)
Loss per share - basic, as reported	$(0.49)	$(0.98)
Loss per share - diluted, as reported	$(0.49)	$(0.98)
Pro forma loss per share - basic	$(0.69)	$(1.37)
Pro forma loss per share - diluted	$(0.69)	$(1.37)

Prior to the adoption of SFAS 123R, the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $4.19 per share previously awarded to our employees, including our executive officers and directors, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 29, 2005. Options to purchase approximately 31,518 shares of common stock or 86% of our outstanding unvested options were subject to the acceleration. The weighted average exercise price of the options that were accelerated was $19.93. The Company believes that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Stock option activity for the six months ended June 30, 2006, is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	97,108	$72.59
Granted	--	--
Exercised	--	--
Cancelled	--	--
Outstanding at June 30, 2006	97,108	$72.59	4.26	$10
Exercisable at June 30, 2006	92,108	$76.41	4.52	$5

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of our second quarter of 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock.

As of June 30, 2006, approximately $4 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the Company’s nonvested restricted stock activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Non vested stock at December 31, 2005	245,000	$5.24
Granted	--	--

Vested	--	--
Forfeited	--	--
Non vested stock at June 30, 2006	245,000	$5.24

As part of the adoption of SFAS 123R, effective January 1, 2006, the Company eliminated $1,230 of deferred employee compensation against paid in capital. As of June 30, 2006, $1,017 of total unrecognized compensation costs is expected to be recognized over a period of 2.3 years. The Company recognized $106 and $213 of expense related to the amortization of these restricted stock awards during the three and six months ended June 30, 2006, respectively.

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

	Wireless Data Solutions	Prepaid Services	Corporate	Total
Three Months Ended June 30, 2006:

Revenue	$2,388	$1,645	$--	$4,033
Operating profit (loss)	$358	$(81)	$(686)	$(409)

Three Months Ended June 30, 2005:

Revenue	$1,374	$534	$--	$1,908
Operating loss	$(500)	$(169)	$(404)	$(1,073)

Six Months Ended June 30, 2006:

Revenue	$4,024	$2,750	$--	$6,774
Operating profit (loss)	$398	$(200)	$(1,311)	$(1,113)

Six Months Ended June 30, 2005:

Revenue	$2,447	$1,489	$--	$3,936
Operating loss	$(1,005)	$(309)	$(805)	$(2,119)

Note 8 - Termination of Hands On Merger Agreement:

On May 2, 2005, the Company entered into a short term loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, "Hands On”). Pursuant to that agreement, all amounts that the Company advanced to Hands On are secured, initially, by the assets acquired with such funds with interest at a defined prime rate. If Hands On breaches any material provision of any definitive agreement, the balance of principal and accrued interest becomes immediately due and payable and Hands On will grant the Company a broader security interest in substantially all of Hands On's assets until amounts due under the loan agreement are paid. As of June 30, 2006, the Company had advanced approximately $569, excluding interest, to Hands On under the loan agreement.

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

The details of this loan receivable as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
	(Unaudited)

Current portion, included in prepaid expenses and other current assets.	$427	$--

Long term portion, included in other assets.	171	531
.
Total.	$598	$531

The Company recorded $18 of interest income on these advances during the six months ended June 30, 2006. Accrued interest receivable totaled $29 as of June 30, 2006. As a result of the termination of the merger agreement, repayment obligations began July 1, 2006 and are scheduled to continue through March 2008. The Company believes this receivable to be fully collectible and therefore has not provided an allowance for doubtful collection as of June 30, 2006.

At December 31, 2005, the Company had incurred approximately $280 of merger related costs which was capitalized as an other asset. During the period from January 1, 2006 through June 30, 2006, the Company capitalized an additional $151 of merger related costs. As a result of the terminated merger, the Company wrote off a total of $12 and $431 of merger related expenses during the three and six months ended June 30, 2006, respectively and such write off is included in other income (expense), net.

Note 9 - Subsequent Events:

During July 2006, the Company entered into a lease agreement for the purchase of approximately $135 of computer equipment. The term of the lease is for 36 months, commencing on August 1, 2006. The lease will be accounted for as a capital lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

GoAmerica(R) is a communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired, including telecommunications relay services, wireless subscription services, prepaid telecommunication services and wireless devices and accessories. Our i711.com(R) telecommunications relay service was launched in March 2005, which uses Nordia, Inc.’s technology platform and relay operators (also referred to as Communication Assistants or “CA’s”) to facilitate calls, and enables people who are deaf or hard of hearing to call and “converse” with hearing parties by using a computer, wireless handheld device or similar unit, through an operator that interprets text to voice and vice versa. Throughout 2005, we provided a wireless version of relay services under a license to Sprint-Nextel, which was marketed under a Sprint brand. During the first quarter of 2006, we began offering our own branded wireless relay service and terminated our license with Sprint-Nextel. Our wireless subscription services consist of WyndTell(R) and our Wireless Toolkit(TM), previously known as WyndPower(TM), which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. WyndTell and Wireless Toolkit allow customers to send and receive email messages to and from any email service, provide for delivery and acknowledgements of sent messages that are read, send and receive TTY/TDD (text telephone or teletypewriter) messages, faxes, and text-to-speech messages, and access the Internet using such wireless computing devices as Research in Motion, or RIM, wireless handheld devices, certain Motorola paging devices and the T-Mobile Sidekick, Fido hiptop, and SunCom hiptop devices running on Danger Inc.'s hiptop platform. GoAmerica continues to offer wireless data products and services to the consumer and enterprise markets as well as support customers who use our proprietary software technology called Go.Web™. GoWeb is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet on numerous wireless computing devices. Additionally, we offer telecommunication services in the form of domestic and international prepaid calling cards, as a Company branded GA Prepaid(TM) card or as a private label for distributors of prepaid calling cards. We are obligated to provide usage service utilizing our own infrastructure until the obligation to provide the service is either completed or the card expires.

Our wireless data solutions revenues are derived from: (i) subscription to our value-added wireless data services, for which customers typically pay monthly recurring fees, (ii) the sale of wireless communications devices, (iii) relay services and (iv) other revenues from commissions received through the acquisition of subscribers on behalf of various network providers with which we do not have reseller agreements. We continue to engineer our technology to operate with new versions of wireless devices as they emerge.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. Equipment revenue is recognized upon shipment to the end user. Revenue from relay services is recognized as revenue when services are provided or earned. Revenue from commissions is recognized upon activation of subscribers on behalf of third party wireless network providers. Revenue from sale of prepaid calling cards is deferred upon sale of the cards. These deferred revenues are recognized as earned when usage of the cards occurs and/or administrative fees are imposed. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market conditions. We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In assessing the recoverability of our goodwill, other intangibles and other long-lived assets, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Results of Operations

The following table sets forth, for the three and six months ended June 30, 2006 and 2005, the percentage relationship to net revenues of certain items included in the Company’s unaudited consolidated statements of operations.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
Revenues:
Subscriber	$316	7.8	$632	33.1	$606	8.9	$1,419	36.1
Prepaid services	1,645	40.8	534	28.0	2,750	40.6	1,425	36.2
Relay services	1,361	33.7	312	16.4	1,828	27.0	445	11.3
Commissions	659	16.3	291	15.2	1,486	21.9	294	7.5
Equipment	51	1.3	139	7.3	101	1.5	241	6.1
Other	1	0.1	--	--	3	0.1	112	2.8
	4,033	100.0	1,908	100.0	6,774	100.0	3,936	100.0
Costs and expenses:
Cost of subscriber airtime	166	4.1	234	12.3	305	4.5	519	13.2
Cost of equipment revenue	122	3.0	193	10.1	202	3.0	298	7.6
Cost of network operations	19	0.5	71	3.7	52	0.8	165	4.2
Cost of relay services	647	16.0	--	--	692	10.2	--	--
Cost of prepaid services	1,662	41.2	581	30.5	2,778	41.0	1,411	35.8
Sales and marketing, net	479	11.9	342	17.9	1,021	15.1	453	11.5
General and administrative	1,116	27.7	1,108	58.0	2,305	34.0	2,352	59.8
Research and development	100	2.5	105	5.5	233	3.4	159	4.0
Depreciation and amortization	131	3.2	126	6.6	299	4.4	256	6.5
Amortization of other intangibles	--	--	221	11.6	--	--	442	11.2
	4,442	110.1	2,981	156.2	7,887	116.4	6,055	153.8
Loss from operations	(409)	(10.1)	(1,073)	(56.2)	(1,113)	(16.4)	(2,119)	(53.8)
Other income (expense):
Terminated merger costst	(12)	(0.3)	--	--	(431)	(6.4)	--	--
Interest income (expense), net	55	1.4	38	2.0	100	1.5	76	1.9
Total other income	43	1.1	38	2.0	(331)	(4.9)	76	1.9
Net loss	$(366)	(9.0)	$(1,035)	(54.2)	$(1,444)	(21.3)	$(2,043)	(51.9)

The following table sets forth the period over period percentage increases or decreases of certain items included in the Company's unaudited consolidated statements of operations.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)			Change				Change
	2006	2005	$	%	2006	2005	$	%
Revenues:
Subscriber	$316	$632	$(316)	(50.0)	$606	$1,419	$(813)	(57.3)
Prepaid services	1,645	534	1,111	208.1	2,750	1,425	1,325	93.0
Relay services	1,361	312	1,049	336.2	1,828	445	1,383	310.8
Commissions	659	291	368	128.5	1,486	294	1,192	405.4
Equipment	51	139	(88)	(63.3)	101	241	(140)	(58.1)
Other	1	--	1	(38.9)	3	112	(109)	(97.3)
	4,033	1,908	2,125	111.4	6,774	3,936	2,838	72.1
Costs and expenses:
Cost of subscriber airtime	166	234	(68)	(29.1)	305	519	(214)	(41.2)
Cost of equipment revenue	122	193	(71)	(36.8)	202	298	(96)	(32.2)
Cost of network operations	19	71	(52)	(73.2)	52	165	(113)	(68.5)
Cost of relay services	647	--	647	--	692	--	692	--
Cost of prepaid services	1,662	581	1,081	186.1	2,778	1,411	1,367	96.9
Sales and marketing, net	479	342	137	40.1	1,021	453	568	125.4
General and administrative	1,116	1,108	8	0.7	2,305	2,352	(47)	(2.0)
Research and development	100	105	(5)	(4.8)	233	159	74	46.5
Depreciation and amortization	131	126	5	4.0	299	256	43	16.8
Amortization of other intangibles	--	221	221	(100.0)	--	442	(442)	(100.0)
	4,442	2,981	(1,461)	49.0	7,887	6,055	1,832	30.3
Loss from operations	(409)	(1,073)	664	(61.9)	(1,113)	(2,119)	1,006	(47.5)
Other income (expense):
Terminated merger costst	(12)	--	(12)	--	(431)	--	(431)	(100.0)
Interest income (expense), net	55	38	17	44.7	100	76	24	31.6
Total other income	43	38	5	13.2	(331)	76	(407)	(535.5)
Net loss	$(366)	$(1,035)	$669	(64.6)	$(1,444)	$(2,043)	$599	(29.3)

Three months ended June 30, 2006 Compared to Three months ended June 30, 2005

 Consolidated

Subscriber revenue.  Subscriber revenue decreased 50%, to $316,000 for the three months ended June 30, 2006 from $632,000 for the three months ended June 30, 2005. This decrease was primarily due to declines in our Wynd full service offering subscriber base, as well as our Go.Web customers and was partially offset by increased subscribers to our value-added WyndPower service. We expect the number of our subscribers to continue to decline due to additional deactivations in our Go.Web subscriber base.

Prepaid services revenue.  Prepaid services revenue increased 208%, to $1.6 million for the three months ended June 30, 2006 from $534,000 for the three months ended June 30, 2005. This increase was primarily due to the expansion of our distribution network.

Relay services revenue.  Relay services revenue increased 336%, to $1.4 million for the three months ended June 30, 2006 from $312,000 for the three months ended June 30, 2005. This increase was primarily due to our obtaining FCC certification, allowing us to bill directly for service usage for the month of June as opposed to submitting through a third party provider as in prior periods as well as increased usage of our i711.com(R) telecommunications relay service which was launched in March 2005. Had we not been certified, relay services revenue would have increased 162%, to $750,000 for the three months ended June 30, 2006 from $312,000 for the three months ended June 30, 2005. We expect relay services revenue to increase as we expand our user base and increase the number of wireless handheld devices on which our own branded wireless relay service is available.

Commission revenue.  We began earning commissions during 2005 from our acquisition of subscribers on behalf of various wireless network providers and recognized $659,000 of commission revenue for the three months ended June 30, 2006 compared to $291,000 for the three months ended June 30, 2005. We expect commission revenue to increase slightly as we continue to acquire subscribers on behalf of various wireless network providers.

Equipment revenue.  Equipment revenue decreased to $51,000 for the three months ended June 30, 2006 from $139,000 for the three months ended June 30, 2005. This decrease was primarily due to lower sales prices for mobile devices. We expect equipment revenue to increase slightly as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

Other revenue.  Other revenue increased to $1,000 for the three months ended June 30, 2006. We expect other revenue to remain relatively constant as we do not intend to increase consulting projects and consulting services to third parties in the near future.

Cost of subscriber airtime.  Cost of subscriber airtime decreased 29%, to $166,000 for the three months ended June 30, 2006 from $234,000 for the three months ended June 30, 2005. This decrease was primarily due to the decrease in our subscriber base described above. We expect the number of our subscribers to continue to decline due to additional deactivations in our Go.Web subscriber base.

Cost of prepaid services revenue.  Cost of prepaid services revenue increased 186%, to $1.7 million for the three months ended June 30, 2006 from $581,000 for the three months ended June 30, 2005. This increase was primarily due to the expansion of our distribution network resulting in increased usage of our prepaid calling cards.

Cost of network operations.  Cost of network operations decreased to $19,000 for the three months ended June 30, 2006 from 71,000 for the three months ended June 30, 2005 due to decreased salaries and benefits for personnel performing network operations activities and decreased facility costs. We expect our cost of network operations to decline as a percentage of revenue during 2006.

Cost of equipment revenue.  Cost of equipment revenue decreased 37%, to $122,000 for the three months ended March 31, 2006 from $193,000 for the three months ended March 31, 2005. This decrease was primarily due to lower equipment pricing of mobile devices. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

Sales and marketing.  Sales and marketing expenses increased to $479,000 for the three months ended June 30, 2006 from $342,000 for the three months ended June 30, 2005. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products. We expect sales and marketing expenses to increase as a percentage of sales during 2006 as we continue to introduce new products and services to the consumer marketplace.

General and administrative.  General and administrative expenses increased slightly to $1,116,000 for the three months ended June 30, 2006 from $1,108,000 for the three months ended June 30, 2005. This increase was primarily due to increased salaries and benefits for personnel performing general corporate activities, including $106,000 in stock-based compensation and was partially offset by decreased professional services fees. We expect general and administrative expenses to decline as a percentage of revenue during 2006.

Research and development. Research and development expense decreased to $100,000 for the three months ended June 30, 2006 from $105,000 for the three months ended June 30, 2005. We expect research and development expenses to remain constant as we utilize internal resources to develop and maintain our WyndTell and relay technologies rather than using outside consultants.

Amortization of other intangibles. The Company had recorded amortization of other intangibles of $221,000 for the three months ended June 30, 2005. The assets were fully amortized as of December 31, 2005.

Terminated merger costs. The Company recorded terminated merger costs of $12,000 for the three months ended June 30, 2006 in connection with the termination of the merger agreement with Hands On.

Interest income (expense), net. Interest income increased to $55,000 for the three months ended June 30, 2006 from $38,000 for the three months ended June 30, 2005.

Wireless Data Solutions Segment

Subscriber revenue.  Subscriber revenue decreased 50%, to $316,000 for the three months ended June 30, 2006 from $632,000 for the three months ended June 30, 2005. This decrease was primarily due to declines in our Wynd full service offering subscriber base, as well as our Go.Web customers and was partially offset by increased subscribers to our value-added WyndPower service. We expect the number of our subscribers to continue to decline due to additional deactivations in our Go.Web subscriber base.

Relay services revenue.  Relay services revenue increased 336%, to $1.4 million for the three months ended June 30, 2006 from $312,000 for the three months ended June 30, 2005. This increase was primarily due to our obtaining FCC certification allowing us to bill directly for service usage for the month of June as opposed to submitting through a third party provider as in prior periods as well as increased usage of our i711.com(R) telecommunications relay service which was launched in March 2005. Had we not been certified, relay services revenue would have increased 162%, to $750,000 for the three months ended June 30, 2006 from $312,000 for the three months ended June 30, 2005. We expect relay services revenue to increase as we expand our user base and increase the number of wireless handheld devices on which our own branded wireless relay service is available.

Commission revenue.  We began earning commissions during 2005 from our acquisition of subscribers on behalf of various wireless network providers and recognized $659,000 of commission revenue for the three months ended June 30, 2006 compared to $291,000 for the three months ended June 30, 2005. We expect commission revenue to increase slightly as we continue to acquire subscribers on behalf of various wireless network providers.

Equipment revenue.  Equipment revenue decreased to $51,000 for the three months ended June 30, 2006 from $139,000 for the three months ended June 30, 2005. This decrease was primarily due to lower sales prices for mobile devices. We expect equipment revenue to increase slightly as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

Other revenue.  Other revenue increased to $1,000 for the three months ended June 30, 2006. We expect other revenue to remain relatively constant as we do not intend to increase consulting projects and consulting services to third parties in the near future.

Cost of subscriber airtime.  Cost of subscriber airtime decreased 29%, to $166,000 for the three months ended June 30, 2006 from $234,000 for the three months ended June 30, 2005. This decrease was primarily due to the decrease in our subscriber base described above. We expect the number of our subscribers to continue to decline due to additional deactivations in our Go.Web subscriber base.

Cost of network operations.  Cost of network operations decreased to $12,000 for the three months ended June 30, 2006 from $49,000 for the three months ended June 30, 2005 due to decreased salaries and benefits for personnel performing network operations activities and decreased facility costs. We expect our cost of network operations to decline as a percentage of revenue during 2006.

Cost of equipment revenue.  Cost of equipment revenue decreased 37%, to $122,000 for the three months ended March 31, 2006 from $193,000 for the three months ended March 31, 2005. This decrease was primarily due to lower equipment pricing of mobile devices. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

Sales and marketing.  Sales and marketing expenses increased to $479,000 for the three months ended June 30, 2006 from $342,000 for the three months ended June 30, 2005. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products. We expect sales and marketing expenses to increase as a percentage of sales during 2006 as we continue to introduce new products and services to the consumer marketplace.

General and administrative.  General and administrative expenses decreased to $362,000 for the three months ended June 30, 2006 from $604,000 for the three months ended June 30, 2005. This decrease was primarily due to decreased salaries and benefits for personnel performing general corporate activities and decreased facility costs. We expect general and administrative expenses to decline as a percentage of revenue during 2006.

Research and development. Research and development expense decreased to $100,000 for the three months ended June 30, 2006 from $105,000 for the three months ended June 30, 2005. We expect research and development expenses to remain constant as we utilize internal resources to develop and maintain our WyndTell and relay technologies rather than using outside consultants

Amortization of other intangibles. The Company had recorded amortization of other intangibles of $221,000 for the three months ended June 30, 2005. The assets were fully amortized as of December 31, 2005.

Prepaid Services Segment

Prepaid services revenue.  Prepaid services revenue increased 208%, to $1.6 million for the three months ended June 30, 2006 from $534,000 for the three months ended June 30, 2005. This increase was primarily due to the expansion of our distribution network.

Cost of prepaid services revenue.  Cost of prepaid services revenue increased 186%, to $1.7 million for the three months ended June 30, 2006 from $581,000 for the three months ended June 30, 2005. This increase was primarily due to the expansion of our distribution network resulting in increased usage of our prepaid calling cards.

Cost of network operations.  Cost of network operations related to our prepaid calling cards decreased to $7,000 for the three months ended June 30, 2006 from $22,000 for the three months ended June 30, 2005.

General and administrative.  General and administrative expenses decreased to $68,000 for the three months ended June 30, 2006 from $100,000 for the three months ended March 31, 2005. This decrease was primarily due to decreased professional services fees. We expect general and administrative expenses to decline as a percentage of revenue during 2006.

Corporate Segment

General and administrative.  General and administrative expenses increased to $686,000 for the three months ended June 30, 2006 from $404,000 for the three months ended June 30, 2005. This increase was primarily due to increased salaries and benefits for personnel performing general corporate activities, including $106,000 in stock-based compensation and increased professional services fees. We expect general and administrative expenses to decline as a percentage of revenue during 2006.

Terminated merger costs. The Company recorded terminated merger costs of $12,000 for the three months ended June 30, 2006 in connection with the termination of the merger agreement with Hands On.

Interest income (expense), net. Interest income increased to $55,000 for the three months ended June 30, 2006 from $38,000 for the three months ended June 30, 2005.

Six months ended June 30, 2006 Compared to Six months ended June 30, 2005

 Consolidated

Subscriber revenue.  Subscriber revenue decreased 57%, to $606,000 for the six months ended June 30, 2006 from $1.4 million for the six months ended June 30, 2005. This decrease was primarily due to declines in our Wynd full service offering subscriber base, as well as our Go.Web customers and was partially offset by increased subscribers to our value-added WyndPower service.

Prepaid services revenue.  Prepaid services revenue increased 93%, to $2.7 million for the six months ended June 30, 2006 from $1.4 million for the six months ended June 30, 2005. This increase was primarily due to the expansion of our distribution network.

Relay services revenue.  Relay services revenue increased 311%, to $1.8 million for the six months ended June 30, 2006 from $445,000 for the six months ended June 30, 2005. This increase was primarily due to our obtaining FCC certification allowing us to bill directly for service usage for the month of June as opposed to submitting through a third party provider as in prior periods as well as increased usage of our i711.com(R) telecommunications relay service which was launched in March 2005. Had we not been certified, relay services revenue would have increased 106%, to $916,000 for the six months ended June 30, 2006 from $445,000 for the six months ended June 30, 2005.

Commission revenue.  We began earning commissions during 2005 from our acquisition of subscribers on behalf of various wireless network providers and recognized $1.5 million of commission revenue for the six months ended June 30, 2006 compared to $294,000 for the six months ended June 30, 2005.

Equipment revenue.  Equipment revenue decreased to $101,000 for the six months ended June 30, 2006 from $241,000 for the six months ended June 30, 2005. This decrease was primarily due to lower sales prices for mobile devices as well as lower sales of our ClearMobile prepaid phone product line.

Other revenue.  Other revenue decreased to $3,000 for the six months ended June 30, 2006 from $112,000 for the six months ended June 30, 2005. This decrease was primarily due to reduced consulting services.

Cost of subscriber airtime.  Cost of subscriber airtime decreased 41%, to $305,000 for the six months ended June 30, 2006 from $519,000 for the six months ended June 30, 2005. This decrease was primarily due to the decrease in our subscriber base described above.

Cost of prepaid services revenue.  Cost of prepaid services revenue increased 97%, to $2.8 million for the six months ended June 30, 2006 from $1.4 million for the six months ended June 30, 2005. This increase was primarily due to the expansion of our distribution network resulting in increased usage of our prepaid calling cards.

Cost of network operations.  Cost of network operations decreased to $52,000 for the six months ended June 30, 2006 from $165,000 for the six months ended June 30, 2005 due to decreased salaries and benefits for personnel performing network operations activities and decreased facility costs.

Cost of equipment revenue.  Cost of equipment revenue decreased 32%, to $202,000 for the six months ended June 30, 2006 from $298,000 for the six months ended June 30, 2005. This decrease was primarily due to lower prices for mobile devices as well as lower sales of our ClearMobile prepaid phone product line.

Sales and marketing.  Sales and marketing expenses increased to $1.0 million for the six months ended June 30, 2006 from $453,000 for the six months ended June 30, 2005. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products.

General and administrative.  General and administrative expenses decreased to $2,305,000 for the six months ended June 30, 2006 from $2,352,000 for the six months ended June 30, 2005. This decrease was primarily due to decreased salaries and benefits for personnel performing general corporate activities and decreased facility costs and was partially offset by an increase of approximately $213,000 in stock-based compensation.

Research and development. Research and development expense increased to $233,000 for the six months ended June 30, 2006 from $159,000 for the six months ended June 30, 2005. This increase was primarily due to increased salaries and benefits for personnel performing research and development activities.

Amortization of other intangibles. The Company had recorded amortization of other intangibles of $442,000 for the six months ended June 30, 2005. The assets were fully amortized as of December 31, 2005.

Terminated merger costs. The Company recorded terminated merger costs of $431,000 for the six months ended June 30, 2006 in connection with the termination of the merger agreement with Hands On.

Interest income (expense), net. Interest income increased to $100,000 for the six months ended June 30, 2006 from $76,000 for the six months ended June 30, 2005.

Wireless Data Solutions Segment

Subscriber revenue.  Subscriber revenue decreased 57%, to $606,000 for the six months ended June 30, 2006 from $1.4 million for the six months ended June 30, 2005. This decrease was primarily due to declines in our Wynd full service offering subscriber base, as well as our Go.Web customers and was partially offset by increased subscribers to our value-added WyndPower service.

Relay services revenue.  Relay services revenue increased 311%, to $1.8 million for the six months ended June 30, 2006 from $445,000 for the six months ended June 30, 2005. This increase was primarily due to our obtaining FCC certification allowing us to bill directly for service usage for the month of June as opposed to submitting through a third party provider as in prior periods as well as increased usage of our i711.com(R) telecommunications relay service which was launched in March 2005. Had we not been certified, relay services revenue would have increased 106%, to $916,000 for the six months ended June 30, 2006 from $445,000 for the six months ended June 30, 2005.

Commission revenue.  We began earning commissions during 2005 from our acquisition of subscribers on behalf of various wireless network providers and recognized $1.5 million of commission revenue for the six months ended June 30, 2006 compared to $294,000 for the six months ended June 30, 2005.

Equipment revenue.  Equipment revenue decreased to $101,000 for the six months ended June 30, 2006 from $187,000 for the six months ended June 30, 2005. This decrease was primarily due to lower sales prices for mobile devices.

Other revenue.  Other revenue decreased to $3,000 for the six months ended June 30, 2006 from $112,000 for the six months ended June 30, 2005. This decrease was primarily due to reduced consulting services.

Cost of subscriber airtime.  Cost of subscriber airtime decreased 41%, to $305,000 for the six months ended June 30, 2006 from $519,000 for the six months ended June 30, 2005. This decrease was primarily due to the decrease in our subscriber base described above.

Cost of network operations.  Cost of network operations decreased to $38,000 for the six months ended June 30, 2006 from $121,000 for the six months ended June 30, 2005 due to decreased salaries and benefits for personnel performing network operations activities and decreased facility costs.

Cost of equipment revenue.  Cost of equipment revenue decreased 32%, to $202,000 for the six months ended June 30, 2006 from $244,000 for the six months ended June 30, 2005. This decrease was primarily due to lower prices for mobile devices.

Sales and marketing.  Sales and marketing expenses increased to $1.0 million for the six months ended June 30, 2006 from $453,000 for the six months ended June 30, 2005. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products.

General and administrative.  General and administrative expenses decreased to $849,000 for the six months ended June 30, 2006 from $1,258,000 for the six months ended June 30, 2005. This decrease was primarily due to decreased salaries and benefits for personnel performing general corporate activities and decreased facility costs. We expect general and administrative expenses to decline as a percentage of revenue during 2006.

Research and development. Research and development expense increased to $233,000 for the six months ended June 30, 2006 from $159,000 for the six months ended June 30, 2005. This increase was primarily due to increased salaries and benefits for personnel performing research and development activities

Amortization of other intangibles. The Company had recorded amortization of other intangibles of $442,000 for the six months ended June 30, 2005. The assets were fully amortized as of December 31, 2005.

Prepaid Services Segment

Prepaid services revenue.  Prepaid services revenue increased 93%, to $2.7 million for the six months ended June 30, 2006 from $1.4 million for the six months ended June 30, 2005. This increase was primarily due to the expansion of our distribution network.

Equipment revenue.  We recognized $54,000 of equipment revenue from ClearMobile, our prepaid phone product line during the six months ended June 30, 2005. This segment had no equipment sales during the six months ended June 30, of 2006.

Cost of prepaid services revenue.  Cost of prepaid services revenue increased 97%, to $2.8 million for the six months ended June 30, 2006 from $1.4 million for the six months ended June 30, 2005. This increase was primarily due to the expansion of our distribution network resulting in increased usage of our prepaid calling cards.

Cost of network operations.  Cost of network operations related to our prepaid calling cards decreased to $14,000 for the six months ended June 30, 2006 from $44,000 for the six months ended June 30, 2005.

Cost of equipment revenue.  Cost of equipment revenue was $54,000 for the six months ended June 30, 2005. This segment had no equipment sales during the six months ended June 30, of 2006.

General and administrative.  General and administrative expenses decreased to $145,000 for the six months ended June 30, 2006 from $289,000 for the six months ended June 30, 2005. This decrease was primarily due to decreased professional services fees.

Corporate Segment

General and administrative.  General and administrative expenses increased to $1.3 million for the six months ended June 30, 2006 from $805,000 for the six months ended June 30, 2005. This increase was primarily due to increased salaries and benefits for personnel performing general corporate activities, including $213,000 in stock-based compensation and increased professional services fees.

Terminated merger costs. The Company recorded terminated merger costs of $431,000 for the six months ended June 30, 2006.

Interest income (expense), net. Interest income increased to $100,000 for the six months ended June 30, 2006 from $76,000 for the six months ended June 30, 2005.

Liquidity and Capital Resources

Since our inception, we financed our operations through a public offering and private placements of our equity securities. We have incurred significant operating losses since our inception and as of June 30, 2006 have an accumulated deficit of $274.7 million. During the six months ended June 30, 2006, we incurred a net loss of $1.4 million, used $907,000 of cash to fund operating activities and overall experienced a decline of $889,000 in our cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

Net cash used in operating activities amounted to $907,000 for the six months ended June 30, 2006 principally reflecting our loss from operations.

We provided $36,000 in cash from investing activities during the six months ended June 30, 2006, which primarily resulted from the reduction of cash utilized to support a letter of credit in favor of Velocita which is no longer required. This was partially offset by additional funds related to terminated merger costs and advances to Hands On and purchases of fixed assets.

Net cash used in financing activities was $18,000 for the six months ended June 30, 2006, which resulted from payments made on capital lease obligations.

As of June 30, 2006, our principal commitments consisted of obligations outstanding under operating leases. As of June 30, 2006, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $353,000, of which approximately $283,000 is payable in the next twelve months.

The following table summarizes GoAmerica’s contractual obligations at June 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

June 30, 2006 (In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Capital Lease Obligations	$44	$21	$23	$--	$--
Operating Lease Obligations	353	283	70	--	--
Total	$397	$304	$93	$--	$--

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) has published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

In November 2004, FASB issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on our financial condition or results of operations.

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

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Furthermore, the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission issued Staff Accounting Bulletin 107 to provide clarification of the OCA’s interpretation of SFAS 123R as it applies to share based compensation arrangements for both employees and non employees. The Company has evaluated the effect of the adoption of SFAS 123R and has concluded that its adoption did not have a material affect on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that we have limited exposure to financial market risks, including changes in interest rates. At June 30, 2006, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in our net loss of approximately $39,000 based on cash and cash equivalent balances at June 30, 2006. We currently hold no derivative instruments and do not earn foreign-source income.

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

GOAMERICA, INC.

DATE: August 14, 2006	By:	/s/ Daniel R. Luis
Daniel R. Luis
Chief Executive Officer
(Principal Executive Officer)

DATE: August 14, 2006	By:	/s/ Donald G. Barnhart
Donald G. Barnhart
Chief Financial Officer
(Principal Financial and Accounting Officer)