Form 10-Q
period 2006-09-30
GOAMERICA INC
filed 2006-11-08
CIK 1101268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006
                          Commission File No. 0-29359

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

                     Yes: |X|                      No: |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|    Accelerated Filer |_|   Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                     Yes: |_|                      No: |X|

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2006:

                   Class                              Number of Shares
                   -----                              ----------------
        Common Stock, $.01 par value                      2,338,451

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION.............................................   1

     Item 1.  Financial Statements (September 30, 2006
                and 2005 are unaudited).....................................   1

              Condensed Consolidated Balance Sheets as of September 30, 2006
                and December 31, 2005.......................................   2

              Condensed Consolidated Statements of Operations for the Three
                and Nine Months Ended September 30, 2006 and 2005...........   3

              Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2006 and 2005...............   4

              Notes to Condensed Consolidated Financial Statements..........   5

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

              General.......................................................  12

              Critical Accounting Policies and Estimates....................  12

              Results of Operations.........................................  13

              Liquidity and Capital Resources...............................  17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk....  19

     Item 4.  Controls and Procedures.......................................  19

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................  20

     Item 6.  Exhibits......................................................  20

SIGNATURES..................................................................  21

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                                                                                  September 30,        December 31,
                                                                                                      2006                 2005
                                                                                                  ---------------------------------
                                                                                                   (Unaudited)
Assets
Current assets:
      Cash and cash equivalents ............................................................        $   3,646           $   4,804
      Accounts receivable, net .............................................................            1,733                 931
      Merchandise inventories, net .........................................................              412                 161
      Prepaid expenses and other current assets ............................................              708                 110
      Assets of discontinued operations ....................................................              147                 378
                                                                                                    ---------           ---------
Total current assets .......................................................................            6,646               6,384

Restricted cash ............................................................................               --                 300
Property, equipment and leasehold improvements, net ........................................              542                 575
Goodwill, net ..............................................................................            6,000               6,000
Other assets ...............................................................................              140                 816
                                                                                                    ---------           ---------
                                                                                                    $  13,328           $  14,075
                                                                                                    =========           =========

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable .....................................................................        $   1,043           $     765
      Accrued expenses .....................................................................            1,103                 554
      Deferred revenue .....................................................................               89                  66
      Other current liabilities ............................................................               62                  19
      Liabilities of discontinued operations ...............................................               92                 173
                                                                                                    ---------           ---------
Total current liabilities ..................................................................            2,389               1,577

Other long term liabilities ................................................................               86                  --

Commitments and contingencies

Stockholders' equity:
      Common stock,  $.01 par value, authorized: 200,000,000 shares in
      2006 and 2005; issued: 2,362,514 in 2006 and 2005 ....................................               24                  24
      Additional paid-in capital ...........................................................          286,228             287,137
      Deferred employee compensation .......................................................               --              (1,230)
      Accumulated deficit ..................................................................         (275,213)           (273,247)
      Treasury stock, at cost, 24,063 shares in 2006 and 2005 ..............................             (186)               (186)
                                                                                                    ---------           ---------
Total stockholders' equity .................................................................           10,853              12,498
                                                                                                    ---------           ---------
                                                                                                    $  13,328           $  14,075
                                                                                                    =========           =========

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                 -------------------------------------------------------------------
                                                                     2006              2005              2006               2005
                                                                 -------------------------------------------------------------------
Revenues:
      Subscriber ...........................................      $       328       $       548       $       934       $     1,967
      Relay services .......................................            3,497               329             5,325               774
      Commissions ..........................................              559               255             2,045               549
      Equipment ............................................              165               120               266               297
      Other ................................................                2                15                 5               127
                                                                  -----------       -----------       -----------       -----------
                                                                        4,551             1,267             8,575             3,714
Costs and expenses:
      Cost of subscriber airtime ...........................              265               208               569               727
      Cost of equipment revenue ............................              178               138               380               382
      Cost of network operations ...........................               27                35                81               152
      Cost of relay services ...............................            2,342                --             3,034                --
      Sales and marketing ..................................              689               320             1,709               773
      General and administrative ...........................            1,105               911             3,267             2,973
      Research and development .............................               38                96               271               255
      Depreciation and amortization ........................              104               119               374               375
      Amortization of other intangibles ....................               --               122                --               564
                                                                  -----------       -----------       -----------       -----------
                                                                        4,748             1,949             9,685             6,201
                                                                  -----------       -----------       -----------       -----------

Loss from operations .......................................             (197)             (682)           (1,110)           (2,487)

Other income (expense):
       Terminated merger costs .............................               --                --              (431)               --
       Interest income (expense), net ......................               46                29               146               105
                                                                  -----------       -----------       -----------       -----------

Total other income (expense), net ..........................               46                29              (285)              105
                                                                  -----------       -----------       -----------       -----------
Loss from continuing operations ............................             (151)             (653)           (1,395)           (2,382)

Loss from discontinued operations ..........................             (371)             (341)             (571)             (655)
                                                                  -----------       -----------       -----------       -----------

Net loss ...................................................      $      (522)      $      (994)      $    (1,966)      $    (3,037)
                                                                  ===========       ===========       ===========       ===========

Loss per share-Basic and Diluted:
      Loss from continuing operations ......................      $     (0.07)      $     (0.32)      $     (0.60)      $     (1.14)
      Loss from discontinued operations ....................            (0.15)            (0.16)            (0.24)            (0.31)
                                                                  -----------       -----------       -----------       -----------
Basic and Diluted net loss per share .......................      $     (0.22)      $     (0.48)      $     (0.84)      $     (1.45)
                                                                  ===========       ===========       ===========       ===========

Weighted average shares used in computation of basic
   and diluted  net loss per share .........................        2,338,451         2,093,451         2,338,451         2,093,445

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                    Nine Months Ended September 30,
                                                                                                    -------------------------------
                                                                                                        2006              2005
                                                                                                    -------------------------------
Operating activities
Net loss .....................................................................................        $(1,966)           $(3,037)
Adjustments to reconcile loss to net cash used in operating activities:
   Depreciation and amortization of fixed assets .............................................            374                375
   Amortization of other intangible assets ...................................................             --                564
   Provision for losses on accounts receivable ...............................................            196                 36
   Non cash employee compensation ............................................................            321                 --
   Write off of capitalized terminated merger costs ..........................................            431                 --
   Changes in operating assets and liabilities:
     Increase in accounts receivable .........................................................           (791)               (66)
     Decrease in other receivables ...........................................................             --                732
     Increase in merchandise inventories .....................................................           (251)              (211)
     Increase in prepaid expenses and other current assets ...................................           (145)              (137)
     Increase in accounts payable ............................................................            278                322
     Increase (decrease) in accrued expenses .................................................            519               (202)
     Decrease in deferred revenue ............................................................            (16)              (199)
                                                                                                      -------            -------
Net cash used in operating activities ........................................................         (1,050)            (1,823)

Investing activities
Change in other assets and restricted cash ...................................................             83               (186)
Purchase of property, equipment and leasehold improvements ...................................           (147)              (116)
                                                                                                      -------            -------
Net cash used in investing activities ........................................................            (64)              (302)

Financing activities
Issuance of common stock for exercise of stock options and warrants ..........................             --                  2
Payments made on capital lease obligations ...................................................            (44)               (38)
                                                                                                      -------            -------
Net cash used in financing activities ........................................................            (44)               (36)
                                                                                                      -------            -------

Net decrease in cash and cash equivalents ....................................................         (1,158)            (2,161)
Cash and cash equivalents at beginning of period .............................................          4,804              7,098
                                                                                                      -------            -------
Cash and cash equivalents at end of period ...................................................        $ 3,646            $ 4,937
                                                                                                      =======            =======

Supplemental Disclosure of Cash Flow Information:

Cash paid for Interest .......................................................................        $     7            $    --

Supplemental Disclosure of Non-Cash Investing Activities:

Acquisition of equipment through capital leases ..............................................        $   161            $    74

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In thousands, except share and per share data)

Note 1 - Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of September 30, 2006 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2006 and 2005. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (as amended) for the year ended December 31, 2005.

      On September 1, 2006, the Company entered into an agreement to sell GoAmerica Marketing, Inc. dba GA Prepaid ("GA Prepaid"), its prepaid calling card division, effective August 31, 2006, at which time the Company ceased offering prepaid calling cards. The sale closed on October 2, 2006. (see note 7)

      The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, a total of 12% and 24% of the Company's revenue for the three and nine months ended September 30, 2006 was earned through commissions derived from a master dealer agreement with T-Mobile.

      The Company has incurred significant operating losses since its inception and, as of September 30, 2006, has an accumulated deficit of $275,213. During the nine months ended September 30, 2006, the Company incurred a net loss of $1,966 and used $1,050 of cash to fund operating activities. As of September 30, 2006, the Company had $3,646 in cash and cash equivalents.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim period. Certain reclassifications have been made to the previously filed September 30, 2005 financial statements in order to conform them to the current presentation. Such reclassifications had no effect on the Company's reported net loss.

Note 2 - Significant Accounting Policies:

Revenue Recognition-Relay Services



      In June 2006, the Federal Communications Commission certified the Company as an Internet Protocol Relay and Video Relay Service Provider. As a result, the Company became eligible to be compensated directly from the Interstate Telecommunications Relay Services Fund for reimbursement of their i711.com(R) minutes and began recognizing the full revenue from these minutes along with a related cost of revenue for the costs associated with these minutes, which is provided by Nordia. Previously, the Company relied on Nordia to obtain the reimbursement amounts on the Company's behalf. This previous practice resulted in the Company recording only a portion of the total revenue from the service provided as the Company was not the primary obligor.

Recent Accounting Pronouncements

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

      SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," at initial recognition and in all subsequent periods.

      SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of this statement on its results of operations or financial position of the Company

      In July 2006, the Financial Accounting Standards Board ("FASB") published FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

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

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R became effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Furthermore, the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission issued Staff Accounting Bulletin 107 to provide clarification of the OCA's interpretation of SFAS 123R as it applies to share based compensation arrangements for both employees and non employees. The Company has evaluated the effect of the adoption of SFAS 123R and has concluded that its adoption did not have a material affect on the Company's financial condition and results of operations (see Note 5).

Note 3 - Earnings (Loss) Per Share:

      The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98").

      Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the nine months ended September 30, 2006 and 2005, 181,428 and 173,532 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share, respectively.

Note 4 - Goodwill:

      The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company's goodwill is contained in its Wynd reporting unit. The Company believes there are no such impairment indicators relative to this reporting unit at September 30, 2006.

Note 5 - Stock-based Compensation:

      The Company has a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and nonvested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. As of September 30, 2006, the Company had approximately 455,443 shares of common stock reserved for future issuance under our equity compensation plan and stock purchase plan.

      Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, we have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company did not issue any new stock options during the nine month period ended September 30, 2006. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The Company's adoption of SFAS 123R had no effect on the Company's basic and diluted loss per share for the three and nine months ended September 30, 2006.

      The following table sets forth the total stock-based compensation expense resulting from stock options and nonvested restricted stock awards included in the Company's condensed consolidated statements of operations:

                                                                                   Three Months Ended    Nine Months Ended
                                                                                   September 30, 2006    September 30, 2006
                                                                                   ------------------    -----------------
Selling, general and administrative .........................................            $  108               $  321
                                                                                         ------               ------
Stock-based compensation expense before income taxes ........................               108                  321
Income tax benefit ..........................................................                --                   --
                                                                                         ------               ------
Total stock-based compensation expense after income taxes ...................            $  108               $  321
                                                                                         ======               ======

      Prior to the adoption of SFAS 123R, the Company applied SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income (loss). As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

      The following table illustrates the effect on net loss after tax and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine month periods ended September 30, 2005:

                                                                                          Three months ended     Nine months ended
                                                                                          September 30, 2005    September 30, 2005
                                                                                          ------------------    ------------------
Net loss, as reported ................................................................        $    (994)             $  (3,037)
Deduct: Stock-based employee compensation expense included in reported net loss ......               --                     --

Add: Total stock-based employee compensation expense determined under
fair value based method for all awards ...............................................             (413)                (1,239)
                                                                                              ---------              ---------
Pro forma net loss ...................................................................        $  (1,407)             $  (4,276)
                                                                                              =========              =========
Loss per share - basic, as reported ..................................................        $   (0.48)             $   (1.45)
                                                                                              =========              =========
Loss per share - diluted, as reported ................................................        $   (0.48)             $   (1.45)
                                                                                              =========              =========
Pro forma loss per share - basic .....................................................        $   (0.67)             $   (2.04)
                                                                                              =========              =========
Pro forma loss per share - diluted ...................................................        $   (0.67)             $   (2.04)
                                                                                              =========              =========

      Prior to the adoption of SFAS 123R, the Company's Board of Directors approved the acceleration of vesting of certain unvested and "out-of-the-money" stock options with exercise prices equal to or greater than $4.19 per share previously awarded to our employees, including our executive officers and directors, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 29, 2005. Options to purchase approximately 31,518 shares of common stock or 86% of our outstanding unvested options were subject to the acceleration. The weighted average exercise price of the options that were accelerated was $19.93. The Company believes that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

      Stock option activity for the nine months ended September 30, 2006, is as follows:

                                                                                   Weighted-Average     Aggregate
                                                                                   ----------------  Intrinsic Value
                                                  Number of    Weighted-Average       Remaining      ---------------
                                                   Options      Exercise Price     Contractual Life
                                                  ---------    ----------------    ----------------
Outstanding at January 1, 2006 ...............      97,108          $72.59
Granted ......................................          --              --
Exercised ....................................          --              --
Cancelled ....................................          --              --
                                                    ------
Outstanding at September 30, 2006 ............      97,108          $72.59               4.01            $   10
                                                    ======
Exercisable at September 30, 2006 ............      92,108          $76.41               4.27            $    5
                                                    ======

      The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of our third quarter of 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on September 30, 2006. This amount changes based on the fair market value of the Company's stock.

      As  of  September  30,  2006,   approximately  $4  of  total  unrecognized
compensation cost related to stock options is expected to be recognized over a weighted-average period of 2 years.

      The following table summarizes the Company's nonvested restricted stock activity for the nine months ended September 30, 2006:

                                                                       Weighted
                                                                        Average
                                                          Number of   Grant Date
                                                           Shares     Fair Value
                                                          ---------   ----------
Non vested stock at December 31, 2005..................    245,000      $ 5.24
Granted................................................         --          --

Vested.................................................         --          --
Forfeited..............................................         --          --
                                                           -------      ------
Non vested stock at September 30, 2006.................    245,000      $ 5.24
                                                           =======      ======

      As part of the adoption of SFAS 123R, effective January 1, 2006, the Company eliminated $1,230 of deferred employee compensation against paid in capital. As of September 30, 2006, $909 of total unrecognized compensation costs is expected to be recognized over the remaining service period of 2 years. The Company recognized $108 and $321 of expense related to the amortization of these restricted stock awards during the three and nine months ended September 30, 2006, respectively.

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

      In the first quarter of 2006, the Company reclassified $300 of restricted cash as of December 31, 2005 to operating cash to reflect an arrangement between the Company and one of its carrier providers which allowed for the elimination of the previously required letter of credit and related supporting cash account.

Note 7 - Discontinued Operations:

      On September 1, 2006, the Company entered into an agreement to sell GoAmerica Marketing, Inc., dba GA Prepaid ("GA Prepaid"), its prepaid calling card division, effective August 31, 2006. The sale closed on October 2, 2006 and the Company recognized a gain on sale of $6. The Company received total consideration of $131 which consisted of the purchase price of $75 and working capital reimbursements totaling $56. The Company was paid $20 at closing and $111 is payable under a guaranteed promissory note payable in 5 monthly installments beginning on October 31, 2006.

      Total revenues related to the discontinued operations were $894 and $1,027 and $3,644 and $2,452 for the three and nine months ended September 30, 2006 and 2005, respectively. The assets and liabilities of GA Prepaid have been classified as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets and the results of operations have been reclassified as loss from discontinued operations in the Condensed Consolidated Statement of Operations for all dates and periods presented.

      The carrying values of the major classes of assets and liabilities of the prepaid division are as follows:

                                                    September 30,   December 31,
                                                        2006            2005
                                                    ----------------------------
Assets:

Accounts receivable, net ..........................     $ 16            $223
Prepaid expenses and other current assets .........       62              25
Property and equipment, net .......................       69             102
Other assets ......................................       --              28
                                                        ----            ----

Total .............................................     $147            $378
                                                        ====            ====

Liabilities:

Accounts payable and accrued expenses .............     $ 79            $122
Capital lease obligations .........................       13              25
Deferred income ...................................       --              26
                                                        ----            ----

Total .............................................     $ 92            $173
                                                        ====            ====

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

      On March 1, 2006, the Company announced its receipt of a letter from Hands On, dated March 1, 2006, in which Hands On purportedly terminated the merger agreement among the parties. Subsequent discussions between the parties did not provide a basis to pursue the merger. Hands On stockholders had approved the proposed merger with GoAmerica at special Hands On stockholder meetings held on February 22, 2006. A Special Meeting of GoAmerica Stockholders relating to the Company's proposed merger with Hands On was scheduled for March 13, 2006, adjourned from February 27, 2006 in order to allow GoAmerica to achieve a quorum with respect to the Special Meeting. As of March 6, 2006, the Company had achieved a quorum and received votes overwhelmingly in favor of the Hands On merger. On March 7, 2006, the Company announced its cancellation of its Special Meeting of Stockholders and its determination not to pursue its proposed merger with Hands On.

      The details of this loan receivable as of September 30, 2006 and December 31, 2005 are as follows:

                                                    September 30,   December 31,
                                                        2006            2005
                                                    ----------------------------
                                                     (Unaudited)
Current portion, included in prepaid expenses
  and other current assets .......................      $490            $ --

Long term portion, included in other assets ......        72             531
                                                        ----            ----

Total ............................................      $562            $531
                                                        ====            ====

      The Company recorded $27 of interest income on these advances during the nine months ended September 30, 2006. Accrued interest receivable totaled $29 as of September 30, 2006. As a result of the termination of the merger agreement, repayment obligations began July 1, 2006 and were scheduled to continue through March 2008. The Company received all such payments due through September 30, 2006, however, Hands On failed to make subsequent payments due in October and November 2006 and all remaining amounts outstanding under the loan agreement accrue interest at the increased rate of 12%. Hands On has indicated that it does not intend to make any more payments to the Company under the current terms of the loan agreement and that Hands On is attempting to restructure its debts and raise new capital. The Company believes it has sufficient contractual rights and legal remedies with respect to Hands On's indebtedness to the Company and therefore has not provided an allowance for doubtful collection as September 30, 2006. The Company intends to pursue repayment vigorously and will evaluate the collectibility on a quarterly basis.

      At December 31, 2005, the Company had incurred approximately $280 of merger related costs which was capitalized as an other asset. During the period from January 1, 2006 through September 30, 2006, the Company capitalized an additional $151 of merger related costs. As a result of the terminated merger, the Company wrote off a total of $431 of merger related expenses during the nine months ended September 30, 2006 and such write off is included in other income (expense), net.

Note 9 - Subsequent Events:

      On November 7, 2006, the Company granted to its non-employee members of the Board of Directors a total of 92,500 restricted shares of our Common Stock pursuant to the GoAmerica, Inc. 2005 Equity Compensation Plan as part of their compensation for service on the Company's Board. Additionally, the Company granted restricted stock awards covering a total of 30,000 shares of our Common Stock to two consultants of the Company. The shares subject to these restricted stock awards vest over varying periods of time.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      General

      GoAmerica(R) is a communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired, including telecommunications relay services, wireless subscription services and wireless devices and accessories. Our i711.com(R) telecommunications relay service which was launched in March 2005, uses Nordia, Inc.'s technology platform and relay operators (also referred to as Communication Assistants or "CA's") to facilitate calls, and enables people who are deaf or hard of hearing to call and "converse" with hearing parties by using a computer, wireless handheld device or similar unit, through an operator that interprets text to voice and vice versa. Throughout 2005, we provided a wireless version of relay services under a license to Sprint-Nextel, which was marketed under a Sprint brand. During the first quarter of 2006, we began offering our own branded wireless relay service and terminated our license with Sprint-Nextel. Our wireless subscription services consist of WyndTell(R) and our Wireless Toolkit(TM), previously known as WyndPower(TM), which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada. WyndTell and Wireless Toolkit allow customers to send and receive email messages to and from any email service, provide for delivery and acknowledgements of sent messages that are read, send and receive TTY/TDD (text telephone or teletypewriter) messages, faxes, and text-to-speech messages, and access the Internet using such wireless computing devices as Research in Motion, or RIM, wireless handheld devices, certain Motorola paging devices and the T-Mobile Sidekick, Fido hiptop, and SunCom hiptop devices running on Danger Inc.'s hiptop platform. GoAmerica continues to offer wireless data products and services to the consumer and enterprise markets as well as support customers who use our proprietary software technology called Go.Web(TM). GoWeb is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet on numerous wireless computing devices.

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

Results of Operations

      The following table sets forth, for the three and nine months ended September 30, 2006 and 2005, the percentage relationship to net revenues of certain items included in the Company's unaudited consolidated statements of operations.

                                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                                       -----------------------------------------------------------------------------
                      (In thousands)                     2006     2005        $         %        2006      2005        $        %
                                                       -----------------------------------------------------------------------------
Revenues:
        Subscriber .................................   $   328      7.2    $   548     43.3    $   934     10.9    $ 1,967     53.0
        Relay services .............................     3,497     76.8        329     26.0      5,325     62.1        774     20.8
        Commissions ................................       559     12.3        255     20.1      2,045     23.8        549     14.8
        Equipment ..................................       165      3.6        120      9.5        266      3.1        297      8.0
        Other ......................................         2      0.1         15      1.1          5      0.1        127      3.4
                                                       -------    -----    -------    -----    -------    -----    -------    -----
                                                         4,551    100.0      1,267    100.0      8,575    100.0      3,714    100.0
Costs and expenses:
        Cost of subscriber airtime .................       265      5.8        208     16.4        569      6.6        727     19.6
        Cost of equipment revenue ..................       178      3.9        138     10.9        380      4.4        382     10.3
        Cost of network operations .................        27      0.6         35      2.8         81      0.9        152      4.1
        Cost of relay services .....................     2,342     51.5         --       --      3,034     35.4         --       --
        Sales and marketing,  net ..................       689     15.1        320     25.3      1,709     19.9        773     20.8
        General and administrative .................     1,105     24.3        911     71.8      3,267     38.1      2,973     80.0
        Research and development ...................        38      0.8         96      7.6        271      3.2        255      6.9
        Depreciation and amortization ..............       104      2.3        119      9.4        374      4.4        375     10.1
        Amortization of other intangibles ..........        --       --        122      9.6         --       --        564     15.2
                                                       -------    -----    -------    -----    -------    -----    -------    -----
                                                         4,748    104.3      1,949    153.8      9,685    112.9      6,201    167.0
                                                       -------    -----    -------    -----    -------    -----    -------    -----

Loss from operations ...............................      (197)    (4.3)      (682)   (53.8)    (1,110)   (12.9)    (2,487)   (67.0)

Other income (expense):
Terminated merger costs ............................        --       --         --       --       (431)    (5.0)        --       --
Interest income (expense), net .....................        46      1.0         29      2.3        146      1.7        105      2.8
                                                       -------    -----    -------    -----    -------    -----    -------    -----

Total other income (expense), net ..................        46      1.0         29      2.3       (285)    (3.3)       105      2.8
                                                       -------    -----    -------    -----    -------    -----    -------    -----

Loss from continuing operations ....................      (151)    (3.3)      (653)   (51.5)    (1.395)   (16.2)    (2,382)   (64.2)

Loss from discontinued operations ..................      (371)    (8.2)      (341)   (26.9)      (571)    (6.7)      (655)   (17.6)
                                                       -------    -----    -------    -----    -------    -----    -------    -----

Net loss ...........................................   $  (522)   (11.5)   $  (994)   (78.4)   $(1,966)   (22.9)   $(3,037)   (81.8)
                                                       =======    =====    =======    =====    =======    =====    =======    =====

      The following table sets forth the period over period percentage increases or decreases of certain items included in the Company's unaudited consolidated statements of operations.

                                                     Three Months Ended September 30,           Nine Months Ended September 30,
                                                  ---------------------------------------------------------------------------------
                    (In thousands)                                           Change                                    Change
                                                  ---------------------------------------------------------------------------------
                                                   2006       2005         $         %       2006       2005         $         %
                                                  ---------------------------------------------------------------------------------
Revenues:
        Subscriber .............................  $   328    $   548    $  (220)   (40.1)   $   934    $ 1,967    $(1,033)   (52.5)
        Relay services .........................    3,497        329      3,168    962.9      5,325        774      4,551    588.0
        Commissions ............................      559        255        304    119.2      2,045        549      1,496    272.5
        Equipment ..............................      165        120         45     37.5        266        297        (31)   (10.4)
        Other ..................................        2         15        (13)   (86.7)         5        127       (122)   (96.1)
                                                  -------    -------    -------    -----    -------    -------    -------    -----
                                                    4,551      1,267      3,284    259.2      8,575      3,714      4,861    130.9

Costs and expenses:
        Cost of subscriber airtime .............      265        208         57     27.4        569        727       (158)   (21.7)
        Cost of equipment revenue ..............      178        138         40     29.0        380        382         (2)    (0.5)
        Cost of network operations .............       27         35         (8)   (22.9)        81        152        (71)   (46.7)
        Cost of relay services .................    2,342         --      2,342       --      3,034         --      3,034       --
        Sales and marketing,  net ..............      689        320        369    115.3      1,709        773        936    121.1
        General and administrative .............    1,105        911        194     21.3      3,267      2,973                 9.9
        Research and development ...............       38         96        (58)   (60.4)       271        255         16      6.3
        Depreciation and amortization ..........      104        119        (15)   (12.6)       374        375         (1)    (0.3)
        Amortization of other intangibles ......       --        122       (122)      --         --        564       (564)  (100.0)
                                                  -------    -------    -------    -----    -------    -------    -------    -----
                                                    4,748      1,949      2,799    143.6      9,685      6,201      3,484     56.2
                                                  -------    -------    -------    -----    -------    -------    -------    -----

Loss from operations ...........................     (197)      (682)       485    (71.1)    (1,110)    (2,487)     1,377    (55.4)

Other income (expense):
Terminated merger costs ........................       --         --         --       --       (431)        --       (431)  (100.0)
Interest income (expense), net .................       46         29         17     58.6        146        105         41     39.0
                                                  -------    -------    -------    -----    -------    -------    -------    -----

Total other income (expense), net ..............       46         29         17     58.6       (285)       105       (390)  (371.4)
                                                  -------    -------    -------    -----    -------    -------    -------    -----

Loss from continuing operations ................     (151)      (653)       502    (76.9)    (1.395)    (2,382)       987    (41.4)

Loss from discontinued operations ..............     (371)      (341)       (30)     8.8      (571)      (655)        84    (12.8)
                                                  -------    -------    -------    -----    -------    -------    -------    -----

Net loss .......................................  $  (522)   $  (994)   $   472    (47.5)   $(1,966)   $(3,037)   $ 1,071    (35.3)
                                                  =======    =======    =======    =====    =======    =======    =======    =====

Three months ended September 30, 2006 Compared to Three months ended September 30, 2005

      Subscriber revenue. Subscriber revenue decreased 40%, to $328,000 for the three months ended September 30, 2006 from $548,000 for the three months ended September 30, 2005. This decrease was primarily due to declines in our Wynd full service offering subscriber base, as well as our Go.Web customers and was partially offset by increased subscribers to our value-added WyndPower service. We expect the number of our subscribers to continue to decline due to additional deactivations in our Go.Web subscriber base.

      Relay services revenue. Relay services revenue increased 963%, to $3.5 million for the three months ended September 30, 2006 from $329,000 for the three months ended September 30, 2005. This increase was primarily due to our obtaining FCC certification, allowing us to bill directly for service usage as opposed to submitting through a third party provider as in prior periods as well as increased usage of our i711.com(R) telecommunications relay service which was launched in March 2005. Had we not been certified, relay services revenue would have increased 268%, to $1.2 million for the three months ended September 30, 2006 from $329,000 for the three months ended September 30, 2005. We expect relay services revenue to increase as we expand our user base and increase the number of wireless handheld devices on which our own branded wireless relay service is available.

      Commission revenue. We began earning commissions during 2005 from our acquisition of subscribers on behalf of various wireless network providers and recognized $559,000 of commission revenue for the three months ended September 30, 2006 compared to $255,000 for the three months ended September 30, 2005. We expect commission revenue to increase as we continue to acquire subscribers on behalf of various wireless network providers.

      Equipment revenue. Equipment revenue increased to $165,000 for the three months ended September 30, 2006 from $120,000 for the three months ended September 30, 2005. This increase was primarily due to higher sales of mobile devices. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

      Other revenue. Other revenue decreased to $2,000 for the three months ended September 30, 2006 from $15,000 for the three months ended September 30, 2005. We expect other revenue to remain relatively constant as we do not intend to increase consulting projects and consulting services to third parties in the near future.

      Cost of subscriber airtime. Cost of subscriber airtime increased 27%, to $265,000 for the three months ended September 30, 2006 from $208,000 for the three months ended September 30, 2005. This increase was primarily due to increased costs in our text based wireless services. We expect cost of subscriber airtime to continue to increase due to additional subscribers for our text based services.

      Cost of network operations. Cost of network operations decreased to $27,000 for the three months ended September 30, 2006 from $35,000 for the three months ended September 30, 2005 due to decreased salaries and benefits for personnel performing network operations activities and decreased facility costs. We expect our cost of network operations to decline as a percentage of revenue during 2006.

      Cost of equipment revenue. Cost of equipment revenue increased 29%, to $178,000 for the three months ended September 30, 2006 from $138,000 for the three months ended September 30, 2005. This increase was primarily due to higher sales of mobile devices. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

      Sales and marketing. Sales and marketing expenses increased to $689,000 for the three months ended September 30, 2006 from $320,000 for the three months ended September 30, 2005. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products. We expect sales and marketing expenses to increase as a percentage of sales during 2006 as we continue to introduce new products and services to the consumer marketplace.

      General and administrative. General and administrative expenses increased to $1,105,000 for the three months ended September 30, 2006 from $911,000 for the three months ended September 30, 2005. This increase was primarily due to increased salaries and benefits for personnel performing general corporate activities, including $108,000 in stock-based compensation and was partially offset by decreased professional services fees. We expect general and administrative expenses to decline as a percentage of revenue.

      Research and development. Research and development expense decreased to $38,000 for the three months ended September 30, 2006 from $96,000 for the three months ended September 30, 2005. We expect research and development expenses to remain constant as we utilize internal resources to develop and maintain our WyndTell and relay technologies rather than using outside consultants.

      Amortization of other intangibles. The Company had recorded amortization of other intangibles of $122,000 for the three months ended September 30, 2005. The assets were fully amortized as of December 31, 2005.

      Interest income (expense), net. Interest income increased to $46,000 for the three months ended September 30, 2006 from $29,000 for the three months ended September 30, 2005.

      Discontinued operations. The Company recorded a loss from discontinued operations of $371,000 for the three months ended September 30, 2006 compared to $341,000 for the three months ended September 30, 2005.

Nine months ended September 30, 2006 Compared to Nine months ended September 30, 2005

      Subscriber revenue. Subscriber revenue decreased 53%, to $934,000 for the nine months ended September 30, 2006 from $2.0 million for the nine months ended September 30, 2005. This decrease was primarily due to declines in our Wynd full service offering subscriber base, as well as our Go.Web customers and was partially offset by increased subscribers to our value-added WyndPower service.

      Relay services revenue. Relay services revenue increased 588%, to $5.4 million for the nine months ended September 30, 2006 from $774,000 for the nine months ended September 30, 2005. This increase was primarily due to our obtaining FCC certification allowing us to bill directly for service usage as opposed to submitting through a third party provider as in prior periods as well as increased usage of our i711.com(R) telecommunications relay service which was launched in March 2005. Had we not been certified, relay services revenue would have increased 175%, to $2.1 million for the nine months ended September 30, 2006 from $774,000 for the nine months ended September 30, 2005.

      Commission revenue. We began earning commissions during 2005 from our acquisition of subscribers on behalf of various wireless network providers and recognized $2.0 million of commission revenue for the nine months ended September 30, 2006 compared to $549,000 for the nine months ended September 30, 2005.

      Equipment revenue. Equipment revenue decreased to $266,000 for the nine months ended September 30, 2006 from $297,000 for the nine months ended September 30, 2005. This decrease was primarily due to lower sales prices for mobile devices.

      Other revenue. Other revenue decreased to $5,000 for the nine months ended September 30, 2006 from $127,000 for the nine months ended September 30, 2005. This decrease was primarily due to reduced consulting services.

      Cost of subscriber airtime. Cost of subscriber airtime decreased 22%, to $569,000 for the nine months ended September 30, 2006 from $727,000 for the nine months ended September 30, 2005. This decrease was primarily due to the decrease in our subscriber base.

      Cost of network operations. Cost of network operations decreased to $81,000 for the nine months ended September 30, 2006 from $152,000 for the nine months ended September 30, 2005 due to decreased salaries and benefits for personnel performing network operations activities and decreased facility costs.

      Cost of equipment revenue. Cost of equipment revenue decreased slightly to $380,000 for the nine months ended September 30, 2006 from $382,000 for the nine months ended September 30, 2005.

      Sales and marketing. Sales and marketing expenses increased to $1,709,000 for the nine months ended September 30, 2006 from $773,000 for the nine months ended September 30, 2005. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products.

      General and administrative. General and administrative expenses increased to $3,267,000 for the nine months ended September 30, 2006 from $2,973,000 for the nine months ended June 30, 2005. This increase was primarily due to increased salaries and benefits for personnel performing general corporate activities, including approximately $321,000 in stock-based compensation.

      Research and development. Research and development expense increased to $271,000 for the nine months ended September 30, 2006 from $255,000 for the nine months ended September 30, 2005. This increase was primarily due to increased salaries and benefits for personnel performing research and development activities.

      Amortization of other intangibles. The Company had recorded amortization of other intangibles of $564,000 for the nine months ended September 30, 2005. The assets were fully amortized as of December 31, 2005.

      Terminated merger costs. The Company recorded terminated merger costs of $431,000 for the nine months ended September 30, 2006 in connection with the termination of the merger agreement with Hands On.

      Interest income (expense), net. Interest income increased to $146,000 for the nine months ended September 30, 2006 from $105,000 for the nine months ended September 30, 2005.

      Discontinued operations. The Company recorded a loss from discontinued operations of $571,000 for the nine months ended September 30, 2006 compared to $655,000 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

      Since our inception, we financed our operations through a public offering and private placements of our equity securities. We have incurred significant operating losses since our inception and as of September 30, 2006 have an accumulated deficit of $275.2 million. During the nine months ended September 30, 2006, we incurred a net loss of $1,966,000, used $1,037,000 of cash to fund operating activities and overall experienced a decline of $1,158,000 in our cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

      Net cash used in operating  activities amounted to $1,050,000 for the nine
months  ended  September  30,  2006,   principally   reflecting  our  loss  from
operations.

      We used $64,000 in cash from investing activities during the nine months ended September 30, 2006, which primarily resulted from funds related to terminated merger costs and advances to Hands On and purchases of fixed assets. This was partially offset by the reduction of cash utilized to support a letter of credit in favor of Velocita which is no longer required.

      Net cash used in financing activities was $44,000 for the nine months ended September 30, 2006, which resulted from payments made on capital lease obligations.

      As of September 30, 2006, our principal commitments consisted of obligations outstanding under operating leases. As of September 30, 2006, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $452,000, of which approximately $314,000 is payable in the next twelve months.

      The following table summarizes GoAmerica's contractual obligations at September 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                                       Less than 1
September 30,  2006 (In thousands)                       Total            Year         1-3 Years       4-5 Years      After 5 Years
Contractual Obligations:
    Capital Lease Obligations ......................      $185            $ 69            $116            $ --            $ --
                                                          ----            ----            ----            ----            ----
    Operating Lease
       Obligations .................................       452             314              75              63              --
                                                          ----            ----            ----            ----            ----
    Total ..........................................      $637            $383            $191            $ 63            $ --
                                                          ====            ====            ====            ====            ====

Forward Looking Statements

      The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended). Such forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (iii) our dependence on wireless carrier networks; (iv) our ability to respond to increased competition in the wireless data industry; (v) our ability to integrate acquired businesses and technologies; (vi) our ability to generate revenue growth; (vii) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; and (viii) difficulties inherent in predicting the outcome of regulatory processes. Many of such risks and others are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

Recent Accounting Pronouncements

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

      SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," at initial recognition and in all subsequent periods.

      SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. We are currently evaluating the impact of this statement on our results of operations or financial position.

      In July 2006, the Financial Accounting Standards Board ("FASB") published FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on our financial condition or results of operations.

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

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Furthermore, the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission issued Staff Accounting Bulletin 107 to provide clarification of the OCA's interpretation of SFAS 123R as it applies to share based compensation arrangements for both employees and non employees. The Company has evaluated the effect of the adoption of SFAS 123R and has concluded that its adoption did not have a material affect on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We believe that we have limited exposure to financial market risks, including changes in interest rates. At September 30, 2006, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in our net loss of approximately $36,000 based on cash and cash equivalent balances at September 30, 2006. We currently hold no derivative instruments and do not earn foreign-source income.

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

                                                   GOAMERICA, INC.

DATE: November 8, 2006                         By: /s/ Daniel R. Luis
                                                   -----------------------------
                                                   Daniel R. Luis
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

DATE: November 8, 2006                         By: /s/ Donald G. Barnhart
                                                   -----------------------------
                                                   Donald G. Barnhart
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)