Form 10-K
period 2006-12-31
GOAMERICA INC
filed 2007-03-30
CIK 1101268

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                                   ----------

                         Commission File Number 0-29359

                                   ----------

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
           Title of each class                         on Which Registered
           -------------------                       ---------------------
                  None

           Securities registered pursuant to Section 12(g) of the Act:

                                   ----------

                          Common Stock, $0.01 par value
                                (Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes [ ] No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes [ ] No |X|

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No [ ]

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

      Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated filer
|X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No |X|

      The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2006), was $5,907,224.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 24, 2007:

                    Class                                 Number of Shares
        -----------------------------                     ----------------
        Common Stock, $0.01 par value                         2,462,605

      The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

================================================================================

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
PART I
1.          Business of the Company........................................   1
1A.         Risk Factors...................................................   7
1B.         Unresolved Staff Comments......................................  15
2.          Properties.....................................................  15
3.          Legal Proceedings..............................................  15
4.          Submission of Matters to a Vote of Security Holders............  16
4A.         Executive Officers of the Registrant...........................  16

PART II
5.          Market for the Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchases of
              Equity Securities............................................  18
6.          Selected Consolidated Financial Data...........................  18
7.          Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  20
7A.         Quantitative and Qualitative Disclosures About Market Risk.....  28
8.          Financial Statements and Supplementary Data....................  28
9.          Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..........................  28
9A.         Controls and Procedures........................................  28
9B.         Other Information..............................................  28

PART III
10.         Directors of the Registrant....................................  29
11.         Executive Compensation.........................................  29
12.         Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters...................  29
13.         Certain Relationships and Related Transactions.................  29
14.         Principal Accountant Fees and Services.........................  29

PART IV

15.         Exhibits and Financial Statement Schedules.....................  30
SIGNATURES.................................................................  31
EXHIBIT INDEX..............................................................  32
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
  STATEMENT SCHEDULE....................................................... F-1

                                INTRODUCTORY NOTE

      Each reference in this Annual Report to "GoAmerica", the "Company" or "We", or any variation thereof, is a reference to GoAmerica, Inc. and its subsidiaries, unless the context requires otherwise.

      Many of GoAmerica's product/service names referred to herein are trademarks, service marks or tradenames of GoAmerica. This Annual Report also includes references to trademarks and tradenames of other companies. The GoAmerica and Wynd Communications names and logos and the names of proprietary products and services offered by us are trademarks, registered trademarks, service marks or registered service marks of GoAmerica. "GoAmerica", the "GoAmerica" logo, "i711", the "i711.com" logo, and "Relay and Beyond", are registered trademarks of GoAmerica. "i711.com", "i711 Wireless", "ClickRelay", "i711 Call Me", "One-Click Call Back", "VRS Notepad", "VRS to Go", and "Clear Mobile" are also trademarks and/or service marks of GoAmerica.

                           FORWARD-LOOKING STATEMENTS

      The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. There are many factors that may cause actual results to differ materially from those contemplated by such forward-looking statements. In addition to the factors disclosed by us under the caption "RISK FACTORS" and elsewhere in this document, the following factors concerning GoAmerica, among others, could cause our actual results to differ materially and adversely from our forward-looking statements: (i) our limited operating history; (ii) our ability to respond to the rapid technological change of the telecommunications relay service (known as "TRS") and/or wireless data industries and offer new or enhanced services; (iii) our dependence on wireless carrier networks and technology platforms supporting our relay services; (iv) our ability to respond to increased competition in the TRS and/or wireless data industries; (v) our ability to integrate acquired businesses and technologies; (vi) our ability to generate revenue growth; (vii) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; and (viii) difficulties inherent in predicting the outcome of regulatory processes. Such risks and others are more fully described in the Risk Factors set forth in Item 1A of this Annual Report. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

                                     PART I

Item 1. Business of the Company.

General

      GoAmerica(R), is a communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired. Our revenue is derived from telecommunications relay services, wireless subscription services, and from equipment and commissions associated with the sale of wireless handheld devices. During 2006, we divested our prepaid telecommunications business through an asset sale to a third party; accordingly we no longer offer prepaid telecommunications products or services.

      Our i711.com(TM) telecommunications relay service was launched in March 2005 and enables people who are deaf or hard of hearing to call and "converse" with hearing parties by using a computer, wireless handheld device or similar unit, through an operator that interprets text to voice and vice versa. Initially the wireless version of our service was made available by a license to Sprint Nextel; however, as of February 1, 2006, we terminated that license and began to offer our own i711.com-branded wireless relay service.

      Prior to December 2006, our i711.com relay services were text-only services accessed through a computer or wireless device connected to the Internet. In December 2006, we began offering a video-based form of i711.com relay services which are accessible through a web-camera attached to a computer that is connected to a broadband network such as cable or DSL.

      Our wireless subscription services operate over the T-Mobile wireless data network and consist primarily of two offerings: 1) the resale of recurring monthly data-only services for deaf or hard of hearing customers; and 2) our value added Wireless Toolkit(TM), which consists of a collection of services, including AAA Roadside Assistance, TTY/TDD messaging, and access to Insight Cinema's captioned movie information. GoAmerica continues to offer wireless data products and services to the consumer and enterprise markets and supports customers using our proprietary software technology called Go.Web(TM). Go.Web is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet primarily via the RIM Blackberry.

      We sell wireless devices directly to customers and indirectly through sub-dealers. We have a dealer agreement with T-Mobile whereby we sell devices and earn a commission, also called a bounty, upon activation of the device with an associated service rate plan.

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

      On September 25, 2002, we revised our Go.Web business model by entering into a series of agreements with EarthLink, Inc. ("Earthlink"), pursuant to which, among other things, EarthLink purchased certain of our subscribers, EarthLink provides billing, collections and customer service to our Go.Web customers. The initial term of this relationship with EarthLink was two years and it has continued to operate on substantially similar terms; however, we cannot predict at this time whether this arrangement will be extended, terminated or restructured as the importance of this relationship to the Company decreased continually throughout 2006 as a result of our emphasis on the deaf and hard of hearing markets and text- and video-based relay services.

      In December 2003, we announced plans for a strategic re-focusing, premised on a financing that we completed in March 2004, which centered on serving the deaf and hard of hearing markets by growth of our core wireless services business, development and marketing of new communications services, including branded Internet protocol relay services (or IP relay services), and video relay services (or "VRS"), and providing superior customer support services.

Our Business

      GoAmerica's strategy is to focus its resources on providing a variety of accessible communications services to people who are deaf, hard of hearing and/or speech impaired. According to the American Speech and Hearing Association, more than 28 million Americans currently experience some level of significant hearing loss.

      Relay Services

      Our i711.com text and video relay services permit deaf consumers to contact a Telecommunications Relay Service (or "TRS") operator to place a "live" telephone call to a hearing party by using certain wireless handheld devices, or personal computers. Generally, TRS enables standard voice telephone users to talk to people who have difficulty hearing or speaking on the telephone by having a relay operator (also referred to as Communications Assistants or "CA's") interpret for both parties via text-to-voice interpretation or in the case of VRS, a sign language-to-voice interpretation. VRS generally enables individuals who use American Sign Language to use video equipment to make calls by communicating with a CA, who interprets the initial message into either speech or text and signs back the hearing party's response.

      We launched our i711.com VRS in December 2006, joining our text-based IP relay services, which can be accessed using various technologies, including wireless handhelds such as the RIM Blackberry and T-Mobile Sidekick, our i711.com Internet portal, and a new service we made available in December 2006 called "i711 Call Me", which permits hearing parties to contact deaf consumers through a personal toll-free number that is directed to our relay platform.

      Our text relay service communicates with Nordia, Inc.'s technology platform and CA's to facilitate calls. i711.com VRS uses sign language interpreters to facilitate calls through a commercial arrangement with Visual Language Interpreting, Inc.

      Substantially all TRS, including our text and video relay services, are free to the consumers who use them as such services are subsidized by a portion of the Universal Services Fund assessment collected by telecommunications carriers from most of their customers and remitted to the Federal Communications Commission ("FCC"). The FCC establishes a per-minute reimbursement rate and authorizes the National Exchange Carriers Association to administer the payments to relay service providers like us from the reimbursement fund.

      During June 2006, we became certified by the FCC so that, rather than submitting minutes for reimbursement through Nordia and receiving a net payment from Nordia after deduction for their fees, we were and remain able to submit minutes directly. As a result, we now recognize all of the relay service revenue and pay Nordia's related service fees thereafter. Like the other relay service providers, we receive payment based on relay minutes used that are initiated on our particular service. We do not know if the current and future per-minute reimbursement rates will increase, decrease or remain substantially the same as current levels. (See "Business - Government Regulation".)

      For a person that is deaf or severely hard of hearing, the TTY or TDD, a text-based communications instrument that operates in North America using an outdated Baudot 45.5 protocol, had historically been the centerpiece of telecommunications accessibility, usually requiring a wireline connection. The size and weight of most TTY devices and the slow transmission speed of the Baudot protocol makes communicating "on-the-go" a difficult task for a deaf individual. Over the years, advances in regulatory policy and technology have vastly improved the level of communications accessibility available to deaf consumers nationwide. (See "Business - Government Regulation".)

      Although some people who are deaf or hard of hearing are still able to use voice-based communications services, TRS is becoming increasingly a primary means for those within this segment of the population who are profoundly deaf or speech impaired to communicate with businesses, health providers and hearing persons. The

Internet Relay and Video Relay sectors of TRS are growing steadily due to broadband technology developments and the prevalence of the Internet. Internet Relay is available to anyone who has access to the Internet via a computer, wireless handheld device, Web-capable telephone or any other Internet Protocol-based device. Unlike traditional TRS, where a TTY user contacts a TRS center via telephone lines and the CA at the TRS center calls the receiving party via voice telephone, the first leg of an Internet Relay call goes from the caller's computer or other Web-capable device to the TRS relay center via the Internet. With the development of multiple Internet Relay services, deaf consumers now can choose their own relay provider rather than being required to use the provider for the State in which they live. We developed our i711.com web portal and service with distinctive calling features and a community orientation in order to be perceived as user friendly, familiar and a preferred Internet Relay service.

      In a previous effort to enter the VRS market, on July 6, 2005, we entered into a merger agreement with Hands On Video Relay Services, Inc., a privately owned VRS provider, and its affiliates. On March 7, 2006, we announced the cancellation of our Special Meeting of Stockholders and our determination not to pursue our proposed merger with Hands On. (See "Business - Termination of Hands On Merger Agreement".)

      Wireless Subscription Services

      Our wireless subscription services operate over the T-Mobile wireless data network and consist primarily of two offerings: 1) the resale of recurring monthly data-only services for deaf or hard of hearing customers; and 2) our value added services called Wireless Toolkit; a collection of services including AAA Roadside Assistance, TTY/TDD messaging, and access to Insight Cinema's captioned movie information. Our Wireless Toolkit is a software application that runs on popular versions of the RIM BlackBerry and the T-Mobile Sidekick. During 2006, we ceased offering our WyndTell services, which operated on older wireless networks using devices no longer manufactured by RIM.

      Throughout 2006, we continued to support wireless data technology, applications and software that address the productivity and communications needs of enterprise customers and consumers and are based on our proprietary software technology called Go.Web. By utilizing Go.Web, corporations can improve the productivity of employees by enabling secure wireless access to corporate data on many wireless computing devices and over many wireless data networks. Our Go.Web technology can be hosted and supported in a secure network operations center maintained by GoAmerica or its third party outsourcing provider. As our business emphasis and product development efforts are focused on servicing the deaf and hard of hearing markets, we have not continued to invest in Go.Web. The financial contribution of Go.Web to the Company has been declining and we do not foresee devoting significant resources to this business during 2007.

      Wireless Devices and Activations

      Through our master dealer agreement with T-Mobile, we sell wireless communications devices and earn commissions through the direct and indirect acquisition of subscribers on behalf of this network provider.

Sales and Marketing

      Sales

      We currently sell our services and solutions through both direct and indirect channels of distribution. As of March 1, 2007, we had 4 employees working in a sales capacity.

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

Marketing

      We generally deploy a marketing mix consisting of direct mail, Internet direct response, print ads in periodicals aimed at deaf and hard of hearing audiences, and tradeshow sponsorship and participation. As of March 1, 2007, we had 3 employees working in a marketing capacity.

Technology and Operations

Service Infrastructure

      Data Center. We use a publicly traded, third-party information technology firm to host many of our service applications. Our outsourcing strategy provides our customers with the highest levels of reliability while lowering our overall cost structure. We believe our provider's facilities are capable of meeting the capacity demands and security standards for services we have developed or are developing for our customers. Technical personnel continually monitor network traffic, service quality and security.

      Wireless Networks. Through our relationship with T-Mobile, our customers are able to use our wireless solutions in most major metropolitan areas in the continental U.S.

Software Technology

      For our i711.com text- and video- based relay services business, we have developed a standard-based, services platform that enables our customers to place relay calls using different access methods. The platform consists of a combination of proprietary and licensed technology elements. The i711.com relay services platform currently allows access from web browsers, AOL's AIM instant messaging clients (text relay only), calls initiated from hearing parties through a toll free number, and wireless devices. The architecture of our i711 relay services platform allows us to add new access methods and value added services to the platform. The platform also allows for the addition of entirely new services to be added in the future. Our i711 relay services platform offers deaf or hard of hearing users a secure, fast, reliable and user friendly relay platform through our use of Secure Socket Layer, or "SSL", efficient coding practices, system redundancy and user centric design principles.

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

Licensed Software Technology

      Video Relay Service

      Our i711 VRS service offering operates in conjunction with a third party's video conferencing application allowing numerous users to interface simultaneously with the service.

      Customer Service, Billing and Fulfillment

      We provide tier-1 customer support for users of our i711(TM) branded relay services offerings, with Nordia, Inc. and Visual Language Interpreting assisting as needed.

      We provide corporate or individual customer billing for all customers of our wireless subscription services. For Go.Web, EarthLink provides the majority of customer support and billing under a revenue sharing arrangement.

      For product fulfillment, we maintain an inventory of mobile devices which we buy from third-party manufacturers and resellers.

Termination of Hands On Merger Agreement

      On July 6, 2005, we entered into a merger agreement with Hands On Video Relay Services, Inc., Hands On Sign Language Services, Inc. and their principal shareholders (collectively referred to as "Hands On") pursuant to which the Hands On companies were to merge with subsidiaries of GoAmerica in exchange for the Hands On shareholders receiving an amount of shares of GoAmerica common stock equal to the number of shares of GoAmerica common stock outstanding on the date the proposed merger closed, reduced in accordance with purchase price adjustments specified in the merger agreement. Hands On is a provider of VRS and sign language interpreting services to people who are deaf or hard of hearing. We had previously entered into a short term loan agreement, dated May 2, 2005, with Hands On pursuant to which we agreed to loan Hands On up to $1 million for capital expenditures consistent with growth plans that we intended to execute with Hands On upon merging. On October 28, 2005, the Hands On parties and GoAmerica executed a waiver and supplemental agreement, amending the merger agreement, which permitted Hands On to attempt to raise funds on its own for a limited period in exchange for additional reductions in the merger consideration to be received by Hands On shareholders in the event certain liabilities remained on Hands On's balance sheet at the time of the merger. We filed a preliminary Registration Statement on Form S-4 on December 30, 2005 and filed the final amendment thereto on January 18, 2006. Each of GoAmerica and the Hands On companies established special stockholder meeting dates in February 2006 at which the proposed merger was to be voted upon by each company's stockholders of record as of January 13, 2006, to whom were mailed a joint proxy statement/prospectus and related materials. On February 22, 2006, the shareholders of each of the Hands On companies each approved the merger with us. Our special meeting of stockholders, originally scheduled for February 27, 2006, was adjourned to March 13, 2006 in order to allow us additional time to achieve a quorum for our special meeting, which we did achieve on March 6, 2006. On March 1, 2006, Hands On sent us a letter purporting to terminate the merger agreement. Subsequent discussions were held among representatives of GoAmerica and Hands On; however there appeared to be no basis to continue to pursue our merger with Hands On. On March 7, 2006, we canceled our special stockholders meeting at which our stockholders were expected to approve the issuance of our common stock in the proposed merger with Hands On and announced we would not pursue our proposed merger with Hands On.

      In December 2006, we commenced litigation against Hands On seeking recovery of our loan receivable (see "Legal Proceedings").

Competition

      The relay services market consists of well-funded competitors such as AT&T, MCI/Verizon, Sprint Nextel, Hamilton Telecommunications, and Sorenson Communications ("Sorenson"). Each of these companies offers text relay services similar to ours and they may deploy similar enhancements and marketing tactics to attract the attention of prospective users. Each of the providers referred to above also offers VRS in addition to Hands On Video Relay Services, Inc. (See "Business-Termination of Hands On Merger Agreement".) Sorenson currently is the largest provider of VRS services used in the U.S., due in part to its ability to restrict users from accessing other VRS provider services. On February 20, 2006, Sorenson announced plans to allow the users of its videophones to call not only Sorenson VRS interpreters but also the interpreters of other VRS providers. Effective July 1, 2006, all users of the Sorenson videophones are now able to call a hearing person using sign language through the interpreters of any other VRS provider.

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

      Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do; however, few of such competitors focus on deaf or hard of hearing customers to the same degree we do. Despite any lack of a similar focus on the part of our competitors, many of these companies may have greater name recognition and may be able to adopt more aggressive approaches to the market than we can. Competitive pressures may have a material adverse effect on our business and reduce our market share.

Research and Development

      Most of our product and service offerings are developed internally. We also purchase and license technology. We continue to enhance the features and performance of certain of our existing products and services. In addition, we are continuing to develop new products that are complementary to our current suite of products.

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

Intellectual Property Rights

      We have not yet obtained patents on our technology that would preclude or inhibit competitors from using our technology. In February 2001, we filed a patent application on certain aspects of our Go.Web technology. The application is presently pending in the United States Patent and Trademark Office and has been filed internationally. Certain aspects of our various technologies rely on perpetual, royalty-free, worldwide licenses under third party patents relating to wireless products and services. We rely on a combination of patent, copyright, trademark, service mark, trade secret laws, unfair competition law and contractual restrictions to establish and protect certain proprietary rights in our technology and intellectual property. We have received or applied for registration of certain of our GoAmerica, Wynd, and i711.com names and marks in the United States Patent and Trademark Office. The steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third party development of similar technologies. In addition, the laws of certain foreign countries may not protect our technologies or intellectual property rights to the same extent as do the laws of the United States. We also rely on certain technologies that we license from third parties. These third party technology licenses may not continue to be available to us on commercially attractive terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on our business, financial condition or results of operations. Third parties could claim infringement by us with respect to current or future technology. We expect that we and other participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause service or installation interruptions or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, financial condition or results of operations.

Government Regulation

      The enactment of the Americans with Disabilities Act of 1990 mandated that every State implement a system for Telecommunications Relay Services ("TRS") whereby a deaf consumer, using a TTY connected to the telephone network, could communicate with a hearing person through the use of a relay operator. The Federal Communications Commission ("FCC") has oversight responsibility for Telecommunications Relay

Services in the U.S. and maintains guidelines that all States must follow. These services, beginning statewide in California in 1987 and nationally available since 1992, empowered deaf consumers to expand their use of the TTY in telephone conversations with hearing parties as well. At the national level, interstate relay services are funded by FCC-mandated common carrier contributions to a reimbursement fund that is administered by the National Exchange Carrier's Association. At the State level, intrastate funds for relay reimbursement can come from rate payer surcharges, tariff charges to the local exchange carrier or taxes as administered by the State.

      Since June 2006, we have been certified by the FCC to offer IP- and Video-based forms of relay service and receive reimbursement directly from the FCC's TRS Fund. Consistent with this certification, to remain compliant we must adhere to certain technical, operational and performance standards as we conduct ourselves as a provider of relay services.

      Beyond our regulatory obligations as a certified provider of relay services, we are not currently subject to direct federal, State or local government regulation, other than regulations that apply to businesses generally. The network carriers and third party providers we contract with to provide services are subject to regulation by the FCC and possibly one or more States. Changes in FCC regulations could affect the availability of our services and the network carriers' and third party providers' willingness or ability to sell to us. We could also be adversely affected by developments in regulations that govern or may in the future govern the Internet, the allocation of radio frequencies or the placement of cellular towers. Also, changes in these regulations could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition or results of operations.

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

Employees

      As of March 1, 2007, we had a total of 34 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A. Risk Factors

Risks Particular To GoAmerica

We have historically incurred losses and these losses will continue in the foreseeable future.

      We have never earned a profit. We had net losses of $2.0 million, $4.4 million, and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Since our inception, we have invested significant capital to build our wireless network operations and e-commerce systems as well as our billing system. We also have provided mobile devices made by third parties to our customers at prices below our costs for such devices. We will need to generate increased revenue to become profitable and sustain profitability on a quarterly and annual basis.

      We may not achieve or sustain our revenue or profit goals, and our ability to do so depends on the factors specified elsewhere in "Risk Factors" as well as on a number of factors outside of our control, including the extent to which:

      o our competitors announce and develop, or lower the prices of, competing services;

      o wireless network carriers, data providers and manufacturers of mobile devices dedicate resources to selling our services or increase the costs of, or limit the use of, services or devices that we purchase from them; and

      o The Federal Communications Commission reduces the per-minute reimbursement rates for relay services significantly.

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

      Our business strategy is centered on the pursuit of certain priorities, centered on the offering of services to deaf or hard of hearing customers. These priorities and the principal risks associated with each priority include:

      o Development and marketing of new communications services, including branded Internet Protocol and Video Relay Services. To remain competitive in our primary marketing areas, we must continue to offer innovative products and services. We will be limited in the extent to which we can focus upon technological development by capital constraints, by the time that it takes to commercialize product and service concepts and by the steps that may be taken by our competitors. In our rapidly changing environment, developments that appear to present significant advantages may become more broadly available or surpassed before we are able to benefit from our development efforts. In recent years, our shortage of liquidity has required us to reduce the amount of resources devoted to marketing. We expect that capital constraints will continue to limit our marketing efforts.

      o Providing superior customer experience using in-house and outsourced support functions. Our business model will be materially adversely affected if we are unable to offer a superior relay service user experience and customer support to the users of our relay services with high quality transmissions and highly competent communications assistants handling their calls. In order to improve our operating margins, we intend to cause more of our relay calls to be handled in lower cost countries outside of the U.S. To the extent we rely on third party technologies and interpreters, the user experience with our services is highly dependent on their respective performance. In the past, capital constraints have limited our customer support functions.

      o Growth of wireless services business. We cannot assure you that we will be able to grow our core business. For us to grow this business internally, we will need to improve our margins and demonstrate an ability to operate profitably. For us to grow by means of product or service acquisitions, we will require additional capital to fund acquisitions and we will confront the risks, described below, inherent in an acquisition strategy.

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

      In order for us to execute our business plan, it will be necessary for us to continue to operate under significant budgetary constraints. These constraints limit our ability to respond to business opportunities or issues as they arise and may adversely affect our ability to respond to market demands and our ability to compete.

We have a limited operating history, which makes it difficult to evaluate an investment in our common stock.

      We have a limited operating history on which you can evaluate our business, financial condition and operating results. We face a number of risks encountered by early stage companies that participate in new technology markets, including our ability to:

      o maintain our engineering and support organizations, as well as our distribution channels;

      o manage expanding operations, including our ability to expand our systems if our relay services and/or subscriber base grow(s) substantially;

      o     manage our dependence on outsourced service providers;

      o negotiate and maintain favorable usage rates with telecommunications carriers;

      o     retain and expand our subscriber base at profitable rates;

      o recoup our expenses associated with the wireless devices we resell to subscribers;

      o     attract and retain management and technical personnel; and

      o anticipate and respond to market competition and changes in technologies.

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

      We must continue to develop and expand our systems and operations in order to remain competitive. Our need to continually innovate has placed, and we expect it to continue to place, significant strain on our managerial, operational and financial resources. We may be unable to develop and expand our systems and operations or implement our business plan for one or more of the following reasons:

      o we may not be able to retain at reasonable compensation rates qualified engineers and other employees necessary to expand our capacity on a timely basis;

      o we may not be able to dedicate the capital necessary to effectively develop and expand our systems and operations; and

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

      o     enhance our engineering and system design capabilities;

      o     develop applications for new networks and services;

      o     develop services that meet changing customer needs;

      o influence and respond to emerging industry standards and other changes; and

      o     advertise and market our services.


We depend upon carriers' networks. If we do not have continued access to sufficient capacity on reliable networks, our business will suffer.

      Our success partly depends on our ability to buy sufficient capacity on or offer our services over the networks of carriers and on the reliability and security of their systems. We depend on these companies to provide uninterrupted and "bug free" service and would be adversely affected if they failed to provide the required capacity or needed level of service. In addition, although we have some forward price protection in our existing agreements with certain carriers, we could be adversely affected if carriers were to increase the prices of their services significantly.

We depend on third parties for sales of certain of our products and services which could result in variable and unpredictable revenues.

      We rely substantially on the efforts of others to sell many of our communications products and services. Should our relationships with distribution parties cease or be less successful than anticipated, our business, results of operations, and financial condition would be materially adversely affected. While we monitor the activities of our distributors and resellers, we cannot control how those who sell and market our products and services perform and we cannot be certain that their performance will be satisfactory. If the number of customers we obtain through these efforts is substantially lower than we expect for any reason, this would have a material adverse effect on our business, operating results and financial condition.

We depend on retaining key personnel. The loss of our key employees and the inability to recruit talented new personnel could materially adversely affect our business.

      Due to the technical nature of our services and the dynamic market in which we compete, our performance depends on retaining and hiring certain key employees, including technically proficient personnel. Competitors and others have recruited our employees in recent years as we have found it necessary to implement cost controls that have reduced the attractiveness of employment with us. An important part of our compensation to our key employees is in the form of stock option and/or restricted stock grants. The uncertainty associated with our stock price may make it difficult for us to attract and retain qualified personnel.

Systems failures could harm our business by injuring our reputation or causing relay service users to use competitors' services or lead to claims of liability for unsecured transmission of data.

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

      The market for our services is becoming increasingly competitive. The widespread adoption of industry standards may make it easier for new market entrants and existing competitors to introduce services that compete against ours. We developed our solutions using standard industry development tools. Many of our agreements with carriers, device manufacturers and data providers are non-exclusive. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

      o wireless carriers, such as Cingular, Verizon Wireless, Velocita, Sprint Nextel and T-Mobile, and distributors such as RACO, WirelessRain and Venecom;

      o relay providers such as AT&T, Sprint Nextel, Verizon/MCI, Sorenson, Hamilton, HandsOn and Communications Services for the Deaf; and

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

      o     technical difficulties or network downtime;

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

      If we are successful in implementing our business plan, we may experience growth in our business. In that event, it will be necessary for us to expand our workforce and to train, motivate and manage additional employees and/or contractors as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to effectively manage future growth could have a material adverse effect on our business.

We are vulnerable to circumstances outside of our control which could seriously disrupt our business.

      Our software, as well as any ancillary hardware, is vulnerable to damage or interruption from:

      o     fire, flood, and other natural disasters;

      o power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation, and similar events; and

      o     computer viruses.

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

      The market for communications services serving deaf and hard-of-hearing persons has grown rapidly in recent years and the number and variety of competitive services is significant. Obtaining and/or maintaining Federal Communications Commission certification has a material impact on a provider's financial results. Current barriers to market acceptance of these services include cost, reliability, functionality and ease of use. Based on these factors and competitive aspects of the market, we cannot be certain of initial or continuing market acceptance of our services. If the market for our services does not grow or grows slower than we currently anticipate, our business, financial condition and operating results could be materially adversely affected.

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

      We do collect sales and other taxes in the State in which we have an office and are required by law to do so. One or more jurisdictions have sought to impose sales other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on our products and services, or remit payment of sales and other taxes for prior periods, could have a material adverse effect on our business, financial condition or results of operations.

      Any new legislation or regulation that may be adopted by the United States Congress to regulate the Internet, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business.

The steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third party development of similar technologies. In addition, the laws of certain foreign countries may not protect our technologies or intellectual property rights to the same extent as do the laws of the United States. We also rely on certain technologies that we license from third parties and these third party technologies may not continue to be available to us on commercially attractive terms.

      The loss of the ability to use certain technology or intellectual property could require us to obtain the rights to use substitute technology, which could be more expense or offer lower quality or performance, and therefore have a material adverse effect on our business, financial condition or results of operations. Third parties could claim infringement by us with respect to current or future technology. We expect that we and other participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause service or installation interruptions or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect on our business, financial condition or results of operations.

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

      As a result of our 2004 equity financing, we issued warrants to purchase 144,731 shares of our common stock at a price of $12.00 per share, of which 71,820 remain outstanding.

      The significant number of shares that may be issuable at a price which could be less than the current market price of our common stock could adversely affect the market price of our common stock.

      The issuance in the future of additional authorized shares may have the effect of diluting the earnings per share and book value per share, as well as the stock ownership and voting rights, of the currently outstanding shares of our common stock. In addition, the existence of authorized, but unissued, shares of our common stock may be construed as having an anti-takeover effect. We could, subject to the board's fiduciary duties and applicable law, issue such authorized shares to purchasers who might oppose a hostile takeover bid or any efforts to amend or repeal certain provisions of our certificate of incorporation or bylaws. Such a use of these additional authorized shares could render more difficult, or discourage, an attempt to acquire control of us through a transaction opposed by the board.

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

Item 1B. Unresolved Staff Comments

      Not applicable.

Item 2. Properties.

      We own no real property. Our principal offices are located at 433 Hackensack Avenue in Hackensack, New Jersey, consisting of approximately 10,000 square feet that we lease through July 2007. We are currently evaluating remaining in our current location as well as taking comparable office space in the same geographical market. We also lease small suites in Schaumburg, Illinois and Washington, D.C., each less than 2,500 square feet, as call centers for our video relay service. We believe that our current facilities or other readily available facilities are adequate to support our existing operations.

Item 3. Legal Proceedings.

      On May 2, 2005, we entered into a short term loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, "Hands On"). Pursuant to that agreement, all amounts advanced to Hands On are secured, initially, by the assets acquired with such funds with interest at a defined prime rate. As a result of the termination of the merger agreement, repayment obligations began July 1, 2006 and were scheduled to continue through March 2008. We received all such payments due through September 30, 2006, however, Hands On failed to make subsequent payments. In December 2006, we commenced litigation against Hands On in California Superior Court, seeking recovery of the outstanding balance of approximately $562,000 lent by us to Hands On, plus additional interest, attorney's fees and related costs. The litigation is in the early stage and we intend to pursue our rights and remedies vigorously.

      On September 22, 2004, Boundless Depot, LLC ("Boundless Depot") and Scott Johnson, one of two Boundless Depot shareholders, sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of one million dollars for GoAmerica's refusal to pay Boundless Depot unattained contingent consideration, consisting of cash and/or GoAmerica Common Stock, with respect to the Asset Purchase Agreement dated as of February 8, 2003 (the "Deafwireless Agreement"), pursuant to which GoAmerica and Wynd Communications acquired certain Deafwireless assets. The total value of such contingent consideration, if all contingencies had been fully met and amounts paid immediately thereupon, would not have exceeded $211,000; however, we do not believe any of the contingent consideration is owed to Boundless Depot or either of its shareholders since conditions of the Deafwireless Agreement were not met and we incurred costs for which we are entitled to receive reimbursement from Boundless Depot or offset against any amounts that may become payable to Boundless Depot. Upon petition by GoAmerica and Wynd Communications, the Court has ordered this matter into arbitration, which process is now pending. We intend to defend this action vigorously and may elect to pursue counterclaims.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders was held on December 21, 2006. There were present at the Annual Meeting, in person or by proxy, stockholders holding an aggregate of 1,912,005 shares of Common Stock out of a total number of 2,460,951 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting. The results of the vote taken at such Annual Meeting with respect to the election of the nominees to be our Class C directors as elected by the holders of the Common Stock to hold office until the 2009 Annual Meeting were as follows:

            Nominees                           For           Withheld
            --------                        ---------        --------
            Aaron Dobrinsky ..........      1,845,807         66,198
            D. Sue Decker ............      1,856,718         55,287
            King Lee .................      1,843,357         68,648

      Joseph Korb and Janice Dehesh continued their terms as Class A directors, such terms expiring at the 2007 Annual Meeting of Stockholders, and Daniel R. Luis and David Lyons continued their terms as Class B directors, such terms expiring at the 2008 Annual Meeting of Stockholders.

Item 4A. Executive Officers of the Registrant

      The following table identifies the current executive officers of the
Company:

                                                         Capacities in                             in Current
Name                             Age                     Which Serving                           Position Since
----                             ---                     -------------                           --------------
Daniel R. Luis................    40    Chief Executive Officer and Director                          2003
Donald Barnhart...............    49    Chief Financial Officer                                       2004
Jesse Odom....................    41    Chief Technology Officer                                      2000
Wayne D. Smith................    48    Executive Vice President, General Counsel and Secretary       2005

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

            Quarter Ended                                High         Low
            -------------                               ------       -----
            March 31, 2005........................      $10.25       $5.03
            June 30, 2005.........................      $ 8.08       $5.39
            September 30, 2005....................      $ 7.65       $3.55
            December 31, 2005.....................      $ 7.65       $3.75
            March 31, 2006........................      $ 5.46       $3.31
            June 30, 2006.........................      $ 5.68       $2.75
            September 30, 2006....................      $ 3.71       $2.75
            December 31, 2006.....................      $10.87       $3.09

      As of March 24, 2007, the approximate number of holders of record of our common stock was 100 and the approximate number of beneficial holders of our common stock was approximately 15,000.

      The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the GoAmerica, Inc. 1999 Stock Plan, the GoAmerica Communications Corp. 1999 Stock Option Plan and the GoAmerica, Inc. 2005 Equity Compensation Plan as of December 31, 2006. These plans were the Company's only equity compensation plans in existence as of December 31, 2006.

                                                                                                               (c)
                                                                                                      Number of Securities
                                                         (a)                                         Remaining for Available
                                                 Number Of Securities               (b)               Future Issuance Under
                                                  to be Issued Upon           Weighted-Average         Equity Compensation
                                               Exercise of Outstanding       Exercise Price of          Plans (Excluding
                                                  Options, Warrants         Outstanding Options,      Securities Reflected
                                                     and Rights              Warrants and Rights          in Column (a))
                                               -----------------------      --------------------     -----------------------
Equity Compensation Plans
   Approved by Shareholders...................         167,511                      $45.59                   32,500
Equity Compensation Plans
   Not Approved by Shareholders...............              --                          --                       --
                                                       -------                      ------                   ------
Total.........................................         167,511                      $45.59                   32,500
                                                       =======                      ======                   ======

      In November 2005, we issued 245,000 shares of common stock under the 2005 Plan in the form of restricted stock awards in connection with employment agreements. These shares were issued as an incentive to retain key employees and officers and vest over 3 years. These shares were unregistered and we relied on the private placement exemption contained in Section 4(2) of the Securities Act of 1933.

      In November 2006, we issued 122,500 shares of common stock under the 2005 Plan in the form of restricted stock awards of which 92,500 were issued to our Directors and 30,000 to Consultants.

      The number of securities remaining available for future issuance excludes the outstanding restricted stock awards as well as securities underlying outstanding options, warrants and rights.

Related Stockholder Matters

      We have never declared or paid any cash dividends on our common stock. We intend to retain earnings, if any, to fund future growth and the operation of our business.

Item 6. Selected Consolidated Financial Data.

      The selected consolidated financial data set forth below with respect to our statement of operations data for the years ended December 31, 2006, 2005 and 2004, and with respect to the consolidated balance sheet data at December 31, 2006 and 2005 are derived from and are qualified by reference to our audited consolidated financial statements and related notes thereto presented elsewhere herein. Our selected consolidated statement of operations data for the years ended December 31, 2003 and 2002 and consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Annual Report on Form 10-K.

                                                                                   Years Ended December 31,
                                                                           (In thousands, except for per share data)
                                                        ----------------------------------------------------------------------------
                                                          2006            2005               2004            2003             2002
                                                          ----            ----               ----            ----             ----
Consolidated Statement of
   Operations Data:
Revenues:
Relay services ..................................       $  8,695        $  1,261           $     --        $     --        $     --
Subscriber ......................................          1,190           2,348              5,588          10,108          29,017
Commissions .....................................          2,454             755                 --              --              --
Equipment .......................................            429             442                181           1,042           6,560
Other ...........................................              8             125                260             728             335
                                                        --------        --------           --------        --------        --------
Total revenue ...................................         12,776           4,931              6,029          11,878          35,912
                                                        --------        --------           --------        --------        --------
Costs and expenses:
   Cost of relay services .......................          5,320              --                 --              --              --
   Cost of subscriber revenue ...................            845             967              2,539           2,669          20,434
   Cost of equipment revenue ....................            536             585                260           1,152           8,537
   Cost of network operations ...................            110             231                733           1,828           3,074
   Sales and marketing ..........................          2,494           1,166                597           1,072           8,038
   General and administrative ...................          4,589           4,777              5,411           9,617          29,082
   Research and development .....................            359             363                507           1,209           3,456
   Depreciation and amortization
      of fixed assets ...........................            362             485                804           1,912           4,342
   Amortization of other
      intangibles ...............................             --             639                682           1,081           1,483
   Impairment of goodwill .......................             --              --                 --             193           8,400
   Impairment of other
      long-lived assets .........................             --              --                 --           1,202           5,582
                                                        --------        --------           --------        --------        --------
Total costs and expenses ........................         14,615           9,213             11,533          21,935          92,428
                                                        --------        --------           --------        --------        --------
Loss from operations ............................         (1,839)         (4,282)            (5,504)        (10,057)        (56,516)
Other income:
   Terminated merger costs ......................           (490)             --                 --              --              --
   Gain on sale of subscribers ..................             --              --                 --           1,756              --
   Settlement gains, net ........................             --              --              1,494              85              --
   Interest (expense) income, net ...............            169             160               (944)           (275)            191
                                                        --------        --------           --------        --------        --------

Total other income ..............................           (321)            160                550           1,566             191
                                                        --------        --------           --------        --------        --------

Loss before benefit from
   income taxes .................................         (2,160)         (4,122)            (4,954)         (8,491)        (56,325)
Income tax benefit ..............................            789             764                732             284             436
                                                        --------        --------           --------        --------        --------

Loss from continuing operations .................         (1,371)         (3,358)            (4,222)         (8,207)        (55,889)
Loss from discontinued operations ...............           (589)         (1,014)              (222)             --              --
                                                        --------        --------           --------        --------        --------

Net loss ........................................       $ (1,960)       $ (4,372)          $ (4,444)       $ (8,207)       $(55,889)
                                                        ========        ========           ========        ========        ========

Loss per share-basic and diluted:
   Loss from continuing operations ..............       $  (0.65)       $  (1.61)(A)       $  (2.37)       $ (12.10)       $ (83.04)
                                                        ========        ========           ========        ========        ========

   Loss from discontinued

      operations ................................       $  (0.28)       $  (0.48)(A)       $  (0.12)       $     --        $     --
                                                        ========        ========           ========        ========        ========

Basic and diluted net loss per share ............       $  (0.93)       $  (2.09)(A)       $  (2.49)       $ (12.10)       $ (83.00)
                                                        ========        ========           ========        ========        ========

Weighted average shares used in
   computation of basic and diluted
   net loss per share ...........................          2,105           2,093              1,785             678             673

----------

(A) Restated for weighted average number of shares - see Note 2 to the Consolidated Financial Statements.

                                                                     As of December 31,
                                                                       (In thousands)
                                                ----------------------------------------------------------------
                                                  2006         2005          2004           2003         2002
                                                  ----         ----          ----           ----         ----
Balance Sheet Data:
Cash and cash equivalents................       $ 3,870       $ 4,804       $ 7,098         $ 568       $ 4,982
Working capital (deficit)................         3,617         4,810         8,530        (2,656)       (1,037)
Total assets.............................        13,879        14,075        17,986        12,965        26,765
Total stockholders' equity...............        11,061        12,498        16,814         7,142        13,017

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

Overview

      GoAmerica(R) is a communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech impaired, including wireless subscription and value added services, Internet relay services and wireless devices and accessories. Our i711.com(TM) telecommunications relay service was launched in March 2005 and enables people who are deaf or hard of hearing to call and "converse" with hearing parties by using a computer, wireless handheld device or similar unit, through an operator that interprets text to voice and vice versa. In addition, during December 2006, we began offering our i711 Video Relay Service (VRS), the newest member of the i711.com(TM) family of relay services. i711 VRS enables people who are deaf to use sign language to communicate with hearing people using a Windows computer, a web camera, and a broadband Internet connection. Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica, offers wireless subscription services that operate over the T-Mobile wireless data network and consist primarily of two offerings: 1) the resale of recurring monthly data-only services for deaf or hard of hearing customers; and 2) our value added services called Wireless Toolkit(TM), which consists of a collection of services, including AAA Roadside Assistance, TTY/TDD messaging, and access to Insight Cinema's captioned movie information. We sell wireless devices directly to customers and indirectly through sub-dealers. We have a dealer agreement with T-Mobile whereby we sell devices and earn a commission, also called a bounty, upon activation of the device with an associated service rate plan. GoAmerica continues to support customers who use our proprietary software technology called Go.Web'. GoWeb is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet on numerous wireless computing devices. In September 2006, we entered into an agreement to sell GoAmerica Marketing, Inc., dba GA Prepaid ("GA Prepaid"), our prepaid calling card division, effective as of August 31, 2006. The sale closed on October 2, 2006.

      Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. We have incurred operating losses since our inception. We will need to significantly improve our overall gross margins, and further reduce our selling, general and administrative expenses, as a percentage of revenue, to become profitable and sustain profitability on a quarterly or annual basis. We will seek to grow our wireless communications business through additional strategic alliances and/or new service offerings.

      We began providing relay services in March 2005. Revenue from relay services is recognized as revenue when services are provided or earned. Relay services revenue accounted for approximately 68.1% and 25.6% of our total revenue during 2006 and 2005, respectively. In June 2006, the FCC granted certification allowing us to bill a third party administrator directly for service usage as opposed to submitting through a third party provider as in prior periods.

      Our subscriber revenue primarily consists of monthly service fees, which we recognize as revenue when the services are provided to the subscriber. Subscriber revenue accounted for approximately 9.3%, 47.6% and 92.7% of our total revenue during 2006, 2005 and 2004, respectively. Our service plans, which are marketed through Wynd, provide data usage on multiple mobile devices through variable and fixed monthly fees ranging from $9.95 to $39.95. This revenue historically has declined as a percentage of total revenue due to the introduction and growth of our relay services and declines in our subscriber base.

      Revenue from commissions is recognized upon activation of subscribers on behalf of third party wireless network providers. Commission revenue accounted for approximately 19.2% and 15.3% of our total revenue during 2006 and 2005, respectively. We did not provide comparable services during 2004.

      We also typically sell third-party mobile devices in conjunction with a service agreement to a new subscriber. Equipment revenue accounted for approximately 3.4%, 9.0% and 3.0% of our total revenue during 2006, 2005 and 2004, respectively. We recognize equipment revenue at the time of the shipment of the mobile device to a subscriber.

      In addition, we historically have generated other revenue which consists of consulting services relating to the development and implementation of wireless data systems for certain corporate customers. We did not generate revenues from professional services during 2006 and do not anticipate generating revenues from professional services during 2007.

      Our sales and marketing expenses consist primarily of compensation and related costs for marketing personnel, advertising and promotions, travel and entertainment and other related costs. We expect sales and marketing expenses to increase as a percentage of sales during 2007 as compared to 2006 as we introduce new products and services to the consumer marketplace. Our general and administrative expenses consist primarily of compensation and related costs for general corporate and business development, along with rent and other related costs. We expect general and administrative expenses to decrease as a percentage of our annual revenues. Our research and development expenses consist primarily of compensation and related costs and professional service fees. Depreciation and amortization expenses consist primarily of depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases.

      Net interest income consists primarily of interest earned on cash and cash equivalents. We expect interest income to decrease slightly during 2007.

Critical Accounting Policies and Estimates

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and note receivable and recoverability of our goodwill and other intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. Equipment revenue is recognized upon shipment to the end user. Revenue from relay services is recognized as revenue when services are provided or earned. Revenue from commissions is recognized upon activation of subscribers on behalf of third party wireless network providers. We estimate the collectibility of our trade and note receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to current market conditions. In assessing the recoverability of our goodwill, other intangibles and other long-lived assets, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Results of Operations

      The following table sets forth, for the years ended December 31, 2006, 2005, and 2004, the percentage relationship to net revenues of certain items included in the Company's consolidated statements of operations.

(In thousands)                                                   2006                       2005                       2004
--------------                                           --------------------       --------------------       --------------------
                                                             $            %             $            %             $            %
                                                         --------       -----       --------       -----       --------       -----
Revenues:
   Relay services .................................      $  8,695        68.0       $  1,261        25.6       $     --          --
   Subscriber .....................................         1,190         9.3          2,348        47.6          5,588        92.7
   Commissions ....................................         2,454        19.2            755        15.3             --          --
   Equipment ......................................           429         3.4            442         9.0            181         3.0
   Other ..........................................             8         0.1            125         2.5            260         4.3
                                                         --------       -----       --------       -----       --------       -----
                                                           12,776       100.0          4,931       100.0          6,029       100.0
Costs and expenses:
   Cost of relay services .........................         5,320        41.7             --          --             --          --
   Cost of subscriber airtime .....................           845         6.6            967        19.6          2,539        42.1
   Cost of equipment revenue ......................           536         4.2            585        11.9            260         4.3
   Cost of network operations .....................           110         0.9            231         4.7            733        12.2
   Sales and marketing ............................         2,494        19.5          1,166        23.6            597         9.9
   General and administrative .....................         4,589        35.9          4,777        96.8          5,411        89.8
   Research and development .......................           359         2.8            363         7.4            507         8.4
   Depreciation and amortization ..................           362         2.8            485         9.8            804        13.3
   Amortization of other intangibles ..............            --          --            639        13.0            682        11.3
                                                         --------       -----       --------       -----       --------       -----
                                                           14,615       114.4          9,213       186.8         11,533       191.3
                                                         --------       -----       --------       -----       --------       -----
Loss from operations ..............................        (1,839)      (14.4)        (4,282)      (86.8)        (5,504)      (91.3)
Other income (expense):
Terminated merger costs ...........................          (490)       (3.8)            --          --             --          --
Settlement gains, net .............................            --          --             --          --          1,494        24.8
Interest income (expense), net ....................           169         1.3            160         3.2           (944)      (15.7)
                                                         --------       -----       --------       -----       --------       -----
Total other income ................................          (321)       (2.5)           160         3.2            550         9.1
                                                         --------       -----       --------       -----       --------       -----
Loss before benefit from
   income taxes ...................................        (2,160)      (16.9)        (4,122)      (83.6)        (4,954)      (82.2)
Income tax benefit ................................           789         6.2            764        15.5            732        12.2
                                                         --------       -----       --------       -----       --------       -----
Loss from continuing operations ...................        (1,371)      (10.7)        (3,358)      (68.1)        (4,222)      (70.0)
Loss from discontinued operation ..................          (589)       (4.6)        (1,014)      (20.6)          (222)       (3.7)
                                                         --------       -----       --------       -----       --------       -----
Net loss ..........................................      $ (1,960)      (15.3)        (4,372)      (88.7)        (4,444)      (73.7)
                                                         ========       =====       ========       =====       ========       =====

      The following table sets forth the period over period percentage increases or decreases of certain items included in the Company's consolidated statements of operations.

                                                       Years Ended December 31,                   Years Ended December 31,
                                               ---------------------------------------    ----------------------------------------
                                                                           Change                                      Change
                                                                      ----------------                            ----------------
(In thousands)                                   2006        2005        $         %        2005        2004         $         %
--------------                                 --------    -------    -------    -----    --------    --------    -------    -----
Revenues:
   Relay services ..........................   $  8,695    $ 1,261    $ 7,434    589.5    $  1,261          --    $ 1,261       --
   Subscriber ..............................      1,190      2,348     (1,158)   (49.3)      2,348    $  5,588     (3,240)   (58.0)
   Commissions .............................      2,454        755      1,699    225.0         755          --        755       --
   Equipment ...............................        429        442        (13)    (2.9)        442         181        261    144.2
   Other ...................................          8        125       (117)   (93.6)        125         260       (135)   (51.9)
                                               --------    -------    -------    -----    --------    --------    -------    -----
                                                 12,776      4,931      7,845    159.1       4,931       6,029     (1,098)   (18.2)
Costs and expenses:
   Cost of relay services ..................      5,320         --      5,320       --          --          --         --       --
   Cost of subscriber airtime ..............        845        967       (122)   (12.6)        967       2,539     (1,572)   (61.9)
   Cost of equipment revenue ...............        536        585        (49)    (8.4)        585         260        325    125.0
   Cost of network operations ..............        110        231       (121)   (52.4)        231         733       (502)   (68.5)
   Sales and marketing .....................      2,494      1,166      1,328    113.9       1,166         597        569     95.3
   General and administrative ..............      4,589      4,777       (188)    (3.9)      4,777       5,411       (634)   (11.7)
   Research and development ................        359        363         (4)    (1.1)        363         507       (144)   (28.4)
   Depreciation and
      amortization .........................        362        485       (123)   (25.4)        485         804       (319)   (39.7)
   Amortization of other
      intangibles ..........................         --        639       (639)      --         639         682        (43)    (6.3)
                                               --------    -------    -------    -----    --------    --------    -------    -----
                                                 14,615      9,213      5,402     58.6       9,213      11,533     (2,320)   (20.1)
                                               --------    -------    -------    -----    --------    --------    -------    -----
Loss from operations .......................     (1,839)    (4,282)     2,443    (57.1)     (4,282)     (5,504)     1,222    (22.2)
Other income (expense):
Terminated merger costs ....................       (490)        --       (490)      --          --          --         --       --
Settlement gains, net ......................         --         --         --       --          --       1,494     (1,494)      --
Interest income (expense), net .............        169        160          9      5.6         160        (944)     1,104   (116.9)
                                               --------    -------    -------    -----    --------    --------    -------    -----
Total other income .........................       (321)       160       (481)  (300.6)        160         550       (390)   (70.9)
                                               --------    -------    -------    -----    --------    --------    -------    -----
Loss before benefit from
   income taxes ............................     (2,160)    (4,122)     1,962    (47.6)     (4,122)     (4,954)       832    (16.8)
Income tax benefit .........................        789        764         25      3.3         764         732         32      4.4
                                               --------    -------    -------    -----    --------    --------    -------    -----
Loss from continuing
   operations ..............................     (1,371)    (3,358)     1,987    (59.2)     (3,358)     (4,222)       864    (20.5)
Loss from discontinued
   operation ...............................       (589)    (1,014)       425    (41.9)     (1,014)       (222)      (792)   356.8
                                               --------    -------    -------    -----    --------    --------    -------    -----
Net loss ...................................   $ (1,960)    (4,372)   $ 2,412    (55.2)     (4,372)     (4,444)   $    72     (1.6)
                                               ========    =======    =======    =====    ========    ========    =======    =====

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

      Relay services revenue. Relay service revenue increased to $8.7 million for the year ended December 31, 2006 from $1.3 million for the year ended December 31, 2005. This increase was primarily due to our obtaining FCC certification in June 2006, allowing us to bill directly for service usage as opposed to submitting through a third party provider as in prior periods, as well as increased usage of our i711.com(TM) telecommunications relay service which was launched in March 2005. In addition, during December 2006, we began offering our i711(R) Video Relay Service (VRS). We expect relay services revenue to increase as we expand our user base for both our video and telecommunication relay services.

      Subscriber revenue. Subscriber revenue decreased to $1.2 million for the year ended December 31, 2006 from $2.3 million for the year ended December 31, 2005. This decrease was primarily due to declines in our full service offering subscriber base, as well as our Go.Web customers. These declines were partially offset by increased subscribers to our value added WyndPower service. We expect subscriber revenue to continue to decrease as a percentage of total revenues as our relay services revenues increase.

      Commission revenue. We began earning commission during 2005 from our acquisition of subscribers on behalf of various wireless network providers and recognized $2.5 million for the year ended December 31, 2006 compared to $755,000 of commission revenue for the year ended December 31, 2005. We expect commission revenue to increase as we continue to acquire subscribers on behalf of third party wireless network providers.

      Equipment revenue. Equipment revenue decreased to $429,000 for the year ended December 31, 2006 from $442,000 for the year ended December 31, 2005. This decrease was primarily due to lower sales prices for mobile devices. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

      Other revenue. Other revenue decreased to $8,000 for the year ended December 31, 2006 from $125,000 for the year ended December 31, 2005. This decrease was primarily due to our decision not to pursue certain consulting projects and consulting services to third parties.

      Cost of subscriber revenue. Cost of subscriber revenue decreased to $845,000 for the year ended December 31, 2006 from $967,000 for the year ended December 31, 2005. The decrease was primarily due to having a smaller average subscriber base in the year ended December 31, 2006 than in the year ended December 31, 2005. We expect cost of subscriber revenue to increase as we obtain additional new subscribers to our service.

      Cost of equipment revenue. Cost of equipment revenue decreased to $536,000 for the year ended December 31, 2006 from $585,000 for the year ended December 31, 2005. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of third party wireless network providers.

      Cost of network operations. Cost of network operations decreased to $110,000 for the year ended December 31, 2006 from $231,000 for the year ended December 31, 2005 This decrease primarily was due to a re-assignment of personnel previously dedicated to performing network operations activities. We expect our cost of network operations to decline as a percentage of sales during 2007.

      Sales and marketing. Sales and marketing expenses increased to $2.5 million for the year ended December 31, 2006 from $1.2 million for the year ended December 31, 2005. This increase primarily was due to our introduction of new products and services to the consumer marketplace as well as increased payments to third parties as compensation for marketing these products. We expect sales and marketing expenses to increase as a percentage of sales during 2007 as compared to 2006 as we continue to introduce new products and services to the consumer marketplace.

      General and administrative. General and administrative expenses decreased to $4.6 million for the year ended December 31, 2006 from $4.8 million for the year ended December 31, 2005. This decrease primarily was due to decreased payments to certain contractors and outside consultants. We expect general and administrative expenses to decline as a percentage of sales during 2007.

      Research and development. Research and development expense remained relatively constant at $359,000 for the year ended December 31, 2006 compared to $363,000 for the year ended December 31, 2005. We expect research and development expenses to remain relatively constant as we utilize internal resources to develop and maintain our WyndTell and Relay technologies rather than using outside consultants.

      Amortization of other intangibles. Our intangible assets were fully amortized as of December 31, 2005 and as a result we incurred no amortization expense during the year ended December 31, 2006. Amortization of other intangibles was $639,000 for the year ended December 31, 2005.

      Interest (expense) income, net. Interest income, net increased to $169,000 for the year ended December 31, 2006 from interest income, net of $160,000 for the year ended December 31, 2005.

      Income tax benefit. Income tax benefit, which consists of the sale of certain State Net Operating Loss Carryforwards, was $789,000 and $764,000 for the years ended December 31, 2006 and 2005, respectively.

      Discontinued operations. The Company recorded a loss from discontinued operations of $589,000 for the year ended December 31, 2006 compared to $1.0 million for the year ended December 31, 2005. This relates to our prepaid calling card division which was sold.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

      Relay services revenue. We began providing relay services in late March 2005 and recognized $1.3 million of relay service revenue for the year ended December 31, 2005. We did not provide comparable relay services during 2004.

      Subscriber revenue. Subscriber revenue decreased to $2.3 million for the year ended December 31, 2005 from $5.6 million for the year ended December 31, 2004. This decrease was primarily due to declines in our full service offering subscriber base, as well as our Go.Web customers. These declines were partially offset by increased subscribers to our value added WyndPower service. Our subscriber base decreased to 22,718 subscribers at December 31, 2005 from 56,026 subscribers at December 31, 2004. Our average monthly revenue per user, or ARPU, decreased to $4.97 for the year ended December 31, 2005 from $7.10 for the year ended December 31, 2004.

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

      General and administrative. General and administrative expenses decreased to $4.8 million for the year ended December 31, 2005 from $5.4 million for the year ended December 31, 2004. This decrease primarily was due to our consolidation of operations completed during April of 2004.

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

      Interest (expense) income, net. Interest income, net increased to $160,000 for the year ended December 31, 2005 from interest expense, net of $1.0 million for the year ended December 31, 2004. This change was primarily due to the amortization of deferred debt expense and discount recorded on bridge notes payable during 2004.

      Income tax benefit. Income tax benefit, which consists of the sale of certain State Net Operating Loss Carryforwards, was $764,000 and $732,000 for the years ended December 31, 2005 and 2004, respectively.

      Discontinued operations. The Company recorded a loss from discontinued operations of $1.0 million for the year ended December 31, 2005 compared to $222,000 for the year ended December 31, 2004. This relates to our prepaid calling card division which was sold.

Liquidity and Capital Resources

      We have incurred significant operating losses since our inception and as of December 31, 2006 had an accumulated deficit of $275.2 million. During 2006, we incurred a net loss of $2.0 million and used $518,000 of cash to fund operating activities. As of December 31, 2006 we had $3.9 million in cash and cash equivalents. We anticipate continuing to generate revenues from four primary sources, (i) relay service revenue; (ii) recurring service revenue;
(iii) activation bounties; and (iv) equipment sales. We anticipate that these revenues will be partially offset by increases in sales and marketing expenditures from levels incurred during 2006 as we introduce new products and services to the consumer marketplace. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

      On December 19, 2003, we entered into definitive agreements with multiple investors providing for the investors to purchase approximately 1.3 million shares of our common stock, par value $.01 (the "Common Stock"), for an aggregate purchase price of $14.5 million in a private placement offering (the "Financing"). As part of this Financing, on December 19, 2003, we received net proceeds of approximately $800,000 from the issuance of 10% Senior Secured Convertible Promissory Notes (the "Notes") and certain warrants. The Notes were purchased by the investors at their par value in proportional amounts to their aggregate investment commitments in the Financing. Upon stockholder approval and closing of the Financing, the Notes and all accrued interest automatically converted into Common Stock at a price of $12.00 per share, subject to certain adjustments. We closed on the balance of the Financing in March 2004. We issued a total of 1.3 million shares which included 86,509 shares related to the conversion of the Notes. We received net proceeds after expenses of approximately $12 million.

      Net cash used in operating activities was $518,000, $1.7 million and $5.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

      On May 2, 2005, the Company entered into a short term loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, "Hands On"). Pursuant to that agreement, all amounts that the Company advanced to Hands On are secured, initially, by the assets acquired with such funds and bear interest at a defined prime rate. If Hands On breaches any material provision of any definitive agreement, the balance of principal and accrued interest will become immediately due and payable and Hands On will grant the Company a broader security interest in substantially all of Hands On's assets until amounts due under the loan agreement are paid. As of December 31, 2006, the Company had advanced approximately $530,000, excluding interest, to Hands On under the loan agreement. As a result of the termination of the merger agreement (see "Business-Termination of Hands On Merger Agreement"), repayment obligations began June 1, 2006 and were scheduled to continue through February 2008. Hands On failed to make payments subsequent to September 30, 2006 and all remaining amounts outstanding under the loan agreement are due (see Legal Proceedings -
Item 3).

      Net cash used in investing activities was $355,000, $553,000 $621,000 for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, we used cash in investment activities principally for purchases of property, equipment and leasehold improvements. For the year ended December 31, 2005, we used cash in investment activities principally as loans to Hands On and expenses related to the proposed merger with Hands On; the merger agreement was terminated during March 2006. For the year ended December 31, 2004, we used cash in investment activities principally to support a letter of credit in favor of Cingular, as well as purchases of property, equipment and leasehold improvements. During 2007, we expect to use cash in investing activities principally through capital expenditures.

      Net cash (used in)/provided by financing activities was ($61,000), ($62,000) and $12.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. For 2006 and 2005, this resulted primarily from payments made on lease obligations and was partially offset by the issuance of Common Stock. For 2004 this primarily resulted from the above-mentioned financing and the issuance of Common Stock from the exercise of stock options and warrants.

      As of December 31, 2006, our principal commitments consisted of obligations outstanding under operating leases. As of December 31, 2006, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $328,000, of which $200,000 is payable in 2007.

      The following table summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                        Less than                                     After
December 31, (In thousands)                                 Total         1 Year        1-3 Years     4-5 Years      5 Years
                                                            -----        ---------      ---------     ---------      -------
Contractual Obligations:
   Capital Lease Obligations .............................  $220           $ 86           $134           $--           $ --
   Operating Lease Obligations ...........................   328            200             75            53             --
                                                            ----           ----           ----           ---           ----
   Total Contractual Cash Obligations ....................  $548           $286           $209           $53           $ --
                                                            ====           ====           ====           ===           ====

      During 2005, we entered into employment agreements with certain of our key executives which provide for fixed compensation. These agreements generally continue until terminated by the employee or us and, under certain circumstances, provide for salary continuance for a specified period of no more than 1 year.

      As of December 31, 2006, we had net operating loss carryforwards of approximately $181.5 million for federal income tax purposes that will expire through 2023. The state tax benefit during 2006 of $789,000 is attributable to our sale of certain state net operating loss carryforwards. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to limitations imposed by the Tax Reform Act of 1986, and as a result of a significant change in our ownership in 1999, the utilization of net operating loss carryforwards that arose prior to such ownership change is subject to an annual limitation of $1.4 million. In addition, we acquired additional operating losses through our acquisitions in 2000 of Wynd and Hotpaper. We believe that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before such change. We have not performed a detailed analysis to determine the amount of the potential limitations. In addition, we have not performed a detailed analysis to determine the amount of the potential limitations as a result of the 2004 Financing.

Recent Accounting Pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

      In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this statement on its results of operations or financial condition.

      In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" to permit all entities to choose to elect to measure eligible financial instruments at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We are currently evaluating the implications of this statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We believe that we have limited exposure to financial market risks, including changes in interest rates. At December 31, 2006, all of our available excess funds were cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $40,000 based on cash and cash equivalent balances at December 31, 2006. We currently hold no derivative instruments and do not earn foreign-source income.

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

      We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 10 by reference.

Item 11. Executive Compensation.

      We will provide information that is responsive to this Item 11 regarding compensation paid to our executive officers in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      We will provide information that is responsive to this Item 12 regarding ownership of our securities by some beneficial owners and our directors and executive officers in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions.

      We will provide information that is responsive to this Item 13 regarding transactions with related parties in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services.

      We will provide information that is responsive to this Item 14 regarding accounting fees and services in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 14 by reference.

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

(b)     Exhibits.

        Reference is made to the Exhibit Index on Page 32.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2007.

                                                    GOAMERICA, INC.

                                                    BY:   /S/ DANIEL R. LUIS
                                                        -----------------------
                                                            Daniel R. Luis,
                                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                         Date
       ---------                      -----                         ----

  /s/ AARON DOBRINSKY          Chairman of the Board            March 30, 2007
-----------------------
    Aaron Dobrinsky

  /s/ DANIEL R. LUIS          Chief Executive Officer           March 30, 2007
-----------------------    (Principal Executive Officer)
    Daniel R. Luis

/s/ DONALD G. BARNHART       Chief Financial Officer            March 30, 2007
-----------------------   (Principal Accounting Officer)
  Donald G. Barnhart

    /s/ JOSEPH KORB                  Director                   March 30, 2007
-----------------------
      Joseph Korb

     /s/ KING LEE                    Director                   March 30, 2007
-----------------------
       King Lee

    /s/ DAVID LYONS                  Director                   March 30, 2007
-----------------------
      David Lyons

   /s/ D. SUE DECKER                 Director                   March 30, 2007
-----------------------
     D. Sue Decker

   /s/ JANICE DEHESH                 Director                   March 30, 2007
-----------------------
     Janice Dehesh

                                 EXHIBIT INDEX++
                                   ITEM 15(b)

Exhibit No.                       Description of Exhibit
-----------                       ----------------------

2.1++ Agreement and Plan of Reorganization, dated July 6, 2005, by and among GoAmerica, Inc., HOVRS Acquisition Corporation, HOSLS Acquisition Corporation, Hands On Video Relay Services, Inc., Hands On Sign Language Services, Inc., Ronald E. Obray, as Hands On shareholders' agent, and Denise E. Obray (incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2005) (File No. 000-29359), as amended by Waiver and Supplemental Agreement, dated as of October 28, 2005, among Hands On Video Relay Services, Inc., Hands On Sign Language Services, Inc., Denise and Ronald Obray, and GoAmerica, Inc. (incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005) (File No. 000-29359)

3.1 Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on August 18, 2005 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005) (File No. 000-29359)

3.2 By-laws (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]). (File No. 333-94801)

4.1 Warrant Certificate, dated as of November 14, 2003, issued to Stellar Continental LLC (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2003) (File No. 00-29359)

4.2 Warrant to Purchase Common Stock of GoAmerica, Inc., issued to Derek Caldwell as nominee for Sunrise Securities Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 000-29359)

4.3 Warrant to Purchase Common Stock of GoAmerica, Inc., issued to Amnon Mandelbaum as nominee for Sunrise Securities Corp. (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 000-29359)

10.1 Form of Invention Assignment and Non-Disclosure Agreement by and between GoAmerica and its employees (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.2 Form of Indemnification Agreement by and between GoAmerica and each of its directors and executive officers (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.3 Amended and Restated Employment Agreement by and between GoAmerica, Inc. and Daniel R. Luis, dated as of November 8, 2005 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005) (File No. 000-29359)

10.4 Employment Agreement by and between GoAmerica and Aaron Dobrinsky, dated as of May 6, 2002 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2002) (File No. 000-29359), as amended by Amendment No. 1, dated as of March 10, 2004 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2004) (File No. 000-29359)

10.5 Amended and Restated Employment Agreement by and between GoAmerica and Jesse Odom, dated as of November 8, 2005 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005) (File No. 000-29359)

10.6 Amended and Restated Employment Agreement by and between GoAmerica and Donald G. Barnhart, dated as of November 8, 2005 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005) (File No. 000-29359)

10.7 Employment Agreement by and between GoAmerica and Wayne D. Smith, dated as of November 8, 2005 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005) (File No. 000-29359)

10.8 GoAmerica Communications Corp. 1999 Stock Option Plan (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.9 GoAmerica, Inc. 1999 Stock Plan (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.10 GoAmerica, Inc. Employee Stock Purchase Plan (Incorporated by reference to GoAmerica's Registration Statement on Form S-1 [which became effective on April 6, 2000]) (File No. 333-94801)

10.11 GoAmerica, Inc. 2005 Equity Compensation Plan (Incorporated by reference to Annex B of GoAmerica, Inc.'s Proxy Statement dated November 15, 2005) (File No. 333-94801)

10.12++ Lease Agreement dated as of August 1, 2004, by and between GoAmerica Communications Corp. and Stellar Continental LLC, as amended by Amendment No. 1, dated as of August 1, 2004 (Incorporated by reference to GoAmerica's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005) (File No. 000-29359)

10.13 Purchase Agreement, dated as of December 19, 2003, by and between GoAmerica, Inc. and the Investors set forth therein (Incorporated by reference to GoAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003) (File No. 000-29359)

10.14++ Services Agreement, dated January 1, 2005, between Nordia Inc. and GoAmerica Communications Corp. (filed herewith), as amended as of February 1, 2006 (filed herewith).

10.15++ Short Term Loan Agreement between Hands On Video Relay Services, Inc. and Hands On Sign Language Services, Inc., and GoAmerica, Inc., entered into on May 2, 2005 (Incorporated by reference to GoAmerica's Quarterly Report on Form 10-Q filed on May 12, 2005) (File No. 000-29359)

21.1          List of subsidiaries of GoAmerica, Inc. (filed herewith)

23.1          Consent of WithumSmith+Brown, P.C. (filed herewith)

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) (filed herewith)

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) (filed herewith)

32.1          Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2          Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

----------
++ Certain schedules and exhibits to the documents listed in this index are not being filed herewith or have not been previously filed because we believe that the information contained therein is not material. Upon request therefor, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.

                                 GOAMERICA, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm....................  F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005...............  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2006, 2005 and 2004.........................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004...................................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2006, 2005 and 2004   ......................................  F-6
Notes to Consolidated Financial Statements.................................  F-7
Financial Statement Schedule:
Valuation and Qualifying Accounts and Reserves for the years ended
  December 31, 2006, 2005 and 2004.........................................  S-1

      All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors,
  GoAmerica, Inc.

      We have audited the accompanying consolidated balance sheets of GoAmerica, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2006. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2006, 2005 and 2004 as listed in the index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoAmerica, Inc. as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123( R), "Share-Based Payments".

      As discussed in Note 2 to the consolidated financial statements, the Company has restated their net loss per share for 2005 and for certain quarterly periods disclosed in Note 13 due to a correction in the determination of the weighted average number of shares utilized in the Company's basic and diluted net loss per share calculations.

                                                   /s/ WithumSmith + Brown, P.C.

New Brunswick, New Jersey
March 20, 2007

                                 GOAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                              December 31,
                                                                                      -----------------------------
                                                                                         2006               2005
                                                                                      ---------           ---------
Assets
Current assets:
   Cash and cash equivalents ...................................................      $   3,870           $   4,804
   Accounts receivable, less allowance for doubtful accounts of $157 in
      2006 and $278 in 2005 ....................................................          1,891                 931
   Other receivable ............................................................             48                  --
   Merchandise inventories .....................................................            329                 139
   Prepaid expenses and other current assets ...................................            185                 135
   Assets of discontinued operations ...........................................             --                 378
                                                                                      ---------           ---------
Total current assets ...........................................................          6,323               6,387

Restricted cash ................................................................             --                 300
Property, equipment and leasehold improvements, net ............................            755                 576
Goodwill, net ..................................................................          6,000               6,000
Other assets ...................................................................            801                 812
                                                                                      ---------           ---------
Total assets ...................................................................      $  13,879           $  14,075
                                                                                      =========           =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ............................................................      $     559           $     765
   Accrued expenses ............................................................          1,982                 553
   Deferred revenue ............................................................            100                  67
   Other current liabilities ...................................................             65                  19
   Liabilities of discontinued operations ......................................             --                 173
                                                                                      ---------           ---------
Total current liabilities ......................................................          2,706               1,577

Other long term liabilities ....................................................            112                  --

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; authorized: 4,351,943 in 2006
      and 2005; issued and outstanding: none in 2006 and 2005 ..................             --                  --
   Common stock, $.01 par value; authorized: 200,000,000 in 2006 and 2005; issued: 2,486,668 in 2006 and 2,362,514 in 2005,
      respectively .............................................................             25                  24
   Additional paid-in capital ..................................................        286,429             287,137
   Deferred employee compensation ..............................................             --              (1,230)
   Accumulated deficit .........................................................       (275,207)           (273,247)
   Treasury stock, at cost, 24,063 shares in 2006 and 2005 .....................           (186)               (186)
                                                                                      ---------           ---------
Total stockholders' equity .....................................................         11,061              12,498
                                                                                      ---------           ---------
Total liabilities and stockholders' equity .....................................      $  13,879           $  14,075
                                                                                      =========           =========

                                 GOAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                      Years ended December 31,
                                                                      --------------------------------------------------------
                                                                          2006                 2005                    2004
                                                                      -----------          -----------             -----------
Revenues:
   Relay services ...........................................         $     8,695          $     1,261             $        --
   Subscriber ...............................................               1,190                2,348                   5,588
   Commissions ..............................................               2,454                  755                      --
   Equipment ................................................                 429                  442                     181
   Other ....................................................                   8                  125                     260
                                                                      -----------          -----------             -----------
                                                                           12,776                4,931                   6,029
Costs and expenses:
   Cost of relay services ...................................               5,320                   --                      --
   Cost of subscriber revenue ...............................                 845                  967                   2,539
   Cost of equipment revenue ................................                 536                  585                     260
   Cost of network operations ...............................                 110                  231                     733
   Sales and marketing ......................................               2,494                1,166                     597
   General and administrative ...............................               4,589                4,777                   5,411
   Research and development .................................                 359                  363                     507
   Depreciation and amortization of fixed assets ............                 362                  485                     804
   Amortization of other intangibles ........................                  --                  639                     682
                                                                      -----------          -----------             -----------
                                                                           14,615                9,213                  11,533
                                                                      -----------          -----------             -----------
Loss from operations ........................................              (1,839)              (4,282)                 (5,504)
Other income (expense):
   Terminated merger costs ..................................                (490)                  --                      --
   Settlement gains, net ....................................                  --                   --                   1,494
   Interest (expense) income, net ...........................                 169                  160                    (944)
                                                                      -----------          -----------             -----------
                                                                             (321)                 160                     550
                                                                      -----------          -----------             -----------
Loss before benefit from income taxes .......................              (2,160)              (4,122)                 (4,954)
   Income tax benefit .......................................                 789                  764                     732
                                                                      -----------          -----------             -----------
Loss from continuing operations .............................              (1,371)              (3,358)                 (4,222)
Loss from discontinued operations ...........................                (589)              (1,014)                   (222)
                                                                      -----------          -----------             -----------
Net loss ....................................................         $    (1,960)         $    (4,372)            $    (4,444)
                                                                      ===========          ===========             ===========
Loss per share-Basic and Diluted:
   Loss from continuing operations ..........................         $     (0.65)         $     (1.61)(A)         $     (2.37)
                                                                      ===========          ===========             ===========
Loss from discontinued operations ...........................         $     (0.28)         $     (0.48)(A)         $     (0.12)
                                                                      ===========          ===========             ===========
Basic and Diluted net loss per share ........................         $     (0.93)         $     (2.09)(A)         $     (2.49)
                                                                      ===========          ===========             ===========
Weighted average shares used in computation of
   basic and diluted net loss per share .....................           2,105,184            2,093,445(A)            1,785,403

----------
(A) Restated for the weighted average number of shares utilized in the computation-see Note 2

                            See accompanying notes.

                                GOAMERICA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                Common Stock                                        Treasury Stock
                                             -----------------                                      ---------------
                                                               Additional   Deferred                                     Total
                                               Number            paid-in    employee   Accumulated   Number           stockholders'
                                             of shares  Amount   capital  compensation   deficit    of shares Amount     equity
                                             ---------  ------ ---------- ------------ -----------  --------- ------  -------------

Balance at January 1, 2004 .................   684,739   $ 7   $ 271,566   $    --      $(264,431)       --   $  --    $  7,142
  Issuance of common stock pursuant to:
    exercise of employee stock options .....     6,776    --         173        --             --        --      --         173
    exercise of warrants ...................    50,652    --          13        --             --        --      --          13
    equity financing, net of expenses ...... 1,224,304    12      12,197        --             --        --      --      12,209
    conversion of bridge note payable ......    86,509     1       1,014        --             --        --      --       1,015
    acquisition of intangible assets .......    54,671     1         441        --             --        --      --         442
  Issuance of common stock pursuant to
    settlement agreements ..................     9,688    --         450        --             --        --      --         450
  Purchase of treasury stock ...............        --    --          --        --             --    24,063    (186)       (186)
  Net loss .................................        --    --          --        --         (4,444)       --      --      (4,444)
                                             ---------   ---   ---------   -------      ---------    ------   -----    --------
Balance at December 31, 2004 ............... 2,117,339    21     285,854        --       (268,875)   24,063    (186)     16,814
  Issuance of common stock pursuant
    to exercise of warrants ................       175    --           2        --             --        --      --           2
  Issuance of restricted stock pursuant to
    employment contracts ...................   245,000     3       1,281    (1,284)            --        --      --          --
  Amortization of deferred employee
    compensation ...........................        --    --          --        54             --        --      --          54
  Net loss .................................        --    --          --        --         (4,372)       --      --      (4,372)
                                             ---------   ---   ---------   -------      ---------    ------   -----    --------
Balance at December 31, 2005 ............... 2,362,514    24     287,137    (1,230)      (273,247)   24,063    (186)     12,498
  Elimination of deferred employee
    compensation against ADPIC upon
    adoption of FAS 123 (R) ................        --    --      (1,230)    1,230             --        --      --          --
  Issuance of restricted stock to
    directors ..............................    92,500     1          (1)       --             --        --      --          --
  Issuance of restricted stock to
    consultants ............................    30,000    --          --        --             --        --      --          --
  Issuance of common stock pursuant to
    exercise of options ....................     1,654    --           7        --             --        --      --           7
  Stock based consulting expense ...........        --    --          61        --             --        --      --          61
  Stock based compensation-employees
    and directors ..........................        --    --         455        --             --        --      --         455
  Net loss .................................        --    --          --        --         (1,960)       --      --      (1,960)
                                             ---------   ---   ---------   -------      ---------    ------   -----    --------
Balance at December 31, 2006 ............... 2,486,668   $25   $ 286,429   $    --      $(275,207)   24,063   $(186)   $ 11,061
                                             =========   ===   =========   =======      =========    ======   =====    ========

                            See accompanying notes.

                                 GOAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              Years ended December 31,
                                                                     ----------------------------------------------
                                                                       2006               2005               2004
                                                                     -------            -------            --------
Operating activities
Net loss .......................................................     $(1,960)           $(4,372)           $ (4,444)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization ...............................         362              1,124               1,486
   Amortization of debt discount and deferred
     financing costs ...........................................          --                 --               1,014
   Gain on sale of business ....................................         (38)                --                  --
   Provision for losses on accounts receivable .................         156                318                 239
   Common stock issued for interest expense ....................          --                 --                  19
   Settlement gains, net .......................................          --                 --              (1,494)
   Non-cash stock compensation and expense .....................         516                 54                  --
   Write-off of capitalized terminated merger costs ............         431                 --                  --
   Changes in operating assets and liabilities, net of
     effects from divestiture of business:
     (Increase) decrease in accounts receivable ................        (909)                58                 (32)
     (Increase) decrease in other receivables ..................          --                732                (198)
     (Increase) decrease in inventory ..........................        (168)               (38)                 90
     (Increase) decrease in prepaid expenses and
        other current assets ...................................         (94)                84                (104)
     (Decrease) increase in accounts payable ...................        (206)               417              (1,124)
     Increase (decrease) in accrued expenses ...................       1,384                137                (564)
     Increase (decrease) in deferred revenue ...................           8               (193)               (388)
                                                                     -------            -------            --------
Net cash used in operating activities ..........................        (518)            (1,679)             (5,500)

Investing activities
Purchase of property, equipment and leasehold
   improvements ................................................        (320)              (114)               (138)
Acquisition of intangible assets ...............................          --                 --                 (75)
Proceeds from sale of business .................................          53                 --                  --
Change in other assets and restricted cash .....................         (88)              (439)               (408)
                                                                     -------            -------            --------
Net cash used in investing activities ..........................        (355)              (553)               (621)

Financing activities
Issuance of common stock, net of related expenses ..............           7                  2              12,981
Payments made for deferred financing costs .....................          --                 --                (139)
Purchase of treasury stock .....................................          --                 --                (186)
Payments made on capital lease obligations .....................         (68)               (64)                 (5)
                                                                     -------            -------            --------
Net cash provided by (used in) financing activities ............         (61)               (62)             12,651
                                                                     -------            -------            --------
Increase (decrease) in cash and cash equivalents ...............        (934)            (2,294)              6,530
Cash and cash equivalents at beginning of year .................       4,804              7,098                 568
                                                                     -------            -------            --------
Cash and cash equivalents at end of year .......................     $ 3,870            $ 4,804            $  7,098
                                                                     =======            =======            ========

                            See accompanying notes.

                                GOAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

1. Description of Business and Basis of Presentation

      GoAmerica(R) is a communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech-impaired. The Company currently develops, markets and supports most of its wireless data solutions through Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica. In March 2005, the Company began deriving relay service revenues from a wireless Internet Relay service marketed in conjunction with Sprint Corporation, now Sprint Nextel, and our i711.com(TM) branded Internet service as a standard feature across all of the wireless service offerings that operate on certain RIM handheld devices and the T-Mobile Sidekick. Our i711.com wireless relay service permits deaf consumers to contact a Telecommunications Relay Service, or "TRS", operator to place a "live" telephone call to a hearing party by using certain wireless handheld devices. Wynd Communications also offers wireless data services which assist our deaf or hard of hearing customers in communicating from most major metropolitan areas in the continental United States and parts of Canada, allowing customers to send and receive email messages to and from any email service, provide for delivery and acknowledgements of sent messages that are read, send and receive TTY/TDD (text telephone or teletypewriter) messages, faxes, and text-to-speech messages, and access the Internet using such wireless computing devices as Research in Motion, or RIM, wireless handheld devices, the T-Mobile Sidekick, Fido hiptop, and SunCom hiptop devices running on Danger Inc.'s hiptop platform. Additionally, GoAmerica continues to support customers who use our proprietary software technology called Go.Web(TM). The Company also records revenues from commissions received through the acquisition of subscribers on behalf of various network providers with which the Company does not have reseller agreements.

      Until August 31, 2006, the Company operated two reportable business segments, Wireless Data Solutions and Prepaid Services. Effective August 31, 2006, the Company sold GoAmerica Marketing, Inc., dba GA Prepaid ("GA Prepaid"), our prepaid calling card division. The sale closed on October 2, 2006 at which time the Company ceased offering prepaid services as described in Note 4.

      The Company operates in a highly competitive environment subject to rapid technological change and the emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. The Company is highly dependent on third parties for wireless communication devices and wireless network connectivity.

      The Company has incurred significant operating losses since its inception and, as of December 31, 2006, had an accumulated deficit of $275,207. During 2006, the Company incurred a net loss of $1,960 and used $518 of cash to fund operating activities. As of December 31, 2006, the Company had $3,870 in cash and cash equivalents.

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

                                GOAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of certain revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: collectibility of accounts and notes receivable and recoverability of goodwill.

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

      The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date and an assessment of current creditworthiness, estimating the portion, if any, of the balance that will not be collected. The Company reviews its valuation allowance on a quarterly basis.

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

Goodwill and Intangible Assets

      Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles have been amortized on a straight-line basis over the estimated useful life of the related asset, generally one to five years. These intangible assets were fully amortized as of December 31, 2005.

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

      For the three year period ended December 31, 2006, there were no SFAS No. 142 or 144 impairment charges.

Revenue Recognition

      The Company derives revenue from relay services which is recognized as revenue when services are provided or earned.

      In June 2006, the Federal Communications Commission certified the Company as an Internet Protocol Relay and Video Relay Service Provider. As a result, the Company became eligible to be compensated directly from the Interstate Telecommunications Relay Services Fund for reimbursement of its i711.com(TM) minutes and began recognizing the full revenue from these minutes along with a related cost of revenue for the costs associated with these minutes, which is provided by Nordia, Inc. Previously, the Company relied on Nordia to obtain the reimbursement amounts on the Company's behalf. This previous practice resulted in the Company recording only a portion of the total revenue from the service provided as the Company was not the primary obligor.

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

Revenue Recognition-Discontinued Operation

      Revenue from the sale of prepaid calling cards was deferred upon sale of the cards. These deferred revenues were earned when usage of the cards occurred and/or administrative fees were imposed.

Cost of Revenues

      Cost of relay revenue consists principally of charges related to outsourced call center operators utilized to facilitate calls. Cost of subscriber revenue consists principally of airtime costs charged by carriers. Cost of equipment revenue consists of the cost of equipment sold.

Cost of Revenues-Discontinued Operation

      Cost of prepaid services consisted principally of usage costs charged by carriers.

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

Advertising Costs

      Advertising costs are expensed as incurred. During 2006, 2005 and 2004, advertising expense was approximately $97, $110 and $17, respectively.

                                GOAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Research and Development Costs

      Research and development costs are expensed as incurred.

Stock-Based Employee Compensation

      At December 31, 2006, the Company had three stock-based compensation plans, which are more fully described in Note 11 of these Notes to Consolidated Financial Statements below.

      Prior to January 1, 2006, the Company accounted for awards granted under those plans using an intrinsic value approach to measure compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under this method, compensation expense, if any, was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Under the provisions of APB 25, there was no compensation expense resulting from the issuance of stock options by the Company where the exercise price was equivalent to the fair market value at the date of grant.

      Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payments" ("SFAS 123R") and considered the related guidance of the Securities and Exchange Commission ("SEC") included in Staff Accounting Bulletin ("SAB") No. 107. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, accordingly, did not restate their financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro forma footnote disclosures), and compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). The Company did not issue any new stock options during the year ended December 31, 2006. The Company's adoption of SFAS 123R had no effect on the Company's basic and diluted net loss per share for the year ended December 31, 2006. As part of the adoption of SFAS 123(R), effective January 1, 2006, the Company eliminated $1,230 of deferred employee compensation against paid in capital.

      The Company granted restricted stock awards, restricted by a service condition, with vesting periods of up to 3 years. Restricted stock awards are valued using the fair market value of the Company's common stock as of the date of grant. The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. The remaining unvested shares are subject to forfeitures and restrictions on sale, or transfer, up until the vesting date.

Earnings (Loss) Per Share

      The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98").

                                GOAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

      Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is antidilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants as well as unvested restricted stock is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the years ended December 31, 2006, 2005 and 2004, a total of 453,344, 426,428 and 174,725 of common stock equivalent shares were excluded from the computation of diluted net loss per share and consisted of the following:

                                                Years Ended December 31,
                                            -------------------------------
                                              2006        2005        2004
                                            -------     -------     -------
      Options .........................      83,191      97,108      89,387
      Warrants ........................      84,320      84,320      85,338
      Non-vested restricted stock .....     285,833     245,000A         --
                                            -------     -------     -------
        Total .........................     453,344     426,428A    174,725
                                            =======     =======     =======

      A: Restated from 2005-see below.

      The Company has restated its net loss per share for 2005 and for the quarterly periods ended December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, which are included in Note 13, from the amounts originally reported in the 2005 Form 10-K or in the respective Form 10-Q. The Company erroneously included non-vested restricted stock in the determination of weighted average shares outstanding utilized in the calculation of basic and diluted net loss per share for those periods. The originally reported loss per share and the restated loss per share amounts are as follows:

                                                   As Originally
      Period                                          Reported      Restated
      ------                                       -------------    --------

      Quarter ended December 31, 2005 ..........       $(0.60)       $(0.64)
      Year ended December 31, 2005 .............       $(2.05)       $(2.09)
      Quarter ended March 31, 2006 .............       $(0.46)       $(0.51)
      Quarter ended June 30, 2006 ..............       $(0.16)       $(0.17)
      Quarter ended September 30, 2006 .........       $(0.22)       $(0.25)

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains a significant portion of its cash and cash equivalents with two financial institutions. At times these balances exceed the FDIC insured limit.

      As of December 31, 2006, the Company had 61% of its accounts receivable with the National Exchange Carriers Association ("NECA"). For the year ended December 31, 2006, the Company generated 68% of its total revenue with NECA. Ther were no such concentrations in 2005. As of December 31, 2006 and 2005, the Company had 11% and 23%, respectively, of its accounts receivable with T-Mobile. For the years ended December 31, 2006 and 2005, the Company generated 19% and 15%, respectively, of its total revenue with T-Mobile. The Company performs periodic credit evaluations of its customers but generally does not require collateral.

Other Concentration of Risk

      The Company is heavily reliant upon Nordia, Inc. for technology and labor supporting our IP text relay services.

                                GOAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts and notes receivable, accounts payable and other debt obligations approximate their fair values due to the short maturity of these items. It is not practicable to determine the fair value of the Company's note receivable with Hands On (see Note 8).

Reclassifications

      The Company has reclassified certain prior year information to conform with current year presentation. Such reclassifications had no effect on the prior year's net loss.

Recent Accounting Pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this statement on its results of operations or financial condition.

      In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" to permit all entities to choose to elect to measure eligible financial instruments at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating the implications of this Statement.

3. Settlement Gains, net

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

      All such terms and conditions were satisfied in 2004 and, as a result, the Company recorded approximately $1,621 in settlement gains during the year ended December 31, 2004. In addition, approximately $450 of vendor liabilities were satisfied through the issuance of 9,688 shares of the Company's common stock.

      On February 15, 2002, Eagle Truck Lines Inc. (a/k/a Air Eagle, Inc.) filed suit against GoAmerica, Inc. in the Superior Court of the State of California for the County of Los Angeles seeking payment of $590, plus other damages, expenses, interest and costs of suit. This action was removed to the United States District Court for the Central District of California and subsequently, pursuant to a motion brought by GoAmerica, transferred to the District of New Jersey. Air Eagle alleged that GoAmerica, as successor in interest to Flash Creative Management ("Flash"), failed to perform its obligations under a consulting contract dated July 2, 1999 (the "Contract"), by and between Flash and Air Eagle. Air Eagle alleged that GoAmerica assumed the rights and liabilities under this Contract as a result of its purchase of substantially all of the assets of Flash in November 2000. On September 19, 2003, Air Eagle filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Central District of California. In December 2004, the parties agreed and received court approval to settle this litigation in consideration of GoAmerica's paying Air Eagle $140 and Air Eagle principals' agreeing to assist GoAmerica in the Company's litigation against the Flash Defendants. The charge to settle this matter was included in settlement gains, net.

4. Discontinued Operation.

      On September 1, 2006, the Company entered into an agreement to sell GoAmerica Marketing, Inc., dba GA Prepaid ("GA Prepaid"), its prepaid calling card division, effective August 31, 2006. The sale closed on October 2, 2006 and the Company recognized a gain on sale of $38, representing the excess of purchase consideration received at closing over the book value of assets sold. The gain is reflected in the 2006 results for the discontinued segment. The Company received total consideration of $131, which consisted of the purchase price of $75 and working capital reimbursements totaling $56. The Company was paid $20 at closing and $111 was payable under a guaranteed promissory note payable in 5 monthly installments beginning on October 31, 2006. At December 31, 2006, $45 remained outstanding under the guaranteed promissory note.

      Total revenues related to the discontinued operations were $3,582, $3,147 and $193 for the years ended December 31, 2006, 2005 and 2004, respectively. The assets and liabilities of GA Prepaid have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2005 and the results of operations have been reclassified as loss from discontinued operations in the Consolidated Statements of Operations for all dates and periods presented.

      The carrying values of the major classes of assets and liabilities of the prepaid division are as follows:

                                                                   December 31,
                                                                      2005
                                                                   ------------
      Assets:
        Accounts receivable, net ..........................           $223
        Inventory .........................................             22
        Property and equipment, net .......................            102
        Other assets ......................................             31
                                                                      ----
          Total ...........................................           $378
                                                                      ====
      Liabilities:
        Accrued expenses ..................................           $122
        Capital lease obligations .........................             25
        Deferred revenue ..................................             26
                                                                      ----
          Total ...........................................           $173
                                                                      ====

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

      At December 31, 2005, the Company had incurred approximately $280 of merger related costs which were capitalized and included in other assets. During 2006, the Company incurred an additional $210 of merger related costs, of which $151 were capitalized prior to the merger. The Company's total merger related costs of $490 are reflected as other expense in the accompanying 2006 consolidated statement of operations.

      The Company has filed a law suit against Hands On seeking recovery of its loan receivable (see Note 8).

6. Goodwill

      The Company's annual impairment test under SFAS No. 142 indicated that no impairment had occurred during 2006, 2005 and 2004 relative to the Company's Wynd reporting unit. Furthermore, there was no change in the Company's goodwill balance during the three year period ended December 31, 2006.

7. Supplemental Balance Sheet Information

      Merchandise inventories:

      During 2005 and 2004, the Company recorded write-downs of approximately $12 and $84, respectively in order to reflect inventory at the lower of cost or market. The write-down primarily relates to a lower of cost to market adjustment for wireless PDA models which remained unsold.

      Property, equipment and leasehold improvements:

      Property, equipment and leasehold improvements consisted of the following:

                                                           December 31,
                                                       ------------------
                                                         2006       2005
                                                       -------    -------
      Furniture, fixtures and equipment ............      $333       $754
      Computer equipment and software ..............     6,159      7,024
      Leasehold improvements .......................       162        265
                                                       -------    -------
                                                         6,654      8,043
      Accumulated depreciation and amortization ....    (5,899)    (7,467)
                                                       -------    -------
                                                          $755       $576
                                                       =======    =======

      Included in the above table are the following assets recorded under capital leases:

                                                          December 31,
                                                      -------------------
                                                       2006          2005
                                                      -----          ----
      Cost ..................................          $278           $75
      Accumulated amortization ..............           (37)           (7)
                                                      -----          ----
      Net assets ............................          $241           $68
                                                      =====          ====

                                GOAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

      The Company includes the amortization of leased assets in their reported totals for depreciation and amortization of fixed assets. For the years ended December 31, 2006 and 2005, such amortization amounted to $30 and $7, respectively.

      Accrued expenses:

      Accrued expenses consisted of the following:

                                                           December 31,
                                                       -------------------
                                                        2006          2005
                                                       ------         ----
      Relay services .........................         $1,430         $ --
      Dealer commissions .....................            176           73
      Professional fees ......................            138          181
      Employee compensation ..................            113           95
      Franchise taxes ........................             90          190
      Carrier services .......................             24           --
      Other ..................................             11           14
                                                       ------         ----
                                                       $1,982         $553
                                                       ======         ====

8. Commitments and Contingencies

      Hands On Matter

      On May 2, 2005, the Company entered into a short term loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, "Hands On"). Pursuant to that agreement, all amounts that the Company advanced to Hands On are secured, initially, by the assets acquired with such funds with interest at a defined prime rate. The note receivable balance, which is included in other assets, totaled $562 and $531 as of December 31, 2006 and 2005, respectively. As a result of the termination of the merger agreement, repayment obligations began July 1, 2006 and were scheduled to continue through March 2008. The Company received all such payments due through September 30, 2006, however, Hands On failed to make subsequent payments due in October, November and December of 2006 and all remaining amounts outstanding under the loan agreement accrue interest at the increased rate of 12%. Hands On has indicated that it does not intend to make payment in full to the Company under the current terms of the loan agreement and that Hands On is attempting to restructure its debts and raise new capital. The Company, in December 2006, filed suit against Hands On in the California Superior Court and seeks recovery of the money lent by the Company to the defendants plus interest, attorney's fees and related costs. The litigation is in the early stage and initial settlement discussions have been unsuccessful. At this time, the Company is unable to assess the validity of the defendants defenses to the claim or predict the range of recovery either through settlement or legal process.

      The Company has not provided an allowance for doubtful collections as of December 31, 2006 as an estimate of possible loss, or a range of possible loss can't be made at this time. However, it is reasonably possible that a change in this estimate will occur within a year from December 31, 2006 as future events occur.

      Boundless Matter

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

      Leases and Other

      Future minimum capital lease payments and future minimum lease payments relating to office space under noncancelable operating leases as of December 31, 2006 are as follows:

                                                              Capital  Operating
      Year ending December 31,                                Leases    Leases
      ------------------------                                ------   ---------
      2007 ..................................................   $87      $200
      2008 ..................................................    82        37
      2009 ..................................................    51        38
      2010 ..................................................    --        40
      2011 ..................................................    --        13
      Thereafter ............................................    --        --
                                                                ---      ----
      Total minimum lease payments ..........................   220      $328
                                                                         ====
      Less amount representing interest .....................   (43)
                                                                ---
      Present value of net minimum capital
        lease payments ......................................   177
      Less current portion of capital lease obligations .....   (65)
                                                                ---
      Obligations under capital lease, net of current portion  $112
                                                               ====

      During 2006, 2005 and 2004, total rent expense was approximately $306, $301 and $277, respectively.

      At December 31, 2005, a standby letter of credit totaling approximately $300 was outstanding as a security deposit in favor of Velocita (formerly Cingular). As of December 31, 2005, $300 of cash held in the Company's bank accounts was restricted to secure this letter of credit. As of December 31, 2006, the Company was no longer required to maintain the standby letter of credit and thereby the restricted cash was released to the Company.

      During 2005, the Company entered into employment agreements with certain of its key executives which provide for fixed compensation. These agreements generally continue until terminated by the employee or the Company and, under certain circumstances, provide for salary continuance for a specified period of no more than 1 year.

9. Benefit Plan

      The Company has established a defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for voluntary employee contributions of up to 15 percent of compensation for employees meeting certain eligibility requirements. The Company contributes to the plan up to a maximum of 3 percent of eligible employee compensation. The Company's contribution during 2006 and 2005 was $39 and $42, respectively. Prior to 2005, the Company did not contribute to the plan.

10. Stockholders' Equity

      On March 10, 2004, the Company's stockholders at a special meeting of the stockholders:

      o Approved the issuance of 1,224,304 shares of the Company's common stock in exchange for cash consideration of $12,209, net of expenses.

                                GOAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

      o Authorized the Board of Directors to amend the Company's restated certificate of incorporation to increase the number of shares of common stock the Company is authorized to issue from 200,000,000 to 350,000,000 shares, resulting in an increase in the total number of authorized shares of capital stock from 204,351,943 to 354,351,943. The Board of Directors did not act on this approval to increase the Company's authorized shares.

      As a result, the Company issued a total of 1,310,813 shares of its common stock, comprised of the 1,224,304 shares referred to above and 86,509 shares upon the mandatory conversion of certain bridge notes payable and related accrued interest. The Company received net proceeds of approximately $12,000 after deducting the $714 cash payment made to the offering placement agent and deferred offering expenses such as professional fees.

      As of December 31, 2006, the Company had the following warrants outstanding and exercisable:

                                                   Exercise
                                         Amount     price       Expiration date
                                         ------    --------   -----------------

Private placement agent-2004 financing   14,101    $12.00        March 10, 2009
2004 investors .......................   57,719    $12.00     December 19, 2008
Landlord .............................   12,500    $36.80     November 14, 2013
                                         ------
Total ................................   84,320
                                         ======

      As of December 31, 2006, the Company had reserved shares of common stock for issuance as follows:

      Exercise of common stock options or
        additional common stock awards .....................       115,690
      Exercise of common stock purchase warrants ...........        84,320
      Employee Stock Purchase Plan .........................        48,335

11. Stock Option Plans and Other Stock-Based Compensation

      On August 3, 1999, the Company adopted the GoAmerica Communications Corp. 1999 Stock Option Plan. This plan provided for the granting of awards to purchase shares of common stock. No further option grants will be made under the GoAmerica Communications Corp. 1999 Stock Option Plan.

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

      In November 2005, the Company's Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan") as a successor plan to the 1999 Plan, pursuant to which 400,000 additional shares of the Company's common stock have been reserved for issuance to selected employees, non-employee directors and consultants. In December 2005, the Company's shareholders approved the 2005 Plan.

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

      On December 29, 2005 the Company's Board of Directors approved the acceleration of vesting of certain unvested and "out of the money" stock options with exercise prices equal to or greater than $4.19 per share previously awarded to our employees, including our executive officers and directors, under the 1999 plans. The acceleration of vesting was effective for stock options outstanding as of December 29, 2005. Options to purchase approximately 31,518 shares of common stock or 86% of our outstanding unvested options were subject to the acceleration. The weighted average exercise price of the options that were accelerated was $19.93.

                                GOAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

As a result of this acceleration, the Company was required to perform a calculation under FASB Financial Interpretation FIN 44 to determine if a charge resulted from the acceleration. Such computation did not require the recording of any additional expense. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in our Consolidated Statements of Operations upon the adoption of SFAS 123R in January 2006. The Company also believes that because the options that were accelerated had exercise prices in excess of the current market value of the Company's common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

      The following table summarizes activity on a combined basis for the Company's stock option plans during 2006, 2005 and 2004:

                                                                       Weighted-
                                                                         Average
                                                         Number of      Exercise
                                                          Options        Price
                                                         ---------      --------

Outstanding at January 1, 2004 ....................        76,955       $105.60
Granted ...........................................        31,770        $13.45
Exercised .........................................        (6,776)       $29.23
Cancelled .........................................       (12,562)      $118.14
                                                          -------
Outstanding at December 31, 2004 ..................        89,387       $ 90.61
Granted ...........................................        10,242       $  4.19
Exercised .........................................            --            --
Cancelled .........................................        (2,521)      $ 65.30
                                                           ------
Outstanding at December 31, 2005 ..................        97,108       $ 72.59
Granted ...........................................            --            --
Exercised .........................................        (1,654)      $  4.19
Cancelled .........................................       (12,263)      $ 43.82
                                                          -------
Outstanding at December 31, 2006 ..................        83,191       $ 75.90
                                                           ======
Exercisable at December 31, 2006 ..................        79,858       $ 78.97
                                                           ======
Exercisable at December 31, 2005 ..................        92,108       $ 76.41
                                                           ======
Exercisable at December 31, 2004 ..................        48,459       $127.20
                                                           ======
Available for grant at December 31, 2006 ..........        32,500            --
                                                           ======

      The total intrinsic value, which is the amount by which the stock price exceeds the exercise price of the options on the date of exercise, of options exercised during the years ended December 31, 2006, 2005 and 2004 was $9, none and $60, respectively.

                                GOAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

      The following table summarizes information about fixed price stock options outstanding at December 31, 2006:

                                                                         Outstanding
                                                  ----------------------------------------------------------------
                                                                                   Weighted-
                                                                   Weighted-        Average
            Range of                                Number          Average        Remaining          Aggregate
         Exercise Prices                          Outstanding   Exercise Price  Contractual Life   Intrinsic Value
      ------------------                          -----------   --------------  ----------------   ---------------
      $2.35-$4.19                                    17,692        $    3.15       8.2 years
      $16.00-$26.40                                  39,624        $   19.87       7.0 years
      $43.20-$44.80                                   5,875        $   44.02       4.5 years
      $84.00-$84.80                                   4,271        $   84.50       4.1 years
      $104.80-$151.20                                 6,222        $  149.55       6.0 years
      $162.48-$167.20                                 2,944        $  166.61       3.8 years
      $401.60-$600.00                                 5,825        $  429.66       4.4 years
      $637.60                                            13        $  637.60       4.8 years
      $1200.00-$1280.00                                 725        $1,268.97       4.6 years
                                                     ------
                                                     83,191
                                                     ======
      Ending exercisable                             79,858         $78.97         4.8 years             $69
                                                     ======         ======         =========             ===

                                                           Exercisable
                                                  ------------------------------
            Range of                                Number     Weighted- Average
         Exercise Prices                          Exercisable   Exercise Price
      ------------------                          -----------  -----------------
      $2.35-$4.19                                    14,359        $    3.34
      $16.00-$26.40                                  39,624        $   19.87
      $43.20-$44.80                                   5,875        $   44.02
      $84.00-$84.80                                   4,271        $   84.50
      $104.80-$151.20                                 6,222        $  149.55
      $162.48-$167.20                                 2,944        $  166.61
      $401.60-$600.00                                 5,825        $  429.66
      $637.60                                            13        $  637.60
      $1200.00-$1280.00                                 725        $1,268.97
                                                     ------
                                                     79,858
                                                     ======

      The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day, December 29, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on December 29, 2006. This amount changes based on the fair market value of the Company's stock.

      The weighted average grant date fair value of options granted during 2005, and 2004 was $2.79 and $7.80, respectively. There were no options granted during 2006.

                                GOAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

      The following table sets forth the total stock-based compensation expense resulting from stock options and nonvested restricted stock awards included in the Company's consolidated statements of operations for the year ended December 31, 2006:

                                                                  Year Ended
                                                               December 31, 2006
                                                               -----------------

      Selling, general and administrative .................         $516
                                                                    ----

      Stock-based compensation expense before
        income taxes ......................................          516
      Income tax benefit ..................................           --
                                                                    ----
      Total stock-based compensation expense after
        income taxes ......................................         $516
                                                                    ====

      As of December 31, 2006, approximately $4 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2 years.

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

      The following table illustrates the effect on net loss after tax and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the years ended December 31, 2005 and 2004:

                                                                                          December 31, 2005     December 31, 2004
                                                                                          -----------------     -----------------
      Net loss, as reported .....................................................             $(4,372)               $(4,444)
      Deduct: Stock-based employee compensation expense included
        in reported net loss ....................................................                  54                     --
      Add: Total stock-based employee compensation expense
        determined under fair value based method for all awards .................                (569)                (3,048)
                                                                                              -------                -------
      Pro forma net loss ........................................................             $(4,887)               $(7,492)
                                                                                              =======                =======
      Loss per share - basic, as reported .......................................             $ (2.09)A               $(2.49)
                                                                                              =======                 ======
      Loss per share - diluted, as reported .....................................             $ (2.09)A               $(2.49)
                                                                                              =======                 ======
      Pro forma loss per share - basic ..........................................             $ (2.33)A               $(4.20)
                                                                                              =======                 ======
      Pro forma loss per share - diluted ........................................             $ (2.33)A               $(4.20)
                                                                                              =======                 ======

      A: Restated for the weighted average number of shares utilized in the computation- see Note 2.

      For purposes of the above pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005 and 2004: weighted-average risk-free interest rate of 4.20%; expected volatility of 80%; no dividends; and a weighted-average expected life of the options of 2.0 years and 2.0 years, respectively.

Restricted Stock

      In November 2005, the Company issued 245,000 shares of common stock under the 2005 Plan in the form of restricted stock awards in connection with employment agreements. These shares were issued as an incentive to retain key employees and officers and will vest over 3 years.

                                GOAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

      In November 2006, the Company issued 122,500 shares of common stock under the 2005 Plan in the form of restricted stock awards of which 92,500 were issued to directors of the Company and 30,000 to consultants. These shares will vest over 3 years.

      The following table summarizes the Company's nonvested restricted stock activity for the year ended December 31, 2006:

                                                                       Weighted
                                                                        Average
                                                         Number of    Grant Date
                                                          Shares      Fair Value
                                                         ---------    ----------
Non vested stock at December 31, 2005 ..............      245,000        $5.24
Granted ............................................      122,500         4.02
Vested .............................................      (81,667)        5.24
Forfeited ..........................................           --           --
                                                         --------        -----
Non vested stock at December 31, 2006 ..............      285,833        $4.72
                                                         ========        =====

      As of December 31, 2006, $1,207 of total unrecognized compensation costs is expected to be recognized over the remaining service period of 2 years.

12. Income Taxes

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        December 31,
                                                   ----------------------
                                                     2006          2005
                                                   --------      --------
      Deferred tax assets:
        Net operating loss carryforwards .....     $ 69,466      $ 69,238
        Deferred compensation ................        9,318         9,121
        Reserves and accruals ................           60           105
        Amortization of goodwill .............        3,398         3,524
        Other ................................        2,444         2,648
      Less valuation allowance ...............      (84,685)      (84,635)
                                                   --------      --------
      Deferred tax assets ....................            1             1
      Deferred tax liabilities:
        Intangible assets ....................           (1)           (1)
                                                   --------      --------
      Net deferred tax assets ................     $     --      $     --
                                                   ========      ========

      A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

                                                     Year ended December 31,
                                                   ---------------------------
                                                    2006      2005      2004
                                                   -----    -------    -------
Statutory federal income tax benefit at 34% ....   $(667)   $(1,487)   $(1,511)
State income tax benefit, net of federal benefit    (890)    (1,002)      (962)
Non-deductible expenses ........................       4        168         23
Other, primarily changes in net operating loss
  carryforwards available ......................     715      3,178      2,763
Change in valuation allowance ..................      49     (1,621)    (1,045)
                                                   -----    -------    -------
Total ..........................................   $(789)   $  (764)   $  (732)
                                                   =====    =======    =======

      The state tax benefits recorded in 2006, 2005 and 2004 of $789, $764 and $732, respectively, are attributable to the Company's sale of certain state net operating loss carryforwards.

                                GOAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

      At December 31, 2006, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $181,500 and $129,400, respectively. The federal NOL carryforwards expire beginning in 2011 and state NOL's beginning in 2007. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 1999, such a change in ownership occurred. As a result of the change, the Company's ability to utilize certain of its net operating loss carryforwards will be limited to approximately $1,400 of taxable income, per year. In addition, the Company acquired additional net operating losses through its acquisitions of Wynd and Hotpaper. The Company believes that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. The Company has not performed a detailed analysis to determine the amount of the potential limitations. In addition, the Company has not performed a detailed analysis to determine the amount of the potential limitations as a result of the March 2004 Financing, described in Note 10.

13. Quarterly Financial Data (Unaudited)

      The table below summarizes the Company's unaudited quarterly operating results for the years ended December 31, 2006 and 2005.

                                                                                        Quarter Ended
                                                                  ---------------------------------------------------------------
2006                                                              March 31          June 30         September 30      December 31
----                                                              --------          -------         ------------      -----------
Net revenue ................................................      $ 1,636           $ 2,388           $ 4,551           $ 4,201
Cost of revenue ............................................         (291)             (954)           (2,812)           (2,754)
Operating expenses .........................................       (1,786)           (1,636)           (1,832)           (2,188)
Depreciation and amortization expenses .....................         (144)             (126)             (104)               12
Other (expense) income, net ................................         (374)               43                46               (36)
                                                                  -------           -------           -------           -------
Loss before benefit from income taxes ......................         (959)             (285)             (151)             (765)
Benefit from income taxes ..................................           --                --                --               789
                                                                  -------           -------           -------           -------
(Loss) income from continuing operations ...................         (959)             (285)             (151)               24
Loss from discontinued operations ..........................         (119)              (81)             (371)              (18)
                                                                  -------           -------           -------           -------
Net (loss) income ..........................................      $(1,078)          $  (366)          $  (522)          $     6
                                                                  =======           =======           =======           =======
Loss per share - Basic and diluted:
  - Loss from continuing operations ........................      $ (0.45)A         $ (0.13)A         $ (0.07)A         $ (0.00)
  - Loss from discontinued operations ......................      $ (0.06)A         $ (0.04)A         $ (0.18)A         $ (0.00)
                                                                  -------           -------           -------           -------
Basic and diluted net loss per share .......................      $ (0.51)A         $ (0.17)A         $ (0.25)A         $ (0.00)
                                                                  =======           =======           =======           =======

                                GOAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

2005                                                       March 31        June 30       September 30     December 31
----                                                       --------        -------       ------------     -----------
Net revenue .......................................        $ 1,073         $ 1,374         $ 1,267         $ 1,217
Cost of revenue ...................................           (406)           (476)           (377)           (524)
Operating expenses ................................         (1,221)         (1,455)         (1,326)         (2,304)
Depreciation and amortization expenses ............           (351)           (347)           (241)           (185)
Interest (expense) income, net ....................             38              38              29              55
                                                           -------         -------         -------         -------
Loss before benefit from income taxes .............           (867)           (866)           (648)         (1,741)
Benefit from income taxes .........................             --              --              --             764
                                                           -------         -------         -------         -------
Loss from continuing operations ...................           (867)           (866)           (648)           (977)
Loss from discontinued operations .................           (141)           (169)           (346)           (358)
                                                           -------         -------         -------         -------
Net (loss) ........................................        $(1,008)        $(1,035)        $  (994)        $(1,335)
                                                           =======         =======         =======         =======
Loss per share - Basic and diluted:
  - Loss from continuing operations ...............        $ (0.41)        $ (0.41)        $ (0.31)        $ (0.47)A
  - Loss from discontinued operations .............        $ (0.07)        $ (0.08)        $ (0.17)        $ (0.17)A
                                                           -------         -------         -------         -------
Basic and diluted net loss per share ..............        $ (0.48)        $ (0.49)        $ (0.48)        $ (0.64)A
                                                           =======         =======         =======         =======

      A: Restated for the weighted average number of shares utilized in the computation -- see Note 2.

14. Supplemental Cash Flow Information

      The table below presents the Company's supplemental disclosure of cash flow information for the years ended December 31, 2006, 2005 and 2004.

                                                        Years ended December 31,
                                                        ------------------------
                                                         2006    2005     2004
                                                        ------  ------   -------

Supplemental disclosure of cash flow information:
  Interest paid .......................................  $ 10   $   28   $   32
Non-cash investing and financing activities:
  Acquisition of equipment through
    capital leases ....................................   203      108       --
  Issuance of shares pursuant to
    employment contracts ..............................    --    1,245       --
  Conversion of bridge note payable into
    common stock ......................................    --       --    1,015
  Application of deferred financing costs against
    proceeds from the sale of stock ...................    --       --      606
Issuance of shares for vendor settlements .............    --       --      450
Issuance of shares to acquire intangible assets .......    --       --      442

                                                                     Schedule II

                                 GOAMERICA, INC.
                          FINANCIAL STATEMENT SCHEDULE

                 Valuation and Qualifying Accounts and Reserves

                  Years Ended December 31, 2006, 2005 and 2004

                                                               Balance at         Additions:                         Balance at
                                                              Beginning of     Charged to Costs                        End of
                                                                 Period          and Expenses       Deductions         Period
                                                              ------------     ----------------     ----------       ----------
Year Ended December 31, 2006

  Allowance for doubtful accounts .........................      $  278               $156             $277(1)           $157

Year Ended December 31, 2005

  Allowance for doubtful accounts .........................      $  603               $318             $643(1)           $278

  Inventory Reserve .......................................          --                 12               12(2)             --

Year Ended December 31, 2004

  Allowance for doubtful accounts .........................      $1,213               $239             $849(1)           $603

  Inventory Reserve .......................................          --                 84               84(2)             --

----------
(1)   Uncollectible accounts written-off, net of recoveries.
(2)   Inventory discounts charged to reserve.