Form 10-K/A
period 2006-12-31
GOAMERICA INC
filed 2007-04-30
CIK 1101268

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

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

                              Yes: |_|    No: |X|

      Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                              Yes: |_|    No: |X|

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

Large Accelerated Filer: |_|   Accelerated Filer |_|   Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                              Yes: |_|    No: |X|

      The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2006), was $5,907,224.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 24, 2007:

              Class                        Number of Shares
              -----                        ----------------
  Common Stock, $0.01 par value               2,462,605

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the "Annual Report") of GoAmerica, Inc. (the "Company" or "GoAmerica") filed on March 30, 2007 with the Securities and Exchange Commission (the "SEC") is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2006 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 30, 2007 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

                                TABLE OF CONTENTS

          Item                                                              Page
          ----                                                              ----

PART III  10. Directors and Executive Officers of the Registrant.............  1
          11. Executive Compensation.........................................  5
          12. Security Ownership of Certain Beneficial Owners and
                   Management................................................ 15
          13. Certain Relationships and Related Transactions and Director
                   Independence.............................................. 16
          14. Principal Accountant Fees and Services......................... 17

PART IV   15. Exhibits and Financial Statements.............................. 18

SIGNATURES................................................................... 19

EXHIBIT INDEX................................................................ 20

                                    PART III

Item 10. Directors and Executive Officers.

Board of Directors

      We currently have seven directors. As set forth in our amended and restated certificate of incorporation, the terms of office of the members of the Board of Directors are divided into three classes: Class A, whose term will expire at the 2007 Annual Meeting of Stockholders; Class B, whose term will expire at the 2008 Annual Meeting of Stockholders; and Class C, whose term will expire at the 2009 Annual Meeting of Stockholders. The current Class A directors are Janice Dehesh and Joseph Korb, the current Class B directors are Daniel Luis and David Lyons, and the current Class C directors are Aaron Dobrinsky, D. Sue Decker and King Lee. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our by-laws permit the Board of Directors to increase or decrease the size of the Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the Board of Directors may have the effect of delaying or preventing changes in control or management of GoAmerica. The following table provides additional information regarding the members of our Board of Directors:

                                  Served as a           Positions with
Name                Age         Director Since          the Company
----                ---         --------------          --------------
Aaron Dobrinsky      43              1996               Chairman of the Board

Daniel R. Luis       40              2003               Chief Executive Officer
                                                        and Director

D. Sue Decker        49              2006               Director

Janice Dehesh        51              2006               Director

Joseph Korb          55              1996               Director

King Lee             66              2003               Director

David Lyons          57              2004               Director

      Aaron Dobrinsky founded GoAmerica in 1996 and has served as our Chairman of the Board since our inception in 1996. He also served as our President until November 2000 and our Chief Executive Officer until January 2003. Since 2006, he has served as President of Dobrinsky Advisors, Inc., a management consulting and advisory firm providing strategic and operational guidance to start-up and mid-stage companies in the telecommunications, technology and services industries. Mr. Dobrinsky was an executive member of the board of directors of RoomLinX, Inc., a provider of wireless high-speed Internet network solutions to hotels and conference centers, from June 2004 through November 17, 2006, where he also served as Chief Executive Officer from June 2004 through November 1, 2005.

      Daniel R. Luis joined our Board of Directors in January 2003 at the time he was elected our Chief Executive Officer. He previously served as our President and Chief Operating Officer from May 2002 until January 2003. Mr. Luis is also President and Chief Executive Officer of Wynd Communications Corporation, which became a wholly owned subsidiary of GoAmerica in June 2000. Mr. Luis joined Wynd in 1994 and has held his current positions with Wynd since 1998.

      D. Sue Decker joined our Board of Directors in June 2006 upon the retirement of Alan Docter from the Company's Board of Directors. Since February 2005, Ms. Decker has served as President of Blue House Consulting, LLC, a firm providing strategic planning, product and marketing counsel to clients in the United States and Europe. From 1998 to 2005, Ms. Decker served as General Manager for AT&T's relay services division, where she was responsible for managing telecommunication services focused on the deaf and hard of hearing market, including traditional relay, operator services for deaf consumers, Internet relay and video relay service. Ms. Decker is also a member of the Board of Associates at Gallaudet University in Washington, D.C., the world leader in liberal arts education and career development for deaf and hard of hearing undergraduate students and internationally recognized for its graduate programs.

      Janice Dehesh joined GoAmerica's Board of Directors in September 2006, upon the retirement of Mark Kristoff from the Company's Board of Directors. Since 2004, Ms. Dehesh has run her own wireless/telecommunications consulting firm, Dehesh International. From 1987 to 2004, she served in several executive roles at QUALCOMM. Most recently, as a Vice President of Business Development, Ms. Dehesh developed and implemented marketing programs to accelerate the adoption of QUALCOMM's Code Division Multiple Access (CDMA) products and services through strategic partnerships on a worldwide basis. Previously, Ms. Dehesh served as Vice President of Information Technology at QUALCOMM and helped create the company's worldwide telecommunications and computing infrastructure.

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

      King Lee joined our Board of Directors in January 2003. Mr. Lee currently serves as the Managing Partner of Resource Capitalists, LLC, a management consulting firm. During his career he has served as the chief executive officer of a number of companies, both public and private. Mr. Lee has spent the last thirteen years investing in turnaround companies, and during that same period Mr. Lee was also the co-founder of Wynd Communications Corp., which became a wholly-owned subsidiary of GoAmerica in June 2000. Mr. Lee served on the board of directors of Wynd Communications Corp. until its acquisition by us. Mr. Lee also serves on the boards of directors of several privately held companies.

      David Lyons joined our Board of Directors in October 2004. Mr. Lyons is currently a Principal of Den Ventures, LLC, which provides outsourced business management services to the medical and communications industries. Mr. Lyons is also a managing partner of the Nacio Investment Group, LLC, which holds an interest in Nacio Systems, Inc., a managed hosting company that provides outsourced infrastructure and communication services for mid-size businesses. From 1998 to 2000, Mr. Lyons served as Vice President of Acquisitions for Expanets, Inc., a national provider of converged communications solutions founded by NorthWestern Corporation that acquired numerous local communications and data networking companies, as well as Lucent Technology's Growing and Emerging Markets (GEM) division. Previously, he was Chairman, CEO of Amnex, Inc., President of Walker Telephone Systems, Inc., and practiced corporate and securities law with the firm of Certilman Haft in New York City.

Committees and Meetings of the Board

      The Board of Directors held 10 meetings during 2006. During this period, each incumbent member of the Board of Directors attended or participated in at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such person has been a director) and
(ii) the total number of meetings held by all Committees of the Board on which each such director served (during the periods such director served). The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee.

      The Compensation Committee approves salaries and incentive compensation for our executive officers and key employees, administers and grants awards under the Company's 1999 Stock Plan and 2005 Equity Compensation Plan and administers the terms of outstanding options and restricted stock awards. The Compensation Committee is currently comprised of King Lee (who serves as Chairman), Jan Dehesh and David Lyons. The Compensation Committee held one meeting during 2006.

      The Audit Committee's responsibilities include: (i) evaluating and the engagement of the Company's independent auditors; (ii) reviewing and reporting on the results and scope of their audit findings; (iii) reviewing the Company's periodic reports filed with the Securities and Exchange Commission; and (iv) monitoring, on a periodic basis, the internal controls of the Company. The Audit Committee is currently comprised of King Lee (who serves as Chairman), Sue Decker and David Lyons. The Audit Committee held four meetings during 2006. The Company's Board of Directors has determined that King Lee constitutes an "audit committee financial expert", as such term is defined by the SEC.

      The Nominating Committee's responsibilities include recommending to the Board of Directors qualified individuals to serve on the Company's Board of Directors. The Nominating Committee will not consider any nominees recommended by the Company's security holders. The Nominating Committee is currently comprised of King Lee (who serves as Chairman), Sue Decker and David Lyons. The Nominating Committee met twice during 2006.

      Each of Messrs. Lee and Lyons and Ms. Decker and Ms. Dehesh has been determined to be "independent" within the meaning of SEC and Nasdaq regulations.

Executive Officers

The following table identifies the current executive officers of the Company:

                                           Capacities in            In Current
Name                         Age           Which Serving          Position Since
----                         ---           -------------          --------------
Daniel R. Luis ...........    40     Chief Executive Officer           2003

Donald G. Barnhart (1) ...    50     Chief Financial Officer           2004

Jesse Odom (2) ...........    41     Chief Technology Officer          2000

Wayne D. Smith (3)........    48     Executive Vice President,         2005
                                     General Counsel and Secretary

----------
(1) Donald Barnhart joined GoAmerica in 1999 and became its Vice President and Controller in 2000. He was appointed Chief Financial Officer in March 2004. Prior to joining GoAmerica, Mr. Barnhart held various finance positions with Bogen Communications (a telecommunications manufacturer) and operated his own accounting and consulting firm. Mr. Barnhart is a CPA in New Jersey.

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

      For a description of Mr. Luis's business background, see "Board of Directors". None of our executive officers is related to any other executive officer or to any director of the Company. Our executive officers are elected annually by the Board of Directors and usually serve until their successors are duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission. All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a). Based on our review of the copies of such forms received by us or written representations from such reporting persons, each such reporting person filed all of their respective reports pursuant to Section 16(a) on a timely basis during 2006.

Code of Ethics

      GoAmerica maintains a code of ethics applicable to its directors, executive officers and other senior financial personnel. A copy of this code of ethics is posted on our website, accessible at http://www.goamerica.com/Company_info/ethics_execs.php.

Item 11. Executive Compensation

Compensation Discussion and Analysis

      General

      During 2006, the SEC substantially revised the disclosures that we are required to make with respect to executive compensation. As part of the SEC's revised executive compensation discussion requirements, issuers must provide a "Compensation Discussion and Analysis" in which issuers explain the material elements of their compensation of executive officers by describing the following:

      o     the objectives of the issuer's compensation programs;

      o     the conduct that the compensation programs are designed to reward;

      o     the elements of the compensation program;

      o     the rationale for each of the elements of the compensation program;

      o how the issuer determines the amount (and, where applicable, the formula) for each element of the compensation program; and

      o how each element and the issuer's decisions regarding that element fit into the issuer's overall compensation objectives and affect decisions regarding other elements of the compensation program.

      Our overall compensation policies are monitored by the Compensation Committee of our Board of Directors. The duties and responsibilities of the Compensation Committee, which consists entirely of independent directors of the Board, are to:

      o administer the employee benefit plans of the Company designated for such administration by the Board;

      o establish the compensation of the Company's Chief Executive Officer (subject to the terms of any existing employment agreement);

      o with input from the Company's Chief Executive Officer, establish or recommend to the Board the compensation of the Company's other executive officers (subject to the terms of any existing employment agreements); and

      o monitor the Company's overall compensation policies and employment benefit plans.

      Daniel Luis, our Chief Executive Officer, participates in determinations regarding the compensation and design of our benefit programs for all employees, including our other executive officers. However, he does not participate in determining his own compensation.

      Our Compensation Objectives and the Focus of Our Compensation Rewards

      We believe that an appropriate compensation program should draw a balance between providing rewards to executive officers while at the same time effectively controlling compensation costs. We reward executive officers in order to attract highly qualified individuals, to retain those individuals in a highly competitive marketplace for executive talent and to motivate them to perform in a manner that maximizes our corporate performance.

      We view executive compensation as having three key elements:

      o a current cash compensation program consisting of salary and cash bonus incentives;

      o long-term equity incentives reflected in grants of stock options and/or restricted stock awards; and

      o     other benefits and perquisites.

These programs aim to provide our executives with an overall competitive compensation package that seeks to align individual performance with our long-term business objectives.

      We annually review our mix of short term performance incentives versus longer term incentives. We do not have set percentages of short term versus long term incentives. Instead, we look to provide a reasonable balance of those incentives.

      During 2006 we did not rely upon consultants to set our salaries, to establish salary ranges or to provide advice regarding other compensation matters. We compare our salaries and other elements of compensation against the salaries and other compensation measures of other public companies in our industry by reviewing the proxy statements of such other companies. However, we do not prepare formal benchmarking studies.

      Specific Elements of Our Compensation Program

      We have described below the specific elements of our compensation program for executive officers.

            Salary. We pay salaries to our Named Officers in order to fairly compensate them for their day-to-day responsibilities in managing our business. Each of our Named Officers has an employment agreement with the Company, which is described under "Employment Agreements with Executive Officers." Each employment agreement provides for a specified increase in base salary as of the end of the Company's first fiscal quarter for which the Company reports (or would have been able to report but for extraordinary charges that are not expected to recur) EBITDA profitability as determined by the Company's independent auditors.

            Bonus. Bonuses are designed to motivate executives by rewarding their individual performance and contribution to the Company's financial performance. None of the Named Officers received a bonus for 2006.

            Long-Term Incentive Compensation. We provide long-term incentives to our executive officers through our 2005 Equity Compensation Plan. We refer to this as our Stock Option Plan. Our Stock Option Plan permits the grant of stock options and restricted stock awards. Stock options were previously granted to our Named Officers. In addition, restricted stock awards were previously granted to our Named Officers to reward performance and in accordance with their respective employment agreements. No stock options or restricted stock awards were granted to the Named Officers in 2006. The Compensation Committee may grant additional stock options or restricted stock awards to the Named Officers in the future in its discretion.

            Other Elements of Compensation for Executive Officers. In order to attract and retain qualified executives, we provide executives with retirement benefits through our 401(k) plan and the use of automobiles. Details of the values of these benefits and perquisites may be found in the narratives to the summary compensation table.

      Employment Agreements.

      See "Employment Agreements with Executive Officers" for a description of our employment agreements with our executives.

      Compliance with Sections 162(m) and 409A of the Internal Revenue Code

      Section 162(m) of the Internal Revenue Code denies a deduction to any publicly held corporation for compensation paid to certain "covered employees" in a taxable year to the extent that compensation exceeds $1,000,000 for a covered employee. Certain performance-based compensation that has been approved by our shareholders is not subject to this limitation. As a result, stock options granted under our Stock Option Plan are not subject to the limitations of Section 162(m). However, restricted stock awards under our Stock Option Plan generally will not be treated as performance-based compensation. Restricted stock award grants made to date under the Stock Option Plan have not been at levels that, together with other compensation, approached the $1,000,000 limit. Also, since we retain discretion over cash bonuses, those bonuses also will not qualify for the exemption for performance-based compensation. Since none of the Company's executive officers had compensation in excess of $1,000,000 for 2006,
Section 162(m) was not applicable.

      It is also our intention to maintain our executive compensation arrangements in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements. We are in the process of reviewing and modifying, as necessary, our deferred compensation arrangements since the enactment of Section 409A in 2004 in order to remain compliant with provisional guidance issued by the Internal Revenue Service under Section 409A.

Summary of Cash and Certain other Compensation

      The following table sets forth, for the year ended December 31, 2006, a summary of the compensation earned by our Chief Executive Officer, our Chief Financial Officer and our two other most highly compensated executive officers. We refer to the executive officers named in this table as the "Named Officers." None of the Named Officers received a bonus, stock award or stock option grant during 2006. The Company does not have any pension plan or any deferred compensation plan.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------
                                                     All Other
                                        Salary      Compensation        Total
   Name and Principal Position            ($)           ($)              ($)
--------------------------------------------------------------------------------
Daniel R. Luis......................   200,000         14,632          214,632
Chief Executive Officer
--------------------------------------------------------------------------------
Donald G. Barnhart..................   165,000         14,220          179,220
Chief Financial Officer since March
2004; Principal Accounting Officer
since September 2003
--------------------------------------------------------------------------------
Jesse Odom.........................    165,000         14,220          179,220
Chief Technology Officer
--------------------------------------------------------------------------------
Wayne D. Smith.....................    165,000         14,220          179,220
Executive Vice President, General
Counsel and Secretary
--------------------------------------------------------------------------------

In the table above:

      o     "all other compensation" includes the following:

            o for Mr. Luis: $9,000 for the use of an automobile and a contribution of $5,632 to the Company's 401(k) Plan on behalf of Mr. Luis to match a pre-tax elective deferral contribution (included under "Salary") made by Mr. Luis to that Plan;

            o for Mr. Barnhart: $9,000 for the use of an automobile and a contribution of $5,220 to the Company's 401(k) Plan on behalf of Mr. Barnhart to match a pre-tax elective deferral contribution (included under "Salary") made by Mr. Barnhart to that Plan;

            o for Mr. Odom: $9,000 for the use of an automobile and a contribution of $5,220 to the Company's 401(k) Plan on behalf of Mr. Odom to match a pre-tax elective deferral contribution (included under "Salary") made by Mr. Odom to that Plan;

            o for Mr. Smith: $9,000 for the use of an automobile and a contribution of $5,220 to the Company's 401(k) Plan on behalf of Mr. Smith to match a pre-tax elective deferral contribution (included under "Salary") made by Mr. Smith to that Plan;

Grants of Plan Based Awards

      None of the Named Officers was granted a stock option or stock award during 2006.

Outstanding Equity Awards at December 31, 2006

      The following table sets forth, for each of the Named Officers, information regarding stock options and stock awards outstanding at December 31, 2006. All of the outstanding options held by the Named Officers at December 31, 2006 were exercisable.

--------------------------------------------------------------------------------
                            Option Awards                    Stock Awards
--------------------------------------------------------------------------------
                                                                      Market
               Number of                                Number of    Value of
               Securities                               Shares or   Shares or
               Underlying                               Units of     Units of
              Unexercised     Option                      Stock     Stock That
                Options      Exercise        Option     That Have    Have Not
                  (#)         Price        Expiration   Not Vested    Vested
   Name       Exercisable      ($)            Date         (#)         ($)
    (a)           (b)          (e)            (f)          (g)         (h)
--------------------------------------------------------------------------------
                1,523          84.00       12/30/2008
                1,978         167.20       3/30/2010
                  625         600.00       11/20/2010
Daniel R.       1,688         151.20       1/16/2012    53,333      435,197
Luis            2,500          43.20       5/28/2012
                3,828          23.20       12/15/2012
                4,375          16.00        4/6/2014
--------------------------------------------------------------------------------
                  150         104.80        8/2/2009
                  350         401.60        1/5/2010
                  125         162.48       3/29/2011
Donald G.          94         151.20       1/16/2012     36,667      299,203
Barnhart          250          26.40       7/28/2012
                1,016          23.20       12/15/2012
                3,422          16.00        4/6/2014
--------------------------------------------------------------------------------
                3,375         104.80        8/2/2009
                  375         151.20       1/16/2012
Jesse Odom      3,129          23.20       12/15/2012    36,667      299,203
                3,422          16.00        4/6/2014
--------------------------------------------------------------------------------
                  375          43.20       5/28/2012
Wayne D.        1,094          23.20       12/15/2014    36,667      299,203
Smith           3,047          16.00        4/6/2014
--------------------------------------------------------------------------------

In the table above, we are disclosing:

      o in column (b), the number of shares of our common stock underlying unexercised stock options that were exercisable as of December 31, 2006;

      o in columns (e) and (f), respectively, the exercise price and expiration date for each stock option that was outstanding as of December 31, 2006;

      o in column (g), the number of shares of our common stock covered by stock awards that were not vested as of December 31, 2006; and

      o in column (h), the aggregate market value as of December 31, 2006 of the stock awards referenced in column (g).

      In calculating market values in the table above, we have multiplied the closing market price of our common stock on December 29, 2006, the last trading day in 2006 - $8.16 - by the applicable number of shares of common stock underlying the Named Officers' unvested stock awards. One half of the unvested stock awards in the table above vest on November 8, 2007 and the remaining stock awards vest on November 8, 2008.

Options Exercised and Stock Awards Vested

      None of the Named Officers exercised any stock options during 2006. The following table sets forth, for each of the Named Officers, information regarding stock awards that vested during 2006. The phrase "value realized on vesting" represents the number of shares of common stock set forth in column (d) multiplied by the market price of our common stock on the date on which the Named Officer's stock award vested.

        -------------------------------------------------------
                                             Stock Awards
        -------------------------------------------------------
                                                        Value
                                                       Realized
                                     Number of            on
                                       Shares           Vesting
              Name                  Acquired on          ($)
              (a)                  Vesting (#)(d)        (e)
        -------------------------------------------------------
        Daniel R. Luis                 26,667           85,751
        -------------------------------------------------------
        Donald G. Barnhart             18,333           58,954
        -------------------------------------------------------
        Jesse Odom                     18,333           58,954
        -------------------------------------------------------
        Wayne D. Smith                 18,333           58,954
        -------------------------------------------------------

Employment Agreements with Executive Officers

      Mr. Luis is a party to an amended and restated agreement with the Company, effective as of November 8, 2005, under which he now serves as our Chief Executive Officer at an initial base salary of $200,000. Mr. Barnhart is a party to an amended and restated agreement with the Company, effective as of November 8, 2005, under which he serves as the Company's Chief Financial Officer at an initial base salary of $165,000. Mr. Odom is a party to an amended and restated agreement with the Company, effective as of November 8, 2005, under which he serves as the Company's Chief Technology Officer at an initial base salary of $165,000. Mr. Smith is a party to an agreement with the Company, dated as of November 8, 2005, under which he serves as the Company's Executive Vice President, General Counsel and Secretary at an initial salary of $165,000. The Compensation Committee may award any or all of the Named Executives additional bonus payments or option grants in its discretion. The current term of each agreement is for two years; each such agreement provides for an annual salary review and a specified increase in base salary as of the end of the Company's first fiscal quarter in 2006 or thereafter for which the Company reports (or would have been able to report but for extraordinary charges that are not expected to recur) EBIDTA profitability as determined by the Company's independent auditors. In the event any of Messrs. Luis, Barnhart, Odom or Smith is terminated without cause, resigns for good reason (including after a change in control) or, in the case of Mr. Luis, is not reelected to the Company's Board of Directors, he shall be entitled to receive enhanced severance; specifically, an amount equal to one year's base salary. In the event of non-renewal of an agreement with a Named Officer, the Named Officer will be entitled to receive an amount equal to six months of base salary. Each of Messrs. Luis, Odom, Barnhart and Smith also receives up to $500 per month in automobile allowances and will be reimbursed for additional automobile expenses incurred in connection with his duties. Each employment agreement also contains certain invention assignment and confidentiality provisions and requires that the Company maintain standard directors and officers insurance of no less than $10 million.

Compensation of Directors

      The  following  table  sets  forth  certain   information   regarding  the
compensation we paid to our directors, other than Daniel R. Luis, during 2006. None of the directors received a stock option grant during 2006.

       --------------------------------------------------------------------
                          Fees
                        Earned or                     All
                         Paid in      Stock          Other
                           Cash      Awards       Compensation       Total
             Name          ($)         ($)            ($)             ($)
             (a)           (b)         (c)            (g)             (j)
       --------------------------------------------------------------------
       Aaron Dobrinsky    37,000     80,400          3,498          120,898
       --------------------------------------------------------------------
       D. Sue Decker      10,417     40,200            877           51,494
       --------------------------------------------------------------------
       Janice Dehesh         833     40,200            516           41,549
       --------------------------------------------------------------------
       Joseph Korb        26,500     80,400              0          106,900
       --------------------------------------------------------------------

       --------------------------------------------------------------------
       King Lee           34,000     80,400              0          114,400
       --------------------------------------------------------------------
       David Lyons        28,000     50,250            113           78,363
       --------------------------------------------------------------------

In the table above:

      o when we refer to "Fees Earned or Paid in Cash", we are referring to all cash fees that we paid or were accrued in 2006, including annual retainer fees, committee and/or chairmanship fees and meeting fees;

      o     when we refer to "stock  awards,"  we are  referring  to the  dollar
            amount  recognized  by  us  for  financial   statement  purposes  in
            accordance with FAS 123R;

      o the aggregate number of option awards outstanding for each director at December 31, 2006 were: for Mr. Dobrinsky, 8,065; for Ms. Decker, 0; for Ms. Dehesh, 0; for Mr. Korb, 6,828; for Mr. Lee, 4,258; and for Mr. Lyons, 10,000; and the aggregate number of restricted stock awards outstanding for each director at December 31, 2006 were: for Mr. Dobrinsky, 20,000 shares; for Ms. Decker, 10,000 shares; for Ms. Dehesh, 10,000 shares; for Mr. Korb, 20,000 shares; for Mr. Lee, 20,000 shares and for Mr. Lyons, 12,500 shares; and

      o the amounts included as "all other compensation" were paid to reimburse the respective directors for travel expenses incurred in connection with their Board service.

      Non-employee directors serving on our Board of Directors receive a $5,000 per quarter retainer and per meeting fees of $1,250 for each in-person Board meeting attended, and $750 for each telephonic Board meeting attended. Each Committee member receives $500 for each Board Committee meeting attended, except when a Committee meeting is held reasonably contiguous to a Board meeting. Each Committee Chairman receives an additional $1,500 per quarter if the Committee which he or she chairs has met during that quarter. In addition, Aaron Dobrinsky receives a quarterly fee of $2,500 for serving as our Chairman of the Board. Each director is reimbursed by us for reasonable expenses they incur in connection with their participation in our Board meetings.

      On November 7, 2006, we granted restricted stock awards covering a total of 92,500 shares of our Common Stock to non-employee members of our Board of Directors for serving on our Board (10,000 shares to each of Ms. Decker and Ms. Dehesh, an aggregate of 20,000 shares to each of Messrs. Dobrinsky, Korb and Lee, and an aggregate of 12,500 shares to Mr. Lyons). A total of 15,000 of the restricted stock awards granted to Messrs. Dobrinsky, Korb and Lee vest as follows: 5,000 shares vested on January 2, 2007, 5,000 shares vest on January 2, 2008 and 5,000 shares vest on January 2, 2009. A total of 5,000 of the restricted stock awards granted to Messrs. Dobrinsky, Korb and Lee vest as follows: 1,667 shares vest on January 2, 2008, 1,667 shares vest on January 2, 2009 and 1,666 shares vest on January 2, 2010. A total of 7,500 of the restricted stock awards granted to Mr. Lyons vest as follows: 2,500 shares vested on January 2, 2007, 2,500 shares vest on January 2, 2008 and 2,500 shares vest on January 2, 2009. The remaining 5,000 of the restricted stock awards granted to Mr. Lyons vest as follows: 1,667 shares vest on January 2, 2008, 1,667 shares vest on January 2, 2009 and 1,666 shares vest on January 2, 2010. Ms. Decker's restricted stock awards vest as follows: 3,333 shares vest on June 1, 2007, 3,333 shares vest on June 2, 2008 and 3,334 shares vest on June 1, 2009. Ms. Dehesh's restricted stock awards vest as follows: 3,333 shares vest on September 4, 2007, 3,333 shares vest on September 2, 2008 and 3,334 shares vest on September 1, 2009. We also granted restricted stock awards covering a total of 30,000 shares of our Common Stock to two former directors who now serve as consultants to the Company.

      Mr. Dobrinsky is a party to an agreement with the Company, effective as of May 6, 2002 and amended as of March 10, 2004, under which he now serves as the Company's Chairman of the Board, receiving director compensation equal to the Company's independent directors but receiving no salary. Mr. Korb is party to an agreement with the Company, dated as of March 10, 2004, under which he receives director compensation equal to the Company's independent directors but receives no salary. Mr. Dobrinsky is eligible to be a beneficiary of a term life insurance policy in his name, in the face amount of up to $1.0 million, for which the Company would pay the premiums.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee currently consists of King Lee (who serves as Chairman), Jan Dehesh and David Lyons. None of these individuals is or was at any time an officer or employee of the Company. During 2006, Messrs. Alan Docter and Mark Kristoff (both currently retired) also served as members of the Compensation Committee. Messrs. Docter and Kristoff were never employees or officers of the Company.

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

Compensation Committee Report

      The Compensation Committee has reviewed and discussed the information provided under the caption "Compensation Discussion and Analysis" set forth above. Based on that review and those discussions, the Compensation Committee recommended to our Board that such "Compensation Discussion and Analysis" be included in this Annual Report on Form 10-K.

      King Lee (Chairperson)
      Janice Dehesh
      David Lyons

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Common Stock

      The following table sets forth certain information, as of April 1, 2007, with respect to holdings of the Company's Common Stock by each of the Company's directors and Named Officers, and all directors and current executive officers as a group. The Company does not believe that any person beneficially owns more than 5% of the total number of shares of Common Stock outstanding as of such date, based on currently available Schedules 13D and 13G filed with the SEC.

                                             Amount and Nature of     Percent
Name of Beneficial Owner                    Beneficial Ownership(1)  of Class(2)
------------------------                    -----------------------  -----------
Directors and Named Executives:
Donald Barnhart.............................      63,213 (3)             2.6
Aaron Dobrinsky.............................      59,390 (4)             2.4
D. Sue Decker...............................      10,000 (5)               *
Janice Dehesh...............................      10,000 (6)               *
Joseph Korb.................................      31,215 (7)             1.3
King Lee....................................      24,746 (8)             1.0
Daniel R. Luis..............................      98,816 (9)             4.0
David Lyons.................................      20,000 (10)              *
Jesse Odom..................................      65,301 (11)            2.7
Wayne D. Smith..............................      59,641 (12)            2.4
All directors and executive officers as a
group (10 persons)..........................     442,322 (13)           18.0%

----------
*     Less than one percent.

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2) Applicable percentage of ownership is based on an aggregate of 2,462,605 shares of Common Stock outstanding on April 1, 2007, plus any stock options and warrants held by each such holder which are exercisable as of April 1, 2007 or become exercisable within 60 days after such date.

(3) Includes approximately 5,416 shares of Common Stock underlying options which are exercisable as of April 1, 2007 or become exercisable within 60 days after such date and an aggregate of 36,667 shares subject to restricted stock awards which had not vested as of April 1, 2007.

(4) Includes five shares held for the benefit of Mr. Dobrinsky's minor children. Mr. Dobrinsky has voting and dispositive power with respect to such shares. Also includes 8,065 shares of Common Stock underlying options which are exercisable as of April 1, 2007 or within 60 days after such date and an aggregate of 15,000 shares subject to restricted stock awards which had not vested as of April 1, 2007.

(5) Represents shares of Common Stock subject to restricted stock awards which had not vested as of April 1, 2007.

(6) Represents shares of Common Stock subject to restricted stock awards which had not vested as of April 1, 2007.

(7) Includes 6,828 shares of Common Stock underlying options which are exercisable as of April 1, 2007 or become exercisable within 60 days after such date and an aggregate of 15,000 shares subject to restricted stock awards which had not vested as of April 1, 2007.

(8) Includes 4,258 shares of Common Stock underlying options which are exercisable as of April 1, 2007 or within 60 days after such date and an aggregate of 15,000 shares subject to restricted stock awards which had not vested as of April 1, 2007. Also includes 584 shares held by the Lee Living Trust, of which Mr. Lee is a co-trustee, but not a beneficiary.

(9) Includes 16,516 shares of Common Stock underlying options which are exercisable as of April 1, 2007 or become exercisable within 60 days after such date and an aggregate of 53,333 shares subject to restricted stock awards which had not vested as of April 1, 2007.

(10) Includes 7,500 shares of Common Stock underlying options which are exercisable as of April 1, 2007 or within 60 days after such date and an aggregate of 10,000 shares subject to restricted stock awards which had not vested as of April 1, 2007.

(11) Includes 10,301 shares of Common Stock underlying options which are exercisable as of April 1, 2007 or become exercisable within 60 days after such date and an aggregate of 36,667 shares subject to restricted stock awards which had not vested as of April 1, 2007.

(12) Includes 4,516 shares of Common Stock underlying options which are exercisable as of April 1, 2007 or become exercisable within 60 days after such date and an aggregate of 36,667 shares subject to restricted stock awards which had not vested as of April 1, 2007.

(13) Includes an aggregate of 63,400 shares of Common Stock underlying options which are exercisable as of April 1, 2007 or become exercisable within 60 days after such date and an aggregate of 238,334 shares subject to restricted stock awards which had not vested as of April 1, 2007.

      See the Company's Annual Report filed with the Securities and Exchange Commission on March 30, 2007 for the information required by Item 201(d) of the SEC's Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and
         Director Independence

      Each of Messrs. Lee and Lyons and Ms. Decker and Ms. Dehesh has been determined to be "independent" within the meaning of SEC and Nasdaq regulations. Accordingly all of the members of the Company's Compensation, Nominating and Audit Committees are independent.

      There have been no related party transactions requiring disclosure under the SEC's rules since January 1, 2006.

      The Audit Committee of the Board of Directors has adopted written procedures governing related party transactions. These procedures require the Audit Committee to review all related party transactions in advance. In general, the Audit Committee reviews related party transactions on a quarterly basis. By "related party transaction," we mean a transaction between the Company or any of its subsidiaries, on the one hand, and an executive officer, director or immediate family member of an executive officer or a director, on the other hand.

Item 14. Principal Accountant Fees and Services

      In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by the Company's independent accountants, WithumSmith+Brown P.C. ("WithumSmith"), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

      Audit Fees. Audit fees billed or expected to be billed to the Company by WithumSmith for the audit of the financial statements included in the Company's Annual Reports on Form 10-K, reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q and reviews of other regulatory filings of the Company with the Securities and Exchange Commission, for the years ended December 31, 2006 and 2005 totaled approximately $133,756 and $132,000, respectively.

      Audit-Related Fees. The Company was billed approximately $530 and $22,000 by WithumSmith for assurance and related services rendered by WithumSmith during the fiscal years ended December 31, 2006 and 2005, respectively, that are not reported under the immediately preceding paragraph.

      Tax  Fees.  The  Company  was  billed  $0 and $0 by  WithumSmith  for  tax
services,   during  the  fiscal   years  ended   December  31,  2006  and  2005,
respectively.

      All Other Fees. The Company was billed $0 and $0 by WithumSmith for the fiscal years ended December 31, 2006 and 2005 for other services.

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

31.2       Certification  of  Chief  Financial   Officer  as  required  by  Rule
           13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April, 2007.

                                               GOAMERICA, INC.

                                               By:  /s/ Daniel R. Luis
                                                    ----------------------------
                                                    Daniel R. Luis,
                                                    Chief Executive Officer

                                                    /s/ Donald G. Barnhart
                                                    ----------------------------
                                                    Donald G. Barnhart,
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

31.1 Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification  of  Chief  Financial   Officer  as  required  by  Rule
           13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.