Form 10-Q
period 2007-03-31
GOAMERICA INC
filed 2007-05-15
CIK 1101268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007
                           Commission File No. 0-29359

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

              433 Hackensack Avenue, Hackensack, New Jersey 07601
              ---------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

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

                        Yes:   |_|               No: |X|

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 2007:

                 Class                                   Number of Shares
                 -----                                   ----------------
      Common Stock, $.01 par value                           2,462,605

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION .............................................   1

   Item 1. Financial Statements (March 31, 2007 and 2006 are unaudited) ....   1

           Condensed Consolidated Balance Sheets as of March 31, 2007
             and December 31, 2006 .........................................   2

           Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 2007 and 2006 ....................   3

           Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2007 and 2006 ....................   4

           Notes to Condensed Consolidated Financial Statements ............   5

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           General .........................................................  11

           Critical Accounting Policies and Estimates ......................  11

           Results of Operations ...........................................  12

           Liquidity and Capital Resources .................................  15

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ......  16

   Item 4. Controls and Procedures .........................................  16

PART II.   OTHER INFORMATION ...............................................

   Item 1. Legal Proceedings                                                  17


   Item 6. Exhibits ........................................................  17

SIGNATURES .................................................................  18

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                                          March 31, December 31,
                                                            2007        2006
                                                        ------------------------
                                                        (Unaudited)
Assets
Current assets:
     Cash and cash equivalents .......................   $   3,388    $   3,870
     Accounts receivable, net ........................       1,754        1,891
     Other receivable, net ...........................         448           48
     Merchandise inventories, net ....................         279          329
     Prepaid expenses and other current assets .......         252          185
                                                         ---------    ---------
Total current assets .................................       6,121        6,323
Property, equipment and leasehold improvements, net ..         767          755
Goodwill, net ........................................       6,000        6,000
Other assets .........................................         272          801
                                                         ---------    ---------
                                                         $  13,160    $  13,879
                                                         =========    =========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable ................................   $     404    $     559
     Accrued expenses ................................       1,970        1,982
     Deferred revenue ................................         106          100
     Other current liabilities .......................          72           65
                                                         ---------    ---------
Total current liabilities ............................       2,552        2,706

Other long term liabilities ..........................          84          112

Commitments and contingencies

Stockholders' equity:
        Common stock,  $.01 par value,
          authorized: 200,000,000 shares in
          2007 and 2006; issued: 2,486,668 in
          2007 and 2006 ..............................          25           25
     Additional paid-in capital ......................     286,657      286,429
     Accumulated deficit .............................    (275,972)    (275,207)
     Treasury stock, at cost, 24,063
       shares in 2007 and 2006 .......................        (186)        (186)
                                                         ---------    ---------
Total stockholders' equity ...........................      10,524       11,061
                                                         ---------    ---------
                                                         $  13,160    $  13,879
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2007           2006
                                                    ----------------------------
Revenues:
     Relay services .............................   $   3,660    $     467
     Subscriber .................................         316          290
     Commissions ................................         187          827
     Equipment ..................................         106           50
     Other ......................................          38            2
                                                    ---------    ---------
                                                        4,307        1,636
Costs and expenses:
     Cost of relay services .....................       2,405           45
     Cost of subscriber airtime .................         310          139
     Cost of equipment revenue ..................         134           80
     Cost of network operations .................          29           27
     Sales and marketing ........................         524          542
     General and administrative .................       1,356        1,111
     Research and development ...................         114          133
     Depreciation and amortization ..............          73          144
                                                    ---------    ---------
                                                        4,945        2,221
                                                    ---------    ---------

Loss from operations ............................        (638)        (585)

Other income (expense):
      Settlement loss (note 7) ..................        (162)          --
      Terminated merger costs ...................          --         (419)
      Interest income (expense), net ............          35           45
                                                    ---------    ---------
Total other income (expense), net ...............        (127)        (374)
                                                    ---------    ---------
Loss from continuing operations .................        (765)        (959)

Loss from discontinued operations ...............          --         (119)
                                                    ---------    ---------

Net loss ........................................   $    (765)   $  (1,078)
                                                    =========    =========

Loss per share-Basic and Diluted:
     Loss from continuing operations ............   $   (0.35)   $   (0.46)
     Loss from discontinued operations ..........          --        (0.05)
                                                    ---------    ---------
Basic and Diluted net loss per share ............   $   (0.35)   $   (0.51)
                                                    =========    =========

Weighted average shares used in
   computation of basic and diluted
   net loss per share ...........................   2,185,458    2,093,451

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2007          2006
                                                    ----------------------------
Operating activities
Net loss .........................................   $    (765)   $  (1,078)
Adjustments to reconcile loss to net
  cash used in operating activities:
  Depreciation and amortization of fixed assets ..          73          168
  Settlement losses ..............................         162           --
  Provision for losses on accounts receivable ....          44           35
  Non cash employee compensation .................         228          107
  Write off of capitalized terminated merger costs          --          419
    Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable ...          93         (293)
    Decrease in merchandise inventories ..........          50           48
    Increase in prepaid expenses and other
      current assets .............................         (67)         (20)
    Decrease in accounts payable .................        (155)         (41)
    (Decrease)  increase in accrued expenses .....         (12)          23
    Increase (decrease) in deferred revenue ......           7           (5)
                                                     ---------    ---------
Net cash used in operating activities ............        (342)        (637)

Investing activities
Change in other assets and restricted cash .......         (33)         131
Purchase of property, equipment and
  leasehold improvements .........................         (85)          (2)
                                                     ---------    ---------
Net cash used in investing activities ............        (118)         129

Financing activities
Payments made on capital lease obligations .......         (22)         (15)
                                                     ---------    ---------
Net cash used in financing activities ............         (22)         (15)
                                                     ---------    ---------

Net decrease in cash and cash equivalents ........        (482)        (523)
Cash and cash equivalents at beginning
  of period ......................................       3,870        4,804
                                                     ---------    ---------
Cash and cash equivalents at end of period .......   $   3,388    $   4,281
                                                     =========    =========

Supplemental Disclosure of Cash Flow Information:

Cash paid for Interest ...........................   $       6    $      --

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In thousands, except share and per share data)

Note 1 - Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of March 31, 2007 and the results of its operations and its cash flows for the three month periods ended March 31, 2007 and 2006. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (as amended) for the year ended December 31, 2006.

      On September 1, 2006, the Company entered into an agreement to sell GoAmerica Marketing, Inc. dba GA Prepaid ("GA Prepaid"), its prepaid calling card division, effective August 31, 2006, at which time the Company ceased offering prepaid calling cards. The sale closed on October 2, 2006 (see note 8).

      The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, as of March 31, 2007, the Company had 70% of its accounts receivable with the National Exchange Carriers Association ("NECA"). For the three months ended March 31, 2007, the Company generated 85% of its total revenue with NECA.

      The Company has incurred significant operating losses since its inception and, as of March 31, 2007, has an accumulated deficit of $275,972. During the three months ended March 31, 2007, the Company incurred a net loss of $765 and used $342 of cash to fund operating activities. As of March 31, 2007, the Company had $3,388 in cash and cash equivalents.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim period. Certain reclassifications have been made to the previously filed March 31, 2006 financial statements in order to conform them to the current presentation. Such reclassifications had no effect on the Company's reported net loss.

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

      In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company has not yet determined the impact of this statement on its results of operations or financial condition.

Note 3 - Earnings (Loss) Per Share:

      The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98").

      Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three months ended March 31, 2007 and 2006, 425,844 and 426,428 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share, respectively.

                                                    Three Months Ended March 31,
                                                         2007          2006
--------------------------------------------------------------------------------
Options ...........................................     83,191        97,108
Warrants ..........................................     84,320        84,320
Non-vested restricted stock .......................    258,333       245,000
                                                       ----------------------
  Total ...........................................    425,844       426,428
                                                       =====================

Note 4 - Goodwill:

      The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company's goodwill is contained in its Wynd reporting unit. The Company believes there are no such impairment indicators relative to this reporting unit at March 31, 2007.

Note 5 - Stock-based Compensation:

      The Company has a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and non-vested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. As of March 31, 2007, the Company had 248,345 shares of common stock reserved for future issuance under our equity compensation plan and stock purchase plan.

      Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, we have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS
123. The Company did not issue any new stock options during the three month period ended March 31, 2007. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

      The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested restricted stock awards included in the Company's condensed consolidated statements of operations:

                                                 Three Months      Three Months
                                                    Ended              Ended
                                                March 31, 2007    March 31, 2006
Selling, general and administrative ..........      $   228           $   107
                                                    -------           -------
Stock-based compensation expense before
  income taxes ...............................          228               107
Income tax benefit ...........................           --                --
                                                    -------           -------
Total stock-based compensation expense
  after income taxes .........................      $   228           $   107
                                                    =======           =======

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

      Stock option activity for the three months ended March 31, 2007, is as follows:

                                                                                                         Weighted-
                                                                                                          Average        Aggregate
                                                                 Number of         Weighted-Average      Remaining       Intrinsic
                                                                  Options           Exercise Price   Contractual Life      Value
                                                                 ---------         ----------------  ----------------    ---------
Outstanding at January 1, 2007 ............................        83,191                $75.90
Granted ...................................................            --                                                      --
Exercised .................................................            --                                                      --
Cancelled .................................................            --                                                      --
                                                                   ------
Outstanding at March 31, 2007 .............................        83,191                $75.90            4.7               $108
                                                                   ======
Exercisable at March 31, 2007 .............................        79,858                $78.97            4.6                $88
                                                                   ======

      The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of our first quarter of 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on March 31, 2007. This amount changes based on the fair market value of the Company's stock.

      As of March 31, 2007, approximately $4 of total unrecognized  compensation
cost   related  to  stock   options  is  expected  to  be   recognized   over  a
weighted-average period of 2 years.

      The following table summarizes the Company's nonvested restricted stock activity for the three months ended March 31, 2007:

                                                   Number of        Weighted
                                                     Shares          Average
                                                                   Grant Date
                                                                   Fair Value
                                                   -----------     ----------

Non vested stock at December 31, 2006 ......        285,833          $ 4.72
Granted ....................................             --              --

Vested .....................................         27,500            4.02
Forfeited ..................................             --              --
                                                    -------          ------
Non vested stock at March 31, 2007 .........        258,333          $ 4.79
                                                    =======          ======


      As part of the adoption of SFAS 123R, effective January 1, 2006, the Company eliminated $1,230 of deferred employee compensation against paid in capital. As of March 31, 2007, $975 of total unrecognized compensation costs is expected to be recognized over the remaining service period of 2 years. The Company recognized $228 and $107 of expense related to the amortization of these restricted stock awards during the three months ended March 31, 2007 and 2006, respectively.

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

Note 7 - Hands On Litigation:

      On May 2, 2005, the Company entered into a loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, the "Hands On Entities"). Pursuant to that agreement, all amounts that the Company advanced to Hands On were secured, initially, by the assets acquired with such funds with interest at a defined prime rate. On July 6, 2005, the Company entered into a merger agreement with the Hands On Entities and their principal shareholders (collectively, "Hands On").

      On March 1, 2006, the Company announced its receipt of a letter from Hands On in which Hands On purportedly terminated the merger agreement among the parties. Subsequent discussions between the parties did not provide a basis to pursue the merger. Hands On stockholders had approved the proposed merger with GoAmerica at special Hands On stockholder meetings held on February 22, 2006. A Special Meeting of GoAmerica Stockholders relating to the Company's proposed merger with Hands On was scheduled for March 13, 2006, adjourned from February 27, 2006 in order to allow GoAmerica to achieve a quorum with respect to the Special Meeting. As of March 6, 2006, the Company had achieved a quorum and received votes overwhelmingly in favor of the Hands On merger. On March 7, 2006, the Company announced its cancellation of its Special Meeting of Stockholders and its determination not to pursue its proposed merger with Hands On. As a result of the merger agreement termination, Hands On's repayment obligations under the loan agreement began July 1, 2006. After the Company received all such payments due through September 30, 2006, Hands On ceased making payments due.

      Hands On had indicated that it did not intend to make any more payments to the Company under the existing terms of the loan agreement and that Hands On was attempting to restructure its debts and raise new capital. In December 2006, the Company commenced litigation against Hands On, seeking recovery of its loan receivable. The parties settled the litigation in April 2007 and as a result, the Company recorded a settlement loss as of March 31, 2007 (see Note 9).

      The details of this loan receivable as of March 31, 2007 and December 31, 2006 are as follows:

                                                        March 31,   December 31,
                                                           2007        2006
                                                        ------------------------
                                                       (Unaudited)
Total loan receivable ................................   $  562       $  562

Settlement loss ......................................     (162)          --
                                                         ------       ------

Net loan receivable ..................................   $  400       $  562
                                                         ======       ======

Current portion, included in prepaid
  expenses and other current assets ..................   $  400       $   --
                                                         ======       ======

Long term portion, included in other assets ..........   $   --       $  562
                                                         ======       ======

      As a result of the terminated merger, the Company wrote off a total of $419 of merger related expenses during the three months ended March 31, 2006 and such write off is included in other income (expense), net.

Note 8 - Discontinued Operations:

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

      Total revenues related to the discontinued operations were $1,105 for the three months ended March 31, 2006.

Note 9 - Subsequent Event:

      In April 2007, the Company executed a settlement agreement and mutual release related to its litigation with Hands On in exchange for a $400 cash
payment,   termination   of   litigation,   mutual  release  of  all  loan-  and
merger-related claims (asserted and otherwise), and other consideration. The Company received payment of the agreed upon settlement amount in April 2007.

Note 10 - Income Taxes:

      The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

      Based on the Company's evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. The evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

      The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event the Company may have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Results of Operations

      The following table sets forth, for the three months ended March 31, 2007 and 2006, the percentage relationship to net revenues of certain items included in the Company's unaudited consolidated statements of operations.

                                                                                       Three Months Ended March 31,
                                                                       ------------------------------------------------------------
                         (In thousands)                                            2007                             2006
                                                                       ------------------------------------------------------------
                                                                           $                  %              $               %
Revenues:
  Relay services ..........................................             $3,660               85.0      $    467             28.5
  Subscriber ..............................................                316                7.3           290             17.7
  Commissions .............................................                187                4.3           827             50.6
  Equipment ...............................................                106                2.5            50              3.1
  Other ...................................................                 38                0.9             2              0.1
                                                                        ------              -----       -------            -----
                                                                         4,307              100.0         1,636            100.0
Costs and expenses:
  Cost of relay services ..................................              2,405               55.8            45              2.8
  Cost of subscriber airtime ..............................                310                7.2           139              8.5
  Cost of equipment revenue ...............................                134                3.1            80              4.9
  Cost of network operations ..............................                 29                0.7            27              1.7
  Sales and marketing, net ................................                524               12.2           542             33.1
  General and administrative ..............................              1,356               31.5         1,111             67.9
  Research and development ................................                114                2.6           133              8.1
  Depreciation and amortization ...........................                 73                1.7           144              8.8
                                                                        ------              -----       -------            -----
                                                                         4,945              114.8         2,221            135.8
                                                                        ------              -----       -------            -----
Loss from operations ......................................               (638)             (14.8)         (585)           (35.8)

Other income (expense):
Settlement loss ...........................................               (162)              (3.8)           --               --
Terminated merger costs ...................................                 --               --            (419)           (25.6)
Interest income (expense), net ............................                 35                0.8            45              2.8
                                                                        ------              -----       -------            -----
Total other income (expense), net .........................               (127)              (3.0)         (374)           (22.8)
                                                                        ------              -----       -------            -----
Loss from continuing operations ...........................               (765)             (17.8)         (959)           (58.6)

Loss from discontinued operations .........................                 --               --            (119)            (7.3)
                                                                        ------              -----       -------            -----

Net loss ..................................................             $ (765)             (17.8)      $(1,078)           (65.9)
                                                                        ======              =====       =======            =====

      The following table sets forth the period over period percentage increases or decreases of certain items included in the Company's unaudited consolidated statements of operations.

                                                                                        Three Months Ended March 31,
                                                                        -----------------------------------------------------------
                        (In thousands)                                                                              Change
                                                                         2007               2006             $                 %
                                                                        -----------------------------------------------------------
Revenues:
     Relay services .......................................             $3,660            $  467          $3,193             683.7
     Subscriber ...........................................                316               290              26               9.0
     Commissions ..........................................                187               827            (640)            (77.4)
     Equipment ............................................                106                50              56             112.0
     Other ................................................                 38                 2              36            1800.0
                                                                        ------           -------          ------
                                                                         4,307             1,636           2,671             163.3
Costs and expenses:
     Cost of relay services ...............................              2,405                45           2,360            5244.4
     Cost of subscriber airtime ...........................                310               139             171             123.0
     Cost of equipment revenue ............................                134                80              54              67.5
     Cost of network operations ...........................                 29                27               2               7.4
     Sales and marketing, net .............................                524               542             (18)             (3.3)
     General and administrative ...........................              1,356             1,111             245              22.1
     Research and development .............................                114               133             (19)            (14.3)
     Depreciation and amortization ........................                 73               144             (71)            (49.3)
                                                                        ------           -------          ------
                                                                         4,945             2,221          (2,724)            122.6
Loss from operations ......................................               (638)             (585)            (53)              6.1

Other income (expense):
Settlement loss............................................               (162)               --            (162)               --
Terminated merger costs....................................                 --              (419)            419                --
Interest income (expense), net ............................                 35                45             (10)            (22.2)
                                                                        ------           -------          ------
Total other income (expense), net .........................               (127)             (374)            247             (66.0)
                                                                        ------           -------          ------
Loss from continuing operations............................               (765)             (959)            194             (20.2)

Loss from discontinued operations..........................                 --              (119)            119                --
                                                                        ------           -------          ------
Net loss ..................................................             $ (765)          $(1,078)         $  313             (29.0)
                                                                        ======           =======          ======

Three months ended March 31, 2007 Compared to Three months ended March 31, 2006

      Relay services revenue. Relay services revenue increased 684%, to $3.7 million for the three months ended March 31, 2007 from $467,000 for the three months ended March 31, 2006. This increase was primarily due to our obtaining FCC certification in June 2006, allowing us to bill directly for service usage as opposed to submitting through a third party provider as in prior periods, as well as increased usage of our i711.com(TM) telecommunications relay service which was launched in March 2005. In addition, during December 2006, we began offering our i711(R) Video Relay Service (VRS). We expect relay services revenue to increase as we expand our user base for both our video and telecommunication relay services.

      Subscriber revenue. Subscriber revenue increased 9%, to $316,000 for the three months ended March 31, 2007 from $290,000 for the three months ended March 31, 2006. This increase was primarily due to increases in our full service offering subscriber base. We expect subscriber revenue to increase as we continue to increase our full service offering subscriber base.

      Commission revenue. Commission revenue decreased to $187,000 for the three months ended March 31, 2007 from $827,000 for the three months ended March 31, 2006. This decrease primarily was due to decreased acquisition of subscribers on behalf of wireless network providers through our indirect distribution channel. We expect commission revenue to increase as we expand our indirect distribution channel and , accordingly, increase our acquisition of subscribers on behalf of various wireless network providers.

      Equipment revenue. Equipment revenue increased to $106,000 for the three months ended March 31, 2007 from $50,000 for the three months ended March 31, 2006. This increase was primarily due to higher sales of mobile devices. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

      Other revenue. Other revenue increased to $38,000 for the three months ended March 31, 2007 from $2,000 for the three months ended March 31, 2006. We expect other revenue to decline as we do not intend to pursue consulting projects and consulting services to third parties in the near future.

      Cost of relay services revenue. Cost of relay services revenue was $2.4 million for the three months ended March 31, 2007. This consisted of third party service fees related to our i711.com(TM) telecommunications relay service and our i711(R) Video Relay Service (VRS). This increase was primarily due to our obtaining FCC certification in June 2006, allowing us to bill directly for service usage as opposed to submitting through a third party provider, on a net basis, as in prior periods. We expect cost of relay services revenue to increase as we expand our user base for both our video and telecommunication relay services.

      Cost of subscriber airtime. Cost of subscriber airtime increased 123%, to $310,000 for the three months ended March 31, 2007 from $139,000 for the three months ended March 31, 2006. This increase was primarily due to increased costs in our text based wireless services. We expect cost of subscriber airtime to continue to increase due to additional subscribers for our text based services.

      Cost of network operations. Cost of network operations increased to $29,000 for the three months ended March 31, 2007 from $27,000 for the three months ended March 31, 2006 due to increased salaries and benefits for personnel performing network operations activities. We expect our cost of network operations to decline as a percentage of revenue during 2007.

      Cost of equipment revenue. Cost of equipment revenue increased 68%, to $134,000 for the three months ended March 31, 2007 from $80,000 for the three months ended March 31, 2006. This increase was primarily due to higher sales of mobile devices. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

      Sales and marketing. Sales and marketing expenses decreased to $524,000 for the three months ended March 31, 2007 from $542,000 for the three months ended March 31, 2006. This decrease primarily was due to decreased payments to third parties as compensation for marketing these products. We expect sales and marketing expenses to increase as a percentage of sales during 2007 as we continue to introduce new products and services to the consumer marketplace.

      General and administrative. General and administrative expenses increased to $1,356,000 for the three months ended March 31, 2007 from $1,111,000 for the three months ended March 31, 2006. This increase was primarily due to increased salaries and benefits for personnel performing general corporate activities, including $228,000 in stock-based compensation. We expect general and administrative expenses to decline as a percentage of revenue.

      Research and development. Research and development expense decreased to $114,000 for the three months ended March 31, 2007 from $133,000 for the three months ended March 31, 2006. We expect research and development expenses to remain constant as we utilize internal resources to develop and maintain our WyndTell and relay technologies rather than using outside consultants.

      Settlement Loss, net. The Company recorded a settlement loss totaling $162,000 for the three months ended March 31, 2007 as a result of its settlement with Hands On.

      Interest income (expense), net. Interest income decreased to $35,000 for the three months ended March 31, 2007 from $45,000 for the three months ended March 31, 2006.

      Discontinued operations. The Company recorded a loss from discontinued operations of $119,000 for the three months ended March 31, 2006. This relates to our prepaid calling card division which was sold.

Liquidity and Capital Resources

      We have incurred significant operating losses since our inception and as of March 31, 2007 have an accumulated deficit of $276.0 million. During the three months ended March 31, 2007, we incurred a net loss of $765,000, used $342,000 of cash to fund operating activities and overall experienced a decline of $482,000 in our cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

      Net cash used in operating activities amounted to $342,000 for the three months ended March 31, 2007, principally reflecting our loss from operations offset by non-cash depreciation and stock based compensation.

      We used $118,000 in cash from investing activities during the three months ended March 31, 2007, which primarily resulted from funds related to purchases of equipment and capitalized costs associated with the development of our i711.com(TM) branded Internet service.

      Net cash used in financing activities was $22,000 for the three months ended March 31, 2007, which resulted from payments made on capital lease obligations.

      As of March 31, 2007, our principal commitments consisted of obligations outstanding under operating leases. As of March 31, 2007, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $467,000, of which approximately $216,000 is payable in the next twelve months.

      The following table summarizes GoAmerica's contractual obligations at March 31, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                                         Less than 1
March 31, 2007 (In thousands)                               Total            Year        1-3 Years        4-5 Years    After 5 Years
Contractual Obligations:
    Capital Lease Obligations ......................         $198            $ 86            $112            $ --           $ --
                                                             ----            ----            ----            ----           ----
    Operating Lease Obligations ....................          269             130              76              63             --
                                                             ----            ----            ----            ----           ----
    Total ..........................................         $467            $216            $188            $ 63           $ --
                                                             ====            ====            ====            ====           ====

Forward Looking Statements

      The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended). Such forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (iii) our dependence on wireless carrier networks; (iv) our ability to respond to increased competition in the wireless data industry; (v) our ability to integrate acquired businesses and technologies; (vi) our ability to generate revenue growth; (vii) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; and (viii) difficulties inherent in predicting the outcome of regulatory processes. Many of such risks and others are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

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

      In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We have not yet determined the impact of this statement on our results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We believe that we have limited exposure to financial market risks, including changes in interest rates. At March 31, 2007, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in our net loss of approximately $33,000 based on cash and cash equivalent balances at March 31, 2007. We currently hold no derivative instruments and do not earn foreign-source income.

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

      On May 2, 2005, the Company entered into a loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, the "Hands On Entities"). Pursuant to that agreement, all amounts that the Company advanced to Hands On were secured, initially, by the assets acquired with such funds with interest at a defined prime rate. On July 6, 2005, the Company entered into a merger agreement with the Hands On Entities and their principal shareholders (collectively, "Hands On"). On March 7, 2006, the Company announced its determination not to pursue its proposed merger with Hands On. As a result of the merger agreement termination, Hands On's repayment obligations under the loan agreement began July 1, 2006. After the Company received all such payments due through September 30, 2006, Hands On ceased making payments due. In December 2006, the Company commenced litigation against Hands On, seeking recovery of approximately $562,000. In April 2007, the Company executed a settlement agreement and mutual release related to its litigation with Hands On in exchange for an immediate $400 cash payment, termination of litigation, mutual release of all loan- and merger-related claims (asserted and otherwise), and other consideration.

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

                                        GOAMERICA, INC.

DATE: May 15, 2007                      By:  /s/ Daniel R. Luis
                                             -----------------------------------
                                             Daniel R. Luis
                                             Chief Executive Officer
                                             (Principal Executive Officer)

DATE: May 15, 2007                      By:  /s/ Donald G. Barnhart
                                             -----------------------------------
                                             Donald G. Barnhart
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)