Form 10-Q
period 2007-06-30
GOAMERICA INC
filed 2007-08-14
CIK 1101268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007
                           Commission File No. 0-29359

                                 GoAmerica, Inc.
                                 ---------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                               22-3693371
              ------------                           ---------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

433 Hackensack Avenue, Hackensack, New Jersey                           07601
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                 (201) 996-1717
                                ------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

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

Large Accelerated Filer __    Accelerated Filer __      Non-accelerated filer  X

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes: __                                     No: X

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2007:

               Class                                       Number of Shares
               -----                                       ----------------

    Common Stock, $.01 par value                              2,462,605

                                 GOAMERICA, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION .............................................    1

         Item 1. Financial Statements (June 30, 2007 and 2006 are unaudited)   1

                Condensed Consolidated Balance Sheets as of June 30, 2007
                  and December 31, 2006 ...................................    2

                Condensed  Consolidated  Statements of Operations for
                  the Three and Six Months Ended June 30, 2007 and 2006 ...    3

                Condensed Consolidated Statements of Cash Flows for
                  the Six Months Ended June 30, 2007 and 2006 .............    4

                Notes to Condensed Consolidated Financial Statements ......    5

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ....................   11

                 General ..................................................   11

                 Critical Accounting Policies and Estimates ...............   11

                 Results of Operations ....................................   12

                 Liquidity and Capital Resources ..........................   16

         Item 3. Quantitative and Qualitative Disclosures About Market Risk   17

         Item 4. Controls and Procedures ..................................   17

PART II. OTHER INFORMATION ................................................   18

         Item 1. Legal Proceedings ........................................   18

         Item 6. Exhibits .................................................   18

SIGNATURES ................................................................   19

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 GOAMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                                        June 30,    December 31,
                                                          2007         2006
                                                       -------------------------
                                                       (Unaudited)
Assets
Current assets:
     Cash and cash equivalents .....................   $   3,053    $   3,870
     Accounts receivable, net ......................       1,829        1,891
     Other receivable, net .........................          20           48
     Merchandise inventories, net ..................         196          329
     Prepaid expenses and other current assets .....         209          185
                                                       ---------    ---------
Total current assets ...............................       5,307        6,323

Property, equipment and leasehold
     improvements, net .............................         853          755
Goodwill, net ......................................       6,000        6,000
Other assets .......................................       1,089          801
                                                       ---------    ---------
                                                       $  13,249    $  13,879
                                                       =========    =========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable ..............................   $     421    $     559
     Accrued expenses ..............................       2,668        1,982
     Deferred revenue ..............................         102          100
     Other current liabilities .....................          83           65
                                                       ---------    ---------
Total current liabilities ..........................       3,274        2,706

Other long term liabilities ........................          82          112

Commitments and contingencies

Stockholders' equity:
      Preferred stock,  $.01 par value, authorized:
       4,351,943 shares in 2007 and 2006;
       issued: none in 2007 and 2006 ...............          --           --
      Common stock,  $.01 par value, authorized:
       200,000,000 shares in 2007 and 2006; issued:
       2,486,668 in 2007 and 2006 ..................          25           25
      Additional paid-in capital ...................     286,812      286,429
      Accumulated deficit ..........................    (276,758)    (275,207)
      Treasury stock, at cost,
       24,063 shares in 2007 and 2006 ..............        (186)        (186)
                                                       ---------    ---------
Total stockholders' equity .........................       9,893       11,061
                                                       ---------    ---------
                                                       $  13,249    $  13,879
                                                       =========    =========

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                  ---------------------------------------------------------------
                                                      2007           2006             2007              2006
                                                  ---------------------------------------------------------------
Revenues:
     Relay services ...........................   $     3,834    $     1,361       $     7,494       $     1,828
     Subscriber ...............................           284            316               600               606
     Commissions ..............................            74            659               261             1,486
     Equipment ................................           111             51               217               101
     Other ....................................             2              1                40                 3
                                                  -----------    -----------       -----------       -----------
                                                        4,305          2,388             8,612             4,024
Costs and expenses:
     Cost of relay services ...................         2,670            647             5,075               692
     Cost of subscriber airtime ...............           257            166               567               305
     Cost of equipment revenue ................           190            122               324               202
     Cost of network operations ...............            29             19                58                46
     Sales and marketing ......................           479            479             1,003             1,021
     General and administrative ...............         1,257          1,057             2,613             2,168
     Research and development .................           143            100               257               233
     Depreciation and amortization ............            90            126               163               270
                                                  -----------    -----------       -----------       -----------
                                                        5,115          2,716            10,060             4,937
                                                  -----------    -----------       -----------       -----------

Loss from operations ..........................          (810)          (328)           (1,448)             (913)
Other income (expense):
      Settlement losses........................            --             --              (162)               --
      Terminated merger costs .................            --            (12)               --              (431)
      Interest income (expense), net ..........            24             55                59               100
                                                  -----------    -----------       -----------       -----------
Total other income (expense), net .............            24             43              (103)             (331)
                                                  -----------    -----------       -----------       -----------

Loss from continuing operations ...............          (786)          (285)           (1,551)           (1,244)

Loss from discontinued operations .............            --            (81)               --              (200)
                                                  -----------    -----------       -----------       -----------
Net loss ......................................   $      (786)   $      (366)      $    (1,551)      $    (1,444)
                                                  ===========    ===========       ===========       ===========

Loss per share-Basic and Diluted:
     Loss from continuing operations ..........   $     (0.36)   $     (0.13)      $     (0.70)      $     (0.59)

     Loss from discontinued operations ........            --          (0.04)               --             (0.10)
                                                  -----------    -----------       -----------       -----------
Basic and Diluted net loss per share ..........   $     (0.36)   $     (0.17)      $     (0.70)      $     (0.69)
                                                  ===========    ===========       ===========       ===========

Weighted average shares used in computation of
   basic and diluted  net loss per share ......     2,204,097      2,093,451         2,203,793         2,093,451

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                             ------------------
                                                               2007       2006
                                                             ------------------
Operating activities
Net loss .................................................   $(1,551)   $(1,444)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization of fixed assets ..........       163        299
  Settlement losses ......................................       162         --
  Provision for losses on accounts receivable ............        88         90
  Non cash employee compensation .........................       383        213
  Write off of capitalized terminated merger costs .......        --        431
  Changes in operating assets and liabilities:
    Increase in accounts receivable ......................       (26)      (903)
    Decrease in other receivables ........................        28         --
    Decrease (increase) in merchandise inventories .......       133        (77)
    Increase in prepaid expenses and other current assets        (24)       (97)
    Decrease in accounts payable .........................      (138)       (30)
    Increase in accrued expenses .........................       720        606
    Increase in deferred revenue .........................         2          5
                                                             -------    -------
Net cash used in operating activities ....................       (60)      (907)

Investing activities
Change in other assets and restricted cash ...............      (450)       111
Purchase of property, equipment and leasehold improvements      (261)       (75)
                                                             -------    -------
Net cash (used in)\provided by investing activities ......      (711)        36

Financing activities
Payments made on capital lease obligations ...............       (46)       (18)
                                                             -------    -------
Net cash used in financing activities ....................       (46)       (18)
                                                             -------    -------

Net decrease in cash and cash equivalents ................      (817)      (889)
Cash and cash equivalents at beginning of period .........     3,870      4,804
                                                             -------    -------
Cash and cash equivalents at end of period ...............   $ 3,053    $ 3,915
                                                             =======    =======

Supplemental Disclosure of Cash Flow Information:

Cash paid for Interest ...................................   $    13    $     5

Supplemental Disclosure of Non-Cash Investing Activities:

Acquisition of equipment through capital leases ..........   $    --    $    14

   The accompanying notes are an integral part of these financial statements.

                                 GOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In thousands, except share and per share data)

Note 1 - Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of June 30, 2007 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2007 and 2006. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (as amended) for the year ended December 31, 2006.

      On September 1, 2006, the Company entered into an agreement to sell GoAmerica Marketing, Inc. dba GA Prepaid ("GA Prepaid"), its prepaid calling card division, effective August 31, 2006, at which time the Company ceased offering prepaid calling cards. The sale closed on October 2, 2006. (see note 8)

      The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, as of June 30, 2007, the Company had 73% of its accounts receivable with the National Exchange Carriers Association ("NECA"). For the three and six months ended June 30, 2007, the Company generated 89% and 87%, respectively, of its total revenue with NECA.

      The Company has incurred significant operating losses since its inception and, as of June 30, 2007, has an accumulated deficit of $276,758. During the six months ended June 30, 2007, the Company incurred a net loss of $1,551 and used $60 of cash to fund operating activities. As of June 30, 2007, the Company had $3,053 in cash and cash equivalents.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim period. Certain reclassifications have been made to the previously filed June 30, 2006 financial statements in order to conform them to the current presentation. Such reclassifications had no effect on the Company's reported net loss.

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

Recent Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this statement on its results of operations or financial condition.

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

      Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the six months ended June 30, 2007 and 2006, 425,844 and 426,428 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share, respectively.

                                   Three months ended         Six months ended
                                        June 30,                  June 30,
                                  --------------------      --------------------
                                    2007         2006         2007         2006
                                  -------      -------      -------      -------
Options                            83,191       97,108       83,191       97,108
Warrants                           84,320       84,320       84,320       84,320
Non-vested
  restricted stock                258,333      245,000      258,333      245,000
                                  -------      -------      -------      -------
Total                             425,844      426,428      425,844      426,428
                                  =======      =======      =======      =======

Note 4 - Goodwill:

      The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company's goodwill is contained in its Wynd reporting unit. The Company believes there are no such impairment indicators relative to this reporting unit at June 30, 2007.

Note 5 - Stock-based Compensation:

      The Company has a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and non-vested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. As of June 30, 2007, the Company had 272,478 shares of common stock reserved for future issuance under our equity compensation plan and stock purchase plan.

      Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, we have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the six months ended June 30, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company did not issue any new stock options during the six month period ended June 30, 2007. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The Company's adoption of SFAS 123R had no effect on the Company's basic and diluted loss per share for the three and six months ended June 30, 2007.

      The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested restricted stock awards included in the Company's condensed consolidated statements of operations:

                                         Three months ended     Six months ended
                                              June 30,              June 30,
                                         -------------------    ----------------
                                           2007       2006       2007      2006
                                           ----       ----       ----      ----
Selling, general and
  administrative ...................       $155       $105       $383      $213
                                           ----       ----       ----      ----
Stock-based compensation expense
  before income taxes ..............        155        105        383       213
Income tax benefit .................         --         --         --        --
                                           ----       ----       ----      ----

Total stock-based compensation
  expense after income taxes .......       $155       $105       $383      $213
                                           ====       ====       ====      ====

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

      Stock option activity for the six months ended June 30, 2007, is as follows:

                                                                   Weighted-Average
                                    Number of   Weighted-Average       Remaining          Aggregate
                                     Options     Exercise Price    Contractual Life    Intrinsic Value
                                     -------     --------------    ----------------    ---------------
Outstanding at January 1, 2007 ..    83,191         $75.90
Granted .........................        --             --
Exercise ........................        --             --
Cancelled .......................        --             --
                                     ------
Outstanding at June 30, 2007 ....    83,191         $75.90               4.4                $36
                                     ======
Exercisable at June 30, 2007 ....    79,858         $78.97               4.3                $29
                                     ======

      The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of our second quarter of 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on June 30, 2007. This amount changes based on the fair market value of the Company's stock.

      As of June 30, 2007,  approximately $4 of total unrecognized  compensation
cost   related  to  stock   options  is  expected  to  be   recognized   over  a
weighted-average period of two years.

      The following table summarizes the Company's nonvested restricted stock activity for the six months ended June 30, 2007:

                                                                       Weighted
                                                                        Average
                                                           Number     Grant Date
                                                          of Shares   Fair Value
                                                          ---------   ----------
Non vested stock at December 31, 2006 ............         285,833      $4.72
Granted ..........................................              --         --

Vested ...........................................          27,500       4.02
Forfeited ........................................              --         --
                                                           -------      -----
Non vested stock at June 30, 2007 ................         258,333      $4.79
                                                           =======      =====

      As part of the adoption of SFAS 123R, effective January 1, 2006, the Company eliminated $1,230 of deferred employee compensation against paid in capital. As of June 30, 2007, $764 of total unrecognized compensation costs is expected to be recognized over the remaining service period of two years. The Company recognized $383 and $213 of expense related to the amortization of these restricted stock awards during the six months ended June 30, 2007 and 2006, respectively.

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

Note 7 - Settlement of Hands On Litigation:

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

      On March 1, 2006, the Company announced its receipt of a letter from Hands On in which Hands On purportedly terminated the merger agreement among the parties. Subsequent discussions between the parties did not provide a basis to pursue the merger. Hands On stockholders had approved the proposed merger with GoAmerica at special Hands On stockholder meetings held on February 22, 2006. A Special Meeting of GoAmerica Stockholders relating to the Company's proposed merger with Hands On was scheduled for March 13, 2006, adjourned from February 27, 2006 in order to allow GoAmerica to achieve a quorum with respect to the Special Meeting. As of March 6, 2006, the Company had achieved a quorum and received votes overwhelmingly in favor of the Hands On merger. On March 7, 2006, the Company announced its cancellation of its Special Meeting of Stockholders and its determination not to pursue its proposed merger with Hands On. As a result of the merger agreement termination, Hands On's repayment obligations under the loan agreement began July 1, 2006. After the Company received all such payments due through September 30, 2006, Hands On ceased making payments due leaving an outstanding receivable of $562 at December 31, 2006.

      Hands On had indicated that it did not intend to make any more payments to the Company under the existing terms of the loan agreement and that Hands On was attempting to restructure its debts and raise new capital. In December 2006, the Company commenced litigation against Hands On, seeking recovery of its loan receivable.

      In April 2007, the Company executed a settlement agreement and mutual release related to its litigation with Hands On in exchange for an immediate $400 cash payment, termination of litigation, mutual release of all loan- and merger-related claims (asserted and otherwise), and other consideration and recorded a settlement loss of $162.

      As a result of the terminated merger, the Company wrote off a total of $431 of merger related expenses during the six months ended June 30, 2006 and such write off is included in other income (expense), net.

Note 8 - Discontinued Operations:

      On September 1, 2006, the Company entered into an agreement to sell GoAmerica Marketing, Inc., dba GA Prepaid ("GA Prepaid"), its prepaid calling card division, effective August 31, 2006. The sale closed on October 2, 2006 and the Company recognized a gain on sale of $6. The Company received total consideration of $131 which consisted of the purchase price of $75 and working capital reimbursements totaling $56. The Company was paid $20 at closing and $111 was payable under a guaranteed promissory note payable in five monthly installments beginning on October 31, 2006.

      Total revenues related to the discontinued operations were $1,645 and $2,750 for the three and six months ended June 30, 2006, respectively.

Note 9 - Subsequent Event:

      On August 2, 2007, the Company announced the execution of a definitive agreement under which it will acquire the assets of Verizon's Telecommunications Relay Services (TRS) division for $50 million in cash and up to an additional $8 million in contingent cash consideration. The transaction will be financed through $35 million of committed equity financing and $30 million of committed senior debt financing, funded in each case by Clearlake Capital Group. Concurrently with the execution of the Verizon definitive agreement, Clearlake:

      o Purchased 290,135 shares of the Company's newly created Series A preferred stock at a price of $5.17 per share;

      o Provided the Company $1.0 million pursuant to a bridge loan commitment that may increase up to $3.5 million;

      o Agreed to purchase an additional 6,479,691 shares of Series A preferred stock at a price of $5.17 per share, subject to certain conditions, upon consummation of the Verizon transaction; and

      o Provided the Company with a commitment letter for $30 million of senior debt financing to be raised for the closing of the Verizon transaction.

      In addition to the $65 million in committed capital for the Company's transaction with Verizon, Clearlake has made a time-specific commitment of up to an additional $55 million for investments, acquisitions, or combinations if requested by GoAmerica's Board of Directors and further approved by Clearlake by September 14, 2007. If such funding is drawn down, $15 million could be contributed in exchange for an additional 2,901,354 shares of Series A preferred stock at a price of $5.17 per share and $40 million could take the form of additional senior borrowings. If by September 14, 2007 the Company has not completed negotiations for any follow-on transactions, the incremental commitment of up to $55 million will expire. The expiration of the incremental commitment would not impact the $65 million in committed funds for the Verizon transaction. The potential transactions that could be funded by Clearlake's time-specific commitment could involve additional material dilution.

      As a result of the commitments and capital infusion made to date, the GoAmerica Board has provided for Clearlake to obtain an immediate right to one new seat on the GoAmerica Board of Directors and to expand to a total of three members upon consummation of the Verizon transaction.

Note 10 - Income Taxes:

      The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

      Based on the Company's evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. The evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

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

Results of Operations

      The following table sets forth, for the three and six months ended June 30, 2007 and 2006, the percentage relationship to net revenues of certain items included in the Company's unaudited consolidated statements of operations.

                                                         Three Months Ended June 30,               Six Months Ended June 30,
                                                   --------------------------------------------------------------------------------
                 (In thousands)                           2007                 2006                2007                 2006
                                                   --------------------------------------------------------------------------------
                                                      $          %         $          %         $          %         $          %
Revenues:
       Relay services ..........................   $  3,834     89.1    $  1,361     57.1    $  7,494     87.0    $  1,828     45.4
       Subscriber ..............................        284      6.6         316     13.2         600      7.0         606     15.1
       Commissions .............................         74      1.7         659     27.6         261      3.0       1,486     36.9
       Equipment ...............................        111      2.6          51      2.1         217      2.5         101      2.5
       Other ...................................          2      0.0           1      0.0          40      0.5           3      0.1
                                                   --------    -----    --------    -----    --------    -----    --------    -----
                                                      4,305    100.0       2,388    100.0       8,612    100.0       4,024    100.0

Costs and expenses:
       Cost of relay services ..................      2,670     62.0         647     27.0       5,075     58.9         692     17.2
       Cost of subscriber airtime ..............        257      6.0         166      7.0         567      6.6         305      7.6
       Cost of equipment revenue ...............        190      4.4         122      5.1         324      3.8         202      5.0
       Cost of network operations ..............         29      0.7          19      0.8          58      0.7          46      1.1
       Sales and marketing .....................        479     11.1         479     20.1       1,003     11.6       1,021     25.4
       General and administrative ..............      1,257     29.2       1,057     44.2       2,613     30.3       2,168     53.9
       Research and development ................        143      3.3         100      4.2         257      3.0         233      5.8
       Depreciation and amortization ...........         90      2.1         126      5.3         163      1.9         270      6.7
                                                   --------    -----    --------    -----    --------    -----    --------    -----
                                                      5,115    118.8       2,716    113.7      10,060    116.8       4,937    122.7
                                                   --------    -----    --------    -----    --------    -----    --------    -----
Loss from operations ...........................       (810)   (18.8)       (328)   (13.7)     (1,448)   (16.8)       (913)   (22.7)

Other income (expense):
Settlement losses ..............................         --       --          --       --        (162)    (1.9)         --       --
Terminated merger costs ........................         --       --         (12)    (0.5)         --       --        (431)   (10.7)
Interest income (expense), net .................         24      0.6          55      2.3          59      0.7         100      2.5
                                                   --------    -----    --------    -----    --------    -----    --------    -----
Total other income (expense), net ..............         24      0.6          43      1.8        (103)    (1.2)       (331)    (8.2)
                                                   --------    -----    --------    -----    --------    -----    --------    -----
Loss from continuing operations ................       (786)   (18.2)       (285)   (11.9)     (1,551)   (18.0)     (1,244)   (30.9)

Loss from discontinued operations ..............         --       --         (81)    (3.4)         --       --        (200)    (5.0)
                                                   --------    -----    --------    -----    --------    -----    --------    -----

Net loss .......................................   $   (786)   (18.2)   $   (366)   (15.3)   $ (1,551)   (18.0)   $ (1,444)   (35.9)
                                                   ========    =====    ========    =====    ========    =====    ========    =====

      The following table sets forth the period over period percentage increases or decreases of certain items included in the Company's unaudited consolidated statements of operations.

                                                     Three Months Ended June 30,               Six Months Ended June 30,
                                            ---------------------------------------------------------------------------------------
               (In thousands)                                             Change                                       Change
                                            ---------------------------------------------------------------------------------------
                                              2007        2006          $          %       2007        2006         $           %
Revenues:
     Relay services .....................   $  3,834    $  1,361    $  2,473     181.7   $  7,494    $  1,828    $  5,666     310.0
     Subscriber .........................        284         316         (32)    (10.1)       600         606          (6)     (1.0)
     Commissions ........................         74         659        (585)    (88.8)       261       1,486      (1,225)    (82.4)
     Equipment ..........................        111          51          60     117.6        217         101         116     114.9
     Other ..............................          2           1           1     100.0         40           3          37    1233.3
                                            --------    --------    --------    ------   --------    --------    --------    ------
                                               4,305       2,388       1,917      80.3      8,612       4,024       4,588     114.0
Costs and expenses:
     Cost of relay services .............      2,670         647       2,023     312.7      5,075         692       4,383     633.4
     Cost of subscriber airtime .........        257         166          91      54.8        567         305         262      85.9
     Cost of equipment revenue ..........        190         122          68      55.7        324         202         122      60.4
     Cost of network operations .........         29          19          10      52.6         58          46          12      26.1
     Sales and marketing ................        479         479          --        --      1,003       1,021         (18)     (1.8)
     General and administrative .........      1,257       1,057         200      18.9      2,613       2,168         445      20.5
     Research and development ...........        143         100          43      43.0        257         233          24      10.3
     Depreciation and amortization ......         90         126         (36)    (28.6)       163         270        (107)    (39.6)
                                            --------    --------    --------    ------   --------    --------    --------    ------
                                               5,115       2,716       2,399      88.3     10,060       4,937       5,123     103.8
                                            --------    --------    --------    ------   --------    --------    --------    ------
Loss from operations ....................       (810)       (328)       (482)   (147.0)    (1,448)       (913)       (535)    (58.6)

Other income (expense):
Settlement losses .......................         --          --          --        --       (162)         --        (162)   (100.0)
Terminated merger costs .................         --         (12)         12     100.0         --        (431)        431     100.0
Interest income (expense), net ..........         24          55         (31)    (56.4)        59         100         (41)    (41.0)
                                            --------    --------    --------    ------   --------    --------    --------    ------
Total other income (expense), net .......         24          43         (19)    (44.2)      (103)       (331)       (228)    (68.9)
                                            --------    --------    --------    ------   --------    --------    --------    ------
Loss from continuing operations .........       (786)       (285)       (501)   (175.8)    (1,551)     (1,244)       (307)    (24.7)

Loss from discontinued operations .......         --         (81)         81     100.0         --        (200)        200     100.0
                                            --------    --------    --------    ------   --------    --------    --------    ------

Net loss ................................   $   (786)   $   (366)   $   (420)   (114.8)  $ (1,551)   $ (1,444)   $   (107)     (7.4)
                                            ========    ========    ========    ======   ========    ========    ========    ======

Three months ended June 30, 2007 Compared to Three months ended June 30, 2006

      Relay services revenue. Relay services revenue increased 182%, to $3,834,000 for the three months ended June 30, 2007 from $1,361,000 for the three months ended June 30, 2006. This increase was primarily due to our obtaining FCC certification in June 2006, allowing us to bill directly for service usage as opposed to submitting through a third party provider as in prior periods, as well as increased usage of our i711.com(TM) telecommunications relay service which was launched in March 2005. In addition, during December 2006, we began offering our i711(R) Video Relay Service (VRS). Video Relay Service revenue was $403,000 for the three months ended June 30, 2007. We expect relay services revenue to increase as we expand our user base for both our video and telecommunication relay services.

      Subscriber revenue. Subscriber revenue decreased 10%, to $284,000 for the three months ended June 30, 2007 from $316,000 for the three months ended June 30, 2006. This decrease was primarily due to decreases in our full service offering subscriber base. We expect subscriber revenue to decline as a percentage of revenue.

      Commission revenue. Commission revenue decreased to $74,000 for the three months ended June 30, 2007 from $659,000 for the three months ended June 30, 2006. This decrease primarily was due to decreased acquisition of subscribers on behalf of wireless network providers through our indirect distribution channel. We expect commission revenue to increase as we expand our indirect distribution channel and, accordingly, increase our acquisition of subscribers on behalf of various wireless network providers.

      Equipment revenue. Equipment revenue increased to $111,000 for the three months ended June 30, 2007 from $51,000 for the three months ended June 30, 2006. This increase was primarily due to higher sales of mobile devices. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

      Other revenue. Other revenue, comprised primarily of consulting fees, increased to $2,000 for the three months ended June 30, 2007 from $1,000 for the three months ended June 30, 2006. We expect other revenue to vary slightly as we do not intend to pursue consulting projects and consulting services to third parties in the near future.

      Cost of relay services revenue. Cost of relay services revenue increased 313%, to $2.7 million for the three months ended June 30, 2007 from $647,000 for the three months ended June 30, 2006. This increase was due to third party service fees related to our i711.com(TM) telecommunications relay service and our i711(R) Video Relay Service (VRS), primarily as a result of our obtaining FCC certification in June 2006, allowing us to bill directly for service usage as opposed to submitting through a third party provider, on a net basis, as in prior periods. In addition, during December 2006, we began offering our i711(R) Video Relay Service (VRS). Cost of Video Relay Service revenue was $264,000 for the three months ended June 30, 2007. We expect cost of relay services revenue to increase as we expand our user base for both our video and telecommunication relay services.

      Cost of subscriber airtime. Cost of subscriber airtime increased 55%, to $257,000 for the three months ended June 30, 2007 from $166,000 for the three months ended June 30, 2006. This increase was primarily due to increased costs in our text based wireless services. We expect cost of subscriber airtime to decline as a percentage of revenue.

      Cost of network operations. Cost of network operations increased to $29,000 for the three months ended June 30, 2007 from $19,000 for the three months ended June 30, 2006 due to increased salaries and benefits for personnel performing network operations activities. We expect our cost of network operations to decline as a percentage of revenue during 2007.

      Cost of equipment revenue. Cost of equipment revenue increased 56%, to $190,000 for the three months ended June 30, 2007 from $122,000 for the three months ended June 30, 2006. This increase was primarily due to higher sales of mobile devices. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

      Sales and marketing. Sales and marketing expenses were $479,000 for the three months ended June 30, 2007 which approximated expenses recorded for the three months ended June 30, 2006. We expect sales and marketing expenses to increase as a percentage of sales during 2007 as we continue to introduce new products and services to the consumer marketplace.

      General and administrative. General and administrative expenses increased to $1.3 million for the three months ended June 30, 2007 from $1.1 million for the three months ended June 30, 2006. This increase was primarily due to increased salaries and benefits for personnel performing general corporate activities, including $155,000 in stock-based compensation. We expect general and administrative expenses to decline as a percentage of revenue.

      Research and development. Research and development expense increased to $143,000 for the three months ended June 30, 2007 from $100,000 for the three months ended June 30, 2006. This increase was primarily due to increased salaries and benefits for personnel performing development activities. We expect research and development expenses to increase as we continue to develop and maintain our relay technologies.

      Terminated merger costs. The Company recorded terminated merger costs of $12,000 for the three months ended June 30, 2006 related to the termination of the Hands On merger.

      Interest income (expense), net. Interest income decreased to $24,000 for the three months ended June 30, 2007 from $55,000 for the three months ended June 30, 2006.

      Discontinued operations. The Company recorded a loss from discontinued operations of $81,000 for the three months ended June 30, 2006. This relates to our prepaid calling card division which was sold in 2006.

Six months ended June 30, 2007 Compared to Six months ended June 30, 2006

      Relay services revenue. Relay services revenue increased 310%, to $7,494,000 for the six months ended June 30, 2007 from $1,828,000 for the six months ended June 30, 2006. This increase was primarily due to our obtaining FCC certification in June 2006, allowing us to bill directly for service usage as opposed to submitting through a third party provider as in prior periods, as well as increased usage of our i711.com(TM) telecommunications relay service which was launched in March 2005. In addition, during December 2006, we began offering our i711(R) Video Relay Service (VRS). Video Relay Service revenue was $622,000 for the six months ended June 30, 2007.

      Subscriber revenue. Subscriber revenue was $600,000 for the six months ended June 30, 2007 which approximated revenues recognized for the six months ended June 30, 2006.

      Commission revenue. Commission revenue decreased to $261,000 for the six months ended June 30, 2007 from $1.5 million for the six months ended June 30, 2006. This decrease primarily was due to decreased acquisition of subscribers on behalf of wireless network providers through our indirect distribution channel.

      Equipment revenue. Equipment revenue increased to $217,000 for the six months ended June 30, 2007 from $101,000 for the six months ended June 30, 2006. This increase was primarily due to higher sales of mobile devices.

      Other revenue. Other revenue increased to $40,000 for the six months ended June 30, 2007 from $3,000 for the six months ended June 30, 2006.

      Cost of relay services revenue. Cost of relay services revenue increased 633%, to $5.1 million for the six months ended June 30, 2007 from $692,000 for the six months ended June 30, 2006. This increase was due to third party service fees related to our i711.com(TM) telecommunications relay service and our i711(R) Video Relay Service (VRS), primarily as a result of our obtaining FCC certification in June 2006, allowing us to bill directly for service usage as opposed to submitting through a third party provider, on a net basis, as in prior periods. In addition, during December 2006, we began offering our i711(R) Video Relay Service (VRS). Cost of Video Relay Service revenue was $388,000 for the six months ended June 30, 2007.

      Cost of subscriber airtime. Cost of subscriber airtime increased 86%, to $567,000 for the six months ended June 30, 2007 from $305,000 for the six months ended June 30, 2006. This increase was primarily due to increased costs in our text based wireless services.

      Cost of network operations. Cost of network operations increased to $58,000 for the six months ended June 30, 2007 from $46,000 for the six months ended June 30, 2006 due to increased salaries and benefits for personnel performing network operations activities.

      Cost of equipment revenue. Cost of equipment revenue increased 60%, to $324,000 for the six months ended June 30, 2007 from $202,000 for the six months ended June 30, 2006. This increase was primarily due to higher sales of mobile devices.

      Sales and marketing. Sales and marketing expenses were $1.0 million for the six months ended June 30, 2007 which approximated expenses recorded for the six months ended June 30, 2006. We expect sales and marketing expenses to increase as a percentage of sales during 2007 as we continue to introduce new products and services to the consumer marketplace.

      General and administrative. General and administrative expenses increased to $2.6 million for the six months ended June 30, 2007 from $2.2 million for the six months ended June 30, 2006. This increase was primarily due to increased salaries and benefits for personnel performing general corporate activities, including $383,000 in stock-based compensation.

      Research and development. Research and development expense increased to $257,000 for the six months ended June 30, 2007 from $233,000 for the six months ended June 30, 2006. This increase was primarily due to increased salaries and benefits for personnel performing development activities.

      Settlement Loss, net. The Company recorded a settlement loss totaling $162,000 for the six months ended June 30, 2007 as a result of its settlement with Hands On.

      Terminated merger costs. The Company recorded terminated merger costs of $431,000 for the six months ended June 30, 2006 related to the termination of the Hands On merger.

      Interest income (expense), net. Interest income decreased to $59,000 for the six months ended June 30, 2007 from $100,000 for the six months ended June 30, 2006.

      Discontinued operations. The Company recorded a loss from discontinued operations of $200,000 for the six months ended June 30, 2006. This relates to our prepaid calling card division which was sold in 2006.

Liquidity and Capital Resources

      We have incurred significant operating losses since our inception and as of June 30, 2007 have an accumulated deficit of $276.8 million. During the six months ended June 30, 2007, we incurred a net loss of $1.6 million, used $60,000 of cash to fund operating activities and overall experienced a decline of $817,000 in our cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

      On August 2, 2007, we announced the execution of a definitive agreement under which we will acquire the assets of Verizon's Telecommunications Relay Services (TRS) division for $50 million in cash and up to an additional $8 million in contingent cash consideration. The transaction will be financed through $35 million of committed equity financing and $30 million of committed senior debt financing, funded in each case by Clearlake Capital Group.

      Net cash used in operating activities amounted to $60,000 for the six months ended June 30, 2007, principally reflecting our loss from operations offset by non-cash depreciation and stock based compensation and increases in accrued expenses.

      We used $711,000 in cash from investing activities during the six months ended June 30, 2007, which primarily resulted from funds related to purchases of equipment and capitalized costs associated with the development of our i711.com(TM) branded Internet service as well as increased other assets from prepaid costs related to our agreement under which we will acquire the assets of Verizon's Telecommunications Relay Services (TRS) division.

      Net cash used in financing activities was $46,000 for the six months ended June 30, 2007, which resulted from payments made on capital lease obligations.

      As of June 30, 2007, our principal commitments consisted of obligations outstanding under operating leases. As of June 30, 2007, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $508,000, of which approximately $120,000 is payable in the next twelve months.

      The following table summarizes GoAmerica's contractual obligations at June 30, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                                   Less than 1
June 30, 2007 (In thousands)                       Total              Year           1-3 Years        4-5 Years       After 5 Years
Contractual Obligations:
    Capital Lease Obligations                           $ 176              $ 86            $ 90            $  --              $ --
    Operating Lease
       Obligations                                        508               120             202              186                --
                                              ----------------    --------------    ------------    -------------    --------------
    Total                                               $ 684             $ 206            $292            $ 186              $ --
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      We believe that we have limited exposure to financial market risks, including changes in interest rates. At June 30, 2007, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in our net loss of approximately $31,000 based on cash and cash equivalent balances at June 30, 2007. We currently hold no derivative instruments and do not earn foreign-source income.

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

      On May 2, 2005, the Company entered into a loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, the "Hands On Entities"). Pursuant to that agreement, all amounts that the Company advanced to Hands On were secured, initially, by the assets acquired with such funds with interest at a defined prime rate. On July 6, 2005, the Company entered into a merger agreement with the Hands On Entities and their principal shareholders (collectively, "Hands On"). On March 7, 2006, the Company announced its determination not to pursue its proposed merger with Hands On. As a result of the merger agreement termination, Hands On's repayment obligations under the loan agreement began July 1, 2006. After the Company received all such payments due through September 30, 2006, Hands On ceased making payments due. In December 2006, the Company commenced litigation against Hands On, seeking recovery of approximately $562,000. In April 2007, the Company executed a settlement agreement and mutual release related to its litigation with Hands On in exchange for an immediate $400,000 cash payment, termination of litigation, mutual release of all loan- and merger-related claims (asserted and otherwise), and other consideration.

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

                                                              GOAMERICA, INC.

DATE:      August 14, 2007           By:    /s/ Daniel R. Luis
                                            -----------------------------------
                                            Daniel R. Luis
                                            Chief Executive Officer
                                            (Principal Executive Officer)

DATE:      August 14, 2007           By:    /s/ Donald G. Barnhart
                                            -----------------------------------
                                            Donald G. Barnhart
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)