Form 10-Q
period 2007-09-30
GOAMERICA INC
filed 2007-11-14
CIK 1101268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
Commission File No. 0-29359

GoAmerica, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3693371 (I.R.S. Employer Identification No.)

433 Hackensack Avenue, Hackensack, New Jersey	07601

(Address of Principal Executive Offices)	(Zip Code)

(201) 996-1717

(Registrant’s Telephone Number,
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

Large Accelerated Filer |_|	Accelerated Filer |_|	Non-accelerated filer |X|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: |_|           No: |X|

        Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as October 31, 2007:

Class	Number of Shares
Common Stock, $.01 par value	2,462,605

GOAMERICA, INC.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOAMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,082	$3,870
Accounts receivable, net	1,865	1,891
Other receivable, net	20	48
Merchandise inventories, net	284	329
Other current assets	162	185

Total current assets	5,413	6,323

Property, equipment and leasehold improvements, net	863	755
Goodwill, net	6,000	6,000
Deferred acquisition costs	3,571	—
Deferred financing costs	1,162	—
Other assets	239	801

	$17,248	$13,879

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$967	$559
Accrued expenses	2,631	1,982
Accrued preferred dividends	20	—
Deferred revenue	98	100
Loan payable, net of discount of $35 and $0, respectively	2,719	—
Other current liabilities	87	65

Total current liabilities	6,522	2,706

Other long term liabilities	68	112

Commitments and contingencies

Stockholders’ equity:
Convertible Preferred stock, $.01 par value, authorized: 4,351,943 shares in 2007 and 2006; issued and outstanding: 290,135 in 2007 and none in
2006; $1,500 liquidation preference	3	—
Common stock, $.01 par value, authorized: 200,000,000 shares in
2007 and 2006; issued: 2,486,668 in 2007 and 2006	25	25
Additional paid-in capital	288,455	286,429
Accumulated deficit	(277,639)	(275,207)
Treasury stock, at cost, 24,063 shares in 2007 and 2006	(186)	(186)

Total stockholders’ equity	10,658	11,061

	$17,248	$13,879

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Relay services	$4,293	$3,497	$11,787	$5,325
Subscriber	267	328	867	934
Commissions	190	559	451	2,045
Equipment	83	165	300	266
Other	3	2	43	5

	4,836	4,551	13,448	8,575
Costs and expenses:
Cost of relay services	2,999	2,342	8,074	3,034
Cost of subscriber airtime	244	265	811	569
Cost of equipment revenue	171	178	495	380
Cost of network operations	29	27	87	81
Sales and marketing	612	689	1,615	1,709
General and administrative	1,479	1,105	4,092	3,267
Research and development	59	38	316	271
Depreciation and amortization	94	104	257	374

	5,687	4,748	15,747	9,685

Loss from operations	(851)	(197)	(2,299)	(1,110)

Other income (expense):
Settlement losses	—	—	(162)	—
Terminated merger costs	—	—	—	(431)
Interest income (expense), net	(10)	46	49	146

Total other income (expense), net	(10)	46	(113)	(285)

Loss from continuing operations	(861)	(151)	(2,412)	(1,395)

Loss from discontinued operations	—	(371)	—	(571)

Net loss	(861)	(522)	(2,412)	(1,966)
Preferred dividends	20	—	20	—

Net loss applicable to common stockholders	$(881)	$(522)	$(2,432)	$(1,966)

Loss per share-Basic and Diluted:
Loss from continuing operations	$(0.39)	(0.07)	$(1.10)	(0.66)
Loss from discontinued operations	—	(0.18)	—	(0.27)

Basic and Diluted net loss per share	$(0.39)	$(0.25)	$(1.10)	$(0.93)

Weighted average shares used in computation of
basic and diluted net loss per share	2,239,966	2,093,451	2,216,349	2,093,451

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(2,412)	$(1,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	257	374
Settlement losses	162	—
Provision for losses on accounts receivable	132	196
Non cash employee compensation	569	321
Write off of capitalized terminated merger costs	—	431
Changes in operating assets and liabilities:
Increase in accounts receivable	(106)	(791)
Decrease in other receivables	28	—
Decrease (increase) in merchandise inventories	45	(251)
Decrease (increase) in other current assets	23	(145)
Increase in accounts payable	408	278
Increase in accrued expenses and other liabilities	696	519
Decrease in deferred revenue	(2)	(16)

Net cash used in operating activities	(200)	(1,050)

Investing activities
Change in other assets and restricted cash	400	83
Deferred acquisition costs	(1,544)	—
Purchase of property, equipment and leasehold improvements	(365)	(147)

Net cash used in investing activities	(1,509)	(64)

Financing activities
Proceeds from sale of preferred stock	427	—
Proceeds from the issuance of debt	563	—
Payments made on capital lease obligations	(69)	(44)

Net cash provided by (used in) financing activities	921	(44)

Net decrease in cash and cash equivalents	(788)	(1,158)
Cash and cash equivalents at beginning of period	3,870	4,804

Cash and cash equivalents at end of period	$3,082	$3,646

Supplemental Disclosure of Cash Flow Information:

Cash paid for Interest	$20	$7

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Acquisition of equipment through capital leases	$—	$161
Deferred financing costs withheld from proceeds from the sale of	$498	$—
preferred stock
Deferred financing costs withheld from proceeds from the issuance of	$664	$—
debt
Deferred acquisition costs withheld from proceeds from the sale of	$500	$—
preferred stock
Deferred acquisition costs withheld from proceeds from the issuance of	$1,523	$—
debt
Cost associated with sale of preferred stock withheld from proceeds	$40	$—
Cost associated with issuance of debt withheld from proceeds from the sale of	$35	$—
preferred stock
Accrued preferred stock dividend	$20	$—
Interest Paid in Kind	$4	$—

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

Note 1 - Basis of Presentation:

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of September 30, 2007 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2007 and 2006. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2006.

        On September 1, 2006, the Company entered into an agreement to sell GoAmerica Marketing, Inc. dba GA Prepaid (“GA Prepaid”), its prepaid calling card division, effective August 31, 2006, at which time the Company ceased offering prepaid calling cards. The sale closed on October 2, 2006. (see note 10)

        The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, as of September 30, 2007, the Company had 71% of its accounts receivable with the National Exchange Carriers Association (“NECA”). For the three and nine months ended September 30, 2007, the Company generated 89% and 88%, respectively, of its total revenue with NECA.

        The Company has incurred significant operating losses since its inception and, as of September 30, 2007, has an accumulated deficit of $277,619. During the nine months ended September 30, 2007, the Company incurred a net loss of $2,412 and used $200 of cash to fund operating activities. As of September 30, 2007, the Company had $3,082 in cash and cash equivalents.

        Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim period.

Note 2 - Significant Accounting Policies:

Revenue Recognition-Relay Services

        The Company derives revenue from relay services which is recognized as revenue when services are provided or earned.

        In June 2006, the Federal Communications Commission certified the Company as an Internet Protocol Relay and Video Relay Service Provider. As a result, the Company became eligible to be compensated directly from the Interstate Telecommunications Relay Services Fund for reimbursement of its i711.comTM minutes and began recognizing the full revenue from these minutes along with a related cost of revenue for the costs associated with these minutes, which is provided by Nordia, Inc. Previously, the Company relied on Nordia to obtain the reimbursement amounts on the Company’s behalf. This previous practice resulted in the Company recording only a portion of the total revenue from the service provided as the Company was not the primary obligor.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157“). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. Management is currently assessing the impact of this statement on its results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company has not yet determined the impact of this statement on its results of operations or financial condition.

Note 3 - Series A Convertible Preferred Stock:

        On August 2, 2007, the Company sold 290,135 shares of Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) to Clearlake Capital Group (Clearlake) at a purchase price of $5.17 per share resulting in net proceeds of approximately $1,460,000. The shares of Series A Convertible Preferred Stock will accrue cumulative cash dividends at a rate of 8% per annum, compounded quarterly from the date of issuance. Payment of dividends on the Series A Convertible Preferred Stock will be paid in preference to any dividend on common stock.

        The Series A Convertible Preferred Stock, plus all accrued and unpaid dividends, has a liquidation value of $5.17 per share and is convertible into shares of Common Stock at a conversion price of $5.17, subject to adjustment for stock splits, stock dividends and issuances of additional shares of common stock for no consideration or for consideration that is less than the conversion price that is then in effect.

Note 4 - Credit Agreement:

        On August 1, 2007, the Company entered into a Credit Agreement, (the “Credit Agreement”), with Clearlake as administrative agent and collateral agent, pursuant to which the Company received a $1,000,000 bridge loan, which was increased by another $1,750,000 on September 14, 2007. Interest on the loan is payable on the first business day following the end of each month, at the LIBOR rate of 5.75%, plus 8%. Interest is payable in cash, except that a portion of the interest equal to 4% is payable in kind in the form of additional loans. The loan is secured by substantially all of the assets of the Company and its principal subsidiaries and the stock of such principal subsidiaries. The credit agreements contain customary operating and financial covenants, including restrictions on the Company’s ability to pay dividends to its common stockholders, make investments, undertake affiliate transactions, and incur additional indebtedness, in addition to financial compliance requirements. The loan will be repaid upon the closing of the Verizon transaction described in note 11, and in any event not later than August 2, 2008.

        Subsequent to September 30, 2007, the Company received an additional $750,000 bringing the total borrowed under the Credit Agreement to $3,500,000.

Note 5 - Earnings (Loss) Per Share:

        The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).

        Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the nine months ended September 30, 2007 and 2006, 682,645 and 426,428 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Options	83,191	97,108	83,191	97,108
Warrants	84,320	84,320	84,320	84,320
Preferred stock	290,135	—	290,135	—
Non-vested restricted stock	224,999	245,000	224,999	245,000

Total	682,645	426,428	682,645	426,428

Note 6 - Goodwill:

        The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company’s goodwill is contained in its Wynd reporting unit. The Company believes there are no such impairment indicators relative to this reporting unit at September 30, 2007.

Note 7 - Stock-based Compensation:

        The Company has a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and non-vested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. As of September 30, 2007, the Company had 272,478 shares of common stock reserved for future issuance under our equity compensation plan and stock purchase plan.

        Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, we have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company did not issue any new stock options during the nine month period ended September 30, 2007. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The Company’s adoption of SFAS 123R had no effect on the Company’s basic and diluted loss per share for the three and nine months ended September 30, 2007.

        The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested restricted stock awards included in the Company’s condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Selling, general and administrative	$186	$108	$569	$321

Stock-based compensation expense before income taxes	186	108	569	321
Income tax benefit	—	—	—	—

Total stock-based compensation expense after income taxes	$186	$108	$569	$321

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

        Stock option activity for the nine months ended September 30, 2007, is as follows:

	Number of Options	Weighted-Average Exercise Price		Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	83,191	75.90
Granted	—		—
Exercised	—		—
Cancelled	—		—

Outstanding at September 30, 2007	83,191	$75.90		4.1	$32

Exercisable at September 30, 2007	79,858	$78.97		4.0	$26

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of our third quarter of 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on September 30, 2007. This amount changes based on the fair market value of the Company’s stock.

        As of September 30, 2007, approximately $4 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two years.

        The following table summarizes the Company’s nonvested restricted stock activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Non vested stock at December 31, 2006	285,833	$4.72
Granted	—	—
Vested	60,834	4.02
Forfeited	—	—

Non vested stock at September 30, 2007	224,999	$5.00

        As part of the adoption of SFAS 123R, effective January 1, 2006, the Company eliminated $1,230 of deferred employee compensation against paid in capital. As of September 30, 2007, $704 of total unrecognized compensation costs related to non-vested stock is expected to be recognized over the remaining service period of two years. The Company recognized $569 and $213 of expense related to the amortization of these restricted stock awards during the nine months ended September 30, 2007 and 2006, respectively.

Note 8 - Contingencies:

        On September 22, 2004, Boundless Depot, LLC (“Boundless Depot”) and Scott Johnson, one of two Boundless Depot shareholders, sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of one million dollars for GoAmerica’s refusal to pay Boundless Depot unattained contingent consideration, comprised of cash and/or GoAmerica Common Stock, with respect to the Asset Purchase Agreement dated as of February 8, 2003 (the “Deafwireless Agreement”), pursuant to which GoAmerica and Wynd Communications acquired certain Deafwireless assets. The total value of such contingent consideration, if all contingencies had been fully met and amounts paid immediately thereupon, would not have exceeded $211; however, the Company does not believe any of the contingent consideration is owed to Boundless Depot or either of its shareholders since conditions of the Deafwireless Agreement were not met and the Company incurred costs for which it is entitled to receive reimbursement from Boundless Depot or offset against any amounts that may become payable to Boundless Depot. Upon petition by GoAmerica and Wynd Communications, the Court has ordered this matter into arbitration, which process is now pending. The Company intends to defend this action vigorously and may elect to pursue counterclaims.

Note 9 - Settlement of Hands On Litigation:

        On May 2, 2005, the Company entered into a loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, the “Hands On Entities”). Pursuant to that agreement, all amounts that the Company advanced to Hands On were secured, initially, by the assets acquired with such funds with interest at a defined prime rate. On July 6, 2005, the Company entered into a merger agreement with the Hands On Entities and their principal shareholders (collectively, “Hands On”).

        On March 1, 2006, the Company announced its receipt of a letter from Hands On in which Hands On purportedly terminated the merger agreement among the parties. Subsequent discussions between the parties did not provide a basis to pursue the merger. Hands On stockholders had approved the proposed merger with GoAmerica at special Hands On stockholder meetings held on February 22, 2006. A Special Meeting of GoAmerica Stockholders relating to the Company’s proposed merger with Hands On was scheduled for March 13, 2006, adjourned from February 27, 2006 in order to allow GoAmerica to achieve a quorum with respect to the Special Meeting. As of March 6, 2006, the Company had achieved a quorum and received votes overwhelmingly in favor of the Hands On merger. On March 7, 2006, the Company announced its cancellation of its Special Meeting of Stockholders and its determination not to pursue its proposed merger with Hands On. As a result of the merger agreement termination, Hands On’s repayment obligations under the loan agreement began July 1, 2006. After the Company received all such payments due through September 30, 2006, Hands On ceased making payments due leaving an outstanding receivable of $562 at December 31, 2006.

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

        On September 12, 2007, the Company entered into a definitive merger agreement with Hands On Video Relay Services, Inc. (Hands On). (see note 11)

Note 10 - Discontinued Operations:

        On September 1, 2006, the Company entered into an agreement to sell GoAmerica Marketing, Inc., dba GA Prepaid (“GA Prepaid”), its prepaid calling card division, effective August 31, 2006. The sale closed on October 2, 2006 and the Company recognized a gain on sale of $6. The Company received total consideration of $131 which consisted of the purchase price of $75 and working capital reimbursements totaling $56. The Company was paid $20 at closing and $111 was payable under a guaranteed promissory note payable in five monthly installments beginning on October 31, 2006.

        Total revenues related to the discontinued operations were $894 and $3,644 for the three and nine months ended September 30, 2006, respectively.

Note 11 - Acquisitions:

        On August 2, 2007, the Company announced the execution of a definitive agreement under which it will acquire the assets of Verizon’s Telecommunications Relay Services (TRS) division for $50 million in cash and up to an additional $8 million in contingent cash consideration. The transaction will be financed through $35 million of committed equity financing and $30 million of committed senior debt financing, funded in each case by Clearlake. Concurrently with the execution of the Verizon definitive agreement, Clearlake:

■	Purchased 290,135 shares of the Company’s newly created Series A convertible preferred stock at a price of $5.17 per share (see Note 3);
■	Provided the Company $1.0 million pursuant to a bridge loan commitment that was increased to $3.5 million (see Note 4);
■	Agreed to purchase an additional 6,479,691 shares of Series A convertible preferred stock at a price of $5.17 per share, subject to certain conditions, upon consummation of the Verizon transaction; and
■	Provided the Company with a commitment letter for $30 million of senior debt financing to be raised for the closing of the Verizon transaction. The loan, which will close upon the closing of the Verizon transaction and mature in five years, will bear interest at the rate of LIBOR plus 7% per annum, payable quarterly in arrears.

        As a result of the commitments and capital infusion made to date, the Company’s Board has appointed Behdad Eghbali, Partner from Clearlake Capital Group to one new seat on the Company’s Board of Directors.

        In the event the Verizon transaction is not approved $2,036 of deferred acquisition costs and $498 of deferred financing costs will be recorded as expense in the statement of operations during the fourth quarter of 2007.

        On September 12, 2007, the Company entered into a definitive merger agreement with Hands On Video Relay Services, Inc. (Hands On) for $35.0 million in cash and 6.7 million shares of the Company’s common stock. The Hands On merger is conditioned on the consummation of the above referenced acquisition of Verizon’s Telecommunications Relay Services division.

        The Hands On transaction will be financed through $5 million of committed equity financing and $40 million of committed senior debt financing, funded in each case by Clearlake bringing the total Clearlake commitment to the Company to $110 million in equity and debt. Concurrently with the execution of the Hands On definitive agreement, but subject to certain closing conditions, Clearlake:

■	Agreed to purchase an additional 967,118 shares of the Company’s Series A preferred stock at a previously negotiated price of $5.17 per share; and
■	Provided the Company with a commitment letter for $40 million of senior debt financing to be raised for the closing of the Hands On transaction. The loan, which will close upon the closing of the Hands On Transaction and mature in five years, will bear interest at the rate of LIBOR plus 9% per annum, payable quarterly in arrears.

        In the event the Hands On transaction is not approved $1,535 of deferred acquisition costs and $664 of deferred financing costs will be recorded as expense in the statement of operations during the fourth quarter of 2007.

        The issuances of Series A preferred stock, as well as the asset purchase and merger transactions, are subject to stockholder and regulatory approval.

Note 12 - Income Taxes:

        The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. The evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

        The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event the Company may have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

        The Company had federal and state net operating loss (“NOL”) carryforwards of approximately $181,500 and $129,400, respectively. The federal NOL carryforwards expire beginning in 2011 and state NOL’s beginning in 2007. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. The Company believes that an ownership change will occur with respect to the transactions described in note 11. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. The Company has not performed a detailed analysis to determine the amount of the potential limitations.

Note 13 - Related Party Transactions:

        The Company entered into certain financing and equity agreements with Clearlake as a result of the pending transactions described in note 11. As a result, the Company paid Clearlake approximately $1,400 of financing fees and expense reimbursements. In addition, the Company paid Clearlake approximately $12 of interest of which $8 was paid in cash and the balance paid in kind. The Company also accrued interest of $22 as of September 30, 2007.

Note 14 - Subsequent Events:

        On October 17, 2007, the Company received a letter from Nasdaq, dated October 16, 2007 stating that it violated Marketplace Rule 4350(i) in connection with the issuance of shares of its Series A Preferred Stock in August 2007, because, while the conversion of the Preferred Stock into Common Stock without shareholder approval was restricted in the Certificate of Designation, the restriction was only applicable while the Company’s Common Stock was listed on Nasdaq or another exchange. The letter also stated that the Company had regained compliance with the Rule by forwarding to Nasdaq a copy of an agreement between the holder of the Series A Preferred Stock and the Company confirming that such restriction on conversion will remain in place until shareholder approval has been obtained.

        Effective November 1, 2007, Wayne D. Smith, Executive Vice President, General Counsel and Secretary, has resigned from all of his positions with the Company. Mr. Smith will receive one year’s severance, continuing medical benefits, and all restrictions remaining on restricted stock grants of the Company’s Common Stock previously made to him will lapse. Mr. Smith will be entitled to receive a bonus, relating to 2007, in an amount equal to any bonus that may be paid to any other executive officer of the Company. If the acquisitions referred to in note 11 are consummated, Mr. Smith will receive a special transaction bonus recognizing his efforts in the amount of $50,000. Effective October 9, 2007, Donald G. Barnhart, the Company’s Chief Financial Officer, was appointed Secretary of the Company.

        On October 8, 2007, the Company and Hands On entered into a second side letter to amend the Hands On merger agreement to (i) provide for “Common Liquidation Preference” to include the amount of any consideration received by Hands On for the purchase of Hands On common stock, including the exercise price received by Hands On in connection with the exercise of vested options between September 12, 2007, and the business day prior to the closing of the Hands On merger, (ii) remove the role of the exchange agent in receipt of the election forms, and (iii) remove the requirement of a guarantee of delivery from a member of a registered national securities exchange or a commercial bank or trust company.

        On October 11, 2007, the Company and Hands On entered into a third side letter to amend the Hands On merger agreement to provide that Hands On would have through October 18, 2007, to deliver to GoAmerica a copy of the written consent to the Hands On merger executed by each of the Key Hands On Stockholders (as defined).

        On November 6, 2007, the Company and Hands On entered into a fourth side letter to amend the Hands On merger agreement to confirm the agreement and understanding of the parties that (A) the forty-five (45) day period referred to in clause (ii) of Section 8.1(b) of the Hands On merger agreement shall be extended to seventy-two (72) days and (B) such period shall be deemed to have commenced on October 22, 2007.

        On November 6, 2007, the Company’s Board of Directors approved a revised amended and restated investor rights agreement which will be executed upon the closing of the Hands On merger. The amended and restated investors rights agreement provides that if any holder of shares of Series A Convertible Preferred Stock intends to transfer its shares of Series A Convertible Preferred Stock to anyone besides an affiliate of such holder, Clearlake or its affiliates, then all of such holder’s shares of Series A Convertible Preferred Stock would be required to be converted into common stock prior to such transfer. In addition, if Clearlake intends to transfer its shares of Series A Convertible Preferred Stock to any non-affiliate of Clearlake, then all outstanding shares of Series A Convertible Preferred Stock held by all holders of Series A Convertible Preferred Stock would be required to convert into shares of common stock.

        Also on November 6, 2007, the Company’s Board of Directors approved a revised amended and restated certificate of incorporation to be filed with the Delaware Secretary of State upon the closing of the Hands On merger. The amended and restated Hands On certificate of incorporation deletes the provision for automatic conversion of the Series A Convertible Preferred Stock to common stock upon a transfer by the holder of Series A Convertible Preferred Stock. Such transfer and conversion matters are now covered by the amended and restated investor rights agreement to be executed upon the closing of the Hands On merger, as described above.

        Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        General

         GoAmerica® is a communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech impaired, including wireless subscription and value added services, Internet relay services and wireless devices and accessories. Our i711.comTM telecommunications relay service was launched in March 2005 and enables people who are deaf or hard of hearing to call and “converse” with hearing parties by using a computer, wireless handheld device or similar unit, through an operator that interprets text to voice and vice versa. In addition, during December 2006, we began offering our i711 Video Relay Service (VRS), the newest member of the i711.comTM family of relay services. i711 VRS enables people who are deaf to use sign language to communicate with hearing people using a Windows computer, a web camera, and a broadband Internet connection. Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica, offers wireless subscription services that operate over the T-Mobile wireless data network and consist primarily of two offerings: 1) the resale of recurring monthly data-only services for deaf or hard of hearing customers; and 2) our value added services called Wireless ToolkitTM , which consists of a collection of services, including AAA Roadside Assistance, TTY/TDD messaging, and access to Insight Cinema’s captioned movie information. We sell wireless devices directly to customers and indirectly through sub-dealers. We have a dealer agreement with T-Mobile whereby we sell devices and earn a commission, also called a bounty, upon activation of the device with an associated service rate plan. GoAmerica continues to support customers who use our proprietary software technology called Go.WebTM . GoWeb is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet on numerous wireless computing devices. We continue to engineer our technology to operate with new versions of wireless devices as they emerge.

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

Results of Operations

        The following table sets forth, for the three and nine months ended September 30, 2007 and 2006, the percentage relationship to net revenues of certain items included in the Company’s unaudited consolidated statements of operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
(In thousands)	$	%	$	%	$	%	$	%
Revenues:
Relay services	$4,293	88.8	$3,497	76.8	$11,787	87.8	$5,325	62.1
Subscriber	267	5.5	328	7.2	867	6.4	934	10.9
Commissions	190	3.9	559	12.3	451	3.3	2,045	23.8
Equipment	83	1.7	165	3.6	300	2.2	266	3.1
Other	3	0.1	2	0.1	43	0.3	5	0.1

	4,836	100.0	4,551	100.0	13,448	100.0	8,575	100.0
Costs and expenses:
Cost of relay services	2,999	62.0	2,342	51.4	8,074	60.1	3,034	35.4
Cost of subscriber airtime	244	5.0	265	5.8	811	6.0	569	6.6
Cost of equipment revenue	171	3.5	178	3.9	495	3.7	380	4.4
Cost of network operations	29	0.6	27	0.6	87	0.6	81	0.9
Sales and marketing	612	12.7	689	15.1	1,615	12.0	1,709	19.9
General and administrative	1,479	30.7	1,105	24.3	4,092	30.5	3,267	38.1
Research and development	59	1.2	38	0.8	316	2.3	271	3.2
Depreciation and amortization	94	1.9	104	2.4	257	1.9	374	4.4

	5,687	117.6	4,748	104.3	15,747	117.1	9,685	112.9

Loss from operations	(851)	(17.6)	(197)	(4.3)	(2,299)	(17.1)	(1,110)	(12.9)

Other income (expense):
Settlement losses	—	—	—	—	(162)	(1.2)	—	—
Terminated merger costs	—	—	—	—	—	—	(431)	(5.0)
Interest income (expense), net	(10)	(0.2)	46	1.0	49	0.4	146	1.7

Total other income (expense), net	(10)	(0.2)	46	1.0	(113)	(0.8)	(285)	(3.3)

Loss from continuing operations	(861)	(17.8)	(151)	(3.3)	(2,412)	(17.9)	(1,395)	(16.2)

Loss from discontinued operations	—	—	(371)	(8.2)	—	—	(571)	(6.7)

Net loss	$(861)	(17.8)	$(522)	(11.5)	$(2,412)	(17.9)	$(1,966)	(22.9)

        The following table sets forth the period over period percentage increases or decreases of certain items included in the Company’s unaudited consolidated statements of operations.

	Three Months Ended September 30,				Nine Months Ended September 30,

(In thousands)			Change				Change

	2007	2006	$	%	2007	2006	$	%
Revenues:
Relay services	$4,293	$3,497	$796	22.8	$11,787	$5,325	$6,462	121.4
Subscriber	267	328	(61)	(18.6)	867	934	(67)	(7.2)
Commissions	190	559	(369)	(66.0)	451	2,045	(1,594)	(78.0)
Equipment	83	165	(82)	(49.7)	300	266	34	12.8
Other	3	2	1	50.0	43	5	38	760.0

	4,836	4,551	285	6..3	13,448	8,575	4,873	56.8
Costs and expenses:
Cost of relay services	2,999	2,342	657	28.1	8,074	3,034	5,040	166.1
Cost of subscriber airtime	244	265	(21)	(7.9)	811	569	242	42.5
Cost of equipment revenue	171	178	(7)	(3.9)	495	380	115	30.3
Cost of network operations	29	27	2	7.4	87	81	6	7.4
Sales and marketing	612	689	(77)	(11.2)	1,615	1,709	(94)	(5.5)
General and administrative	1,479	1,105	374	33.8	4,092	3,267	825	25.2
Research and development	59	38	21	55.3	316	271	45	16.6
Depreciation and amortization	94	104	(10)	(9.6)	257	374	(117)	(31.3)

	5,687	4,748	939	19.8	15,747	9,685	6,062	62.6

Loss from operations	(851)	(197)	(654)	(333.7)	(2,299)	(1,110)	(1,189)	(107.1)

Other income (expense):
Settlement losses	—	—	—	—	(162)	—	(162)	—
Terminated merger costs	—	—	—	—	—	(431)	431	(100.0)
Interest income (expense), net	(10)	46	(56)	(121.7)	49	146	(97)	(66.4)

Total other income (expense), net	(10)	46	(56)	(121.7)	(113)	(285)	172	(60.4)

Loss from continuing operations	(861)	(151)	(710)	(473.3)	(2,412)	(1,395)	(1,017)	72.9

Loss from discontinued operations	—	(371)	371	100.0	—	(571)	571	100.0)

Net loss	$(861)	$(522)	$(339)	(64.9)	$(2,412)	$(1,966)	$(446)	(22.7)

Three months ended September 30, 2007 Compared to Three months ended September 30, 2006

        Relay services revenue. Relay services revenue increased 23%, to $4,293,000 for the three months ended September 30, 2007 from $3,497,000 for the three months ended September 30, 2006. This increase was primarily due to increased usage of our i711.comTM telecommunications relay service which was launched in March 2005. In addition, during December 2006, we began offering our i711® Video Relay Service (VRS). Video Relay Service revenue was $403,000 for the three months ended September 30, 2007. We expect relay services revenue to increase as we expand our user base for both our video and telecommunication relay services.

        Subscriber revenue. Subscriber revenue decreased 19%, to $267,000 for the three months ended September 30, 2007 from $328,000 for the three months ended September 30, 2006. This decrease was primarily due to decreases in our full service offering subscriber base. We expect subscriber revenue to continue to decline as subscribers to our full service offerings decline.

        Commission revenue. Commission revenue decreased to $190,000 for the three months ended September 30, 2007 from $559,000 for the three months ended September 30, 2006. This decrease primarily was due to decreased acquisition of subscribers on behalf of wireless network providers through our indirect distribution channel. We expect commission revenue to increase as we expand our indirect distribution channel and, accordingly, increase our acquisition of subscribers on behalf of various wireless network providers.

        Equipment revenue. Equipment revenue decreased to $83,000 for the three months ended September 30, 2007 from $165,000 for the three months ended September 30, 2006. This decrease was primarily due to lower sales of mobile devices. We expect equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from our sales of equipment to subscribers on behalf of various wireless network providers.

        Other revenue. Other revenue, comprised primarily of consulting fees, increased to $3,000 for the three months ended September 30, 2007 from $2,000 for the three months ended September 30, 2006. We expect other revenue to vary slightly as we do not intend to pursue consulting projects and consulting services to third parties in the near future.

        Cost of relay services revenue. Cost of relay services revenue increased 28%, to $3.0 million for the three months ended September 30, 2007 from $2.3 million for the three months ended September 30, 2006. This increase was due to increased third party service fees related to our i711.comTM telecommunications relay service and our i711® Video Relay Service (VRS). We began offering VRS during December 2006. Cost of Video Relay Service revenue was $403,000 for the three months ended September 30, 2007. We expect cost of relay services revenue to increase as we expand our user base for both our video and telecommunication relay services.

        Cost of subscriber airtime. Cost of subscriber airtime decreased 8%, to $244,000 for the three months ended September 30, 2007 from $265,000 for the three months ended September 30, 2006. This decrease was primarily due to decreased costs in our text based wireless services. We expect cost of subscriber airtime to continue to decline as subscribers to our full service offerings decline.

        Cost of network operations. Cost of network operations increased to $29,000 for the three months ended September 30, 2007 from $27,000 for the three months ended September 30, 2006 due to increased salaries and benefits for personnel performing network operations activities. We expect our cost of network operations to remain relatively constant with current levels.

        Cost of equipment revenue. Cost of equipment revenue decreased 4%, to $171,000 for the three months ended September 30, 2007 from $178,000 for the three months ended September 30, 2006. This decrease was primarily due to lower sales of mobile devices. We expect cost of equipment revenue to increase as we continue to provide devices to new subscribers of our Wynd services and from the cost of equipment provided to subscribers on behalf of various wireless network providers.

        Sales and marketing. Sales and marketing expenses decreased to $612,000 for the three months ended September 30, 2007 from $689,000 for the three months ended September 30, 2006. This decrease primarily was due to decreased payments to third parties as compensation for marketing our products. We expect sales and marketing expenses to increase as a percentage of sales as we continue to introduce new products and services to the consumer marketplace.

        General and administrative. General and administrative expenses increased to $1.5 million for the three months ended September 30, 2007 from $1.1 million for the three months ended September 30, 2006. This increase was primarily due to increased salaries and benefits for personnel performing general corporate activities, including $186,000 in stock-based compensation. We expect general and administrative expenses to decline as a percentage of revenue as our revenues incrrease.

        Research and development. Research and development expense increased to $59,000 for the three months ended September 30, 2007 from $38,000 for the three months ended September 30, 2006. This increase was primarily due to increased salaries and benefits for personnel performing development activities. We expect research and development expenses to increase as we continue to develop and maintain our relay technologies.

        Interest income (expense), net. We incurred interest expense of $10,000 for the three months ended September 30, 2007 compared to interest income of $46,000 for the three months ended September 30, 2006. This resulted from our incurring interest expense of $34,000 from our issuance of debt during the three months ended September 30, 2007. Interest income for the three months ended September 30, 2007 was $24,000.

        Discontinued operations. The Company recorded a loss from discontinued operations of $372,000 for the three months ended September 30, 2006. This relates to our prepaid calling card division which was sold in 2006.

Nine months ended September 30, 2007 Compared to Nine months ended September 30, 2006

        Relay services revenue. Relay services revenue increased 121%, to $11,787,000 for the nine months ended September 30, 2007 from $5,325,000 for the nine months ended September 30, 2006. This increase was primarily due to our obtaining FCC certification in June 2006, allowing us to bill directly for service usage as opposed to submitting through a third party provider as in prior periods, as well as increased usage of our i711.comTM telecommunications relay service which was launched in March 2005. In addition, during December 2006, we began offering our i711® Video Relay Service (VRS). Video Relay Service revenue was $1,224,000 for the nine months ended September 30, 2007.

        Subscriber revenue. Subscriber revenue decreased to $867,000 for the nine months ended September 30, 2007 from $934,000 for the nine months ended September 30, 2006. This was primarily due to decreases in our full service offering subscriber base.

        Commission revenue. Commission revenue decreased to $451,000 for the nine months ended September 30, 2007 from $2.0 million for the nine months ended September 30, 2006. This decrease primarily was due to decreased acquisition of subscribers on behalf of wireless network providers through our indirect distribution channel.

        Equipment revenue. Equipment revenue increased to $300,000 for the nine months ended September 30, 2007 from $266,000 for the nine months ended September 30, 2006. This increase was primarily due to higher sales of mobile devices.

        Other revenue. Other revenue increased to $43,000 for the nine months ended September 30, 2007 from $5,000 for the nine months ended September 30, 2006.

        Cost of relay services revenue. Cost of relay services revenue increased 166%, to $8.1 million for the nine months ended September 30, 2007 from $3.0 million for the nine months ended September 30, 2006. This increase was due to third party service fees related to our i711.comTM telecommunications relay service and our i711® Video Relay Service (VRS), primarily as a result of our obtaining FCC certification in June 2006, allowing us to bill directly for service usage as opposed to submitting through a third party provider, on a net basis, as in prior periods. In addition, during December 2006, we began offering our i711® Video Relay Service (VRS). Cost of Video Relay Service revenue was $792,000 for the nine months ended September 30, 2007.

        Cost of subscriber airtime. Cost of subscriber airtime increased 43%, to $811,000 for the nine months ended September 30, 2007 from $569,000 for the nine months ended September 30, 2006. This increase was primarily due to increased costs in our text based wireless services.

        Cost of network operations. Cost of network operations increased to $87,000 for the nine months ended September 30, 2007 from $81,000 for the nine months ended September 30, 2006 due to increased salaries and benefits for personnel performing network operations activities.

        Cost of equipment revenue. Cost of equipment revenue increased 30%, to $495,000 for the nine months ended September 30, 2007 from $380,000 for the nine months ended September 30, 2006. This increase was primarily due to higher sales of mobile devices.

        Sales and marketing. Sales and marketing expenses decreased to $1.6 million for the nine months ended September 30, 2007 from $1.7 million for the nine months ended September 30, 2006. This decrease primarily was due to decreased payments to third parties as compensation for marketing our products.

        General and administrative. General and administrative expenses increased to $4.1 million for the nine months ended September 30, 2007 from $3.3 million for the nine months ended September 30, 2006. This increase was primarily due to increased salaries and benefits for personnel performing general corporate activities, including $569,000 in stock-based compensation.

        Research and development. Research and development expense increased to $316,000 for the nine months ended September 30, 2007 from $271,000 for the nine months ended September 30, 2006. This increase was primarily due to increased salaries and benefits for personnel performing development activities.

        Settlement Loss, net. The Company recorded a settlement loss totaling $162,000 for the nine months ended September 30, 2007 as a result of its settlement with Hands On.

        Terminated merger costs. The Company recorded terminated merger costs of $431,000 for the nine months ended September 30, 2006 related to the termination of the Hands On merger.

        Interest income (expense), net. Interest income decreased to $49,000 for the nine months ended September 30, 2007 from $146,000 for the nine months ended September 30, 2006. This decrease was partially due to our incurring interest expense of $34,000 from our issuance of debt during the three months ended September 30, 2007.

        Discontinued operations. The Company recorded a loss from discontinued operations of $571,000 for the nine months ended September 30, 2006. This relates to our prepaid calling card division which was sold in 2006.

Liquidity and Capital Resources

        We have incurred significant operating losses since our inception and as of September 30, 2007 have an accumulated deficit of $277.6 million. During the nine months ended September 30, 2007, we incurred a net loss of $2.4 million, used $200,000 of cash to fund operating activities and overall experienced a decline of $788,000 in our cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

        On August 2, 2007, we announced the execution of a definitive agreement under which we will acquire the assets of Verizon’s Telecommunications Relay Services (TRS) division for $50 million in cash and up to an additional $8 million in contingent cash consideration. The transaction will be financed through $35 million of committed equity financing and $30 million of committed senior debt financing with a five year term, funded in each case by Clearlake Capital Group.

        On September 12, 2007, we announced entry into a definitive merger agreement with Hands On Video Relay Services, Inc. (Hands On) for $35.0 million in cash and 6.7 million shares of our common stock. The Hands On merger is conditioned on the consummation of the above referenced acquisition of Verizon’s Telecommunications Relay Services division. The Hands On transaction will be financed through $5 million of committed equity financing and $40 million of committed senior debt financing with a five year term, funded in each case by Clearlake bringing the total Clearlake commitment to the Company to $110 million in equity and debt.

        Net cash used in operating activities amounted to $200,000 for the nine months ended September 30, 2007, principally reflecting our loss from operations offset by non-cash depreciation and stock based compensation and increases in accrued expenses.

        We used $1,509,000 in cash from investing activities during the nine months ended September 30, 2007, which primarily resulted from increased other assets from deferred acquisition costs related to our agreement under which we will acquire the assets of Verizon’s Telecommunications Relay Services (TRS) division and the merger with Hands On, as well as, funds related to purchases of equipment and capitalized costs associated with the development of our i711.comTM branded Internet service.

        Net cash provided by financing activities was $921,000 for the nine months ended September 30, 2007, which resulted from the issuance of preferred stock and debt.

        As of September 30, 2007, our principal commitments consisted of obligations outstanding under operating leases. As of September 30, 2007, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $460,000, of which approximately $97,000 is payable in the next twelve months.

        The following table summarizes GoAmerica’s contractual obligations at September 30, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

September 30, 2007 (In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Capital Lease Obligations	$155	$85	$70	$—	$—
Operating Lease	460	97	203	160	—
Obligations
Loan payable	2,719	2,719	—	—	—

Total	$3,334	$2,901	$273	$160	$—

        Effective November 1, 2007, Wayne D. Smith, Executive Vice President, General Counsel and Secretary, has resigned from all of his positions at the Registrant. Mr. Smith will receive one year’s severance, continuing medical benefits, and all restrictions remaining on restricted stock grants of the Company’s Common Stock previously made to him will lapse. Mr. Smith will be entitled to receive a bonus, relating to 2007, in an amount equal to any bonus that may be paid to any other executive officer of the Company. If the acquisitions referred to in note 11 are consummated, Mr. Smith will receive a special transaction bonus recognizing his efforts in the amount of $50,000. Donald G. Barnhart, the Company’s Chief Financial Officer, was appointed Secretary of the Company on October 9, 2007.

Forward Looking Statements

        The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our limited operating history; (ii) our ability to respond to the rapid technological change of the wireless data industry and offer new services; (iii) our dependence on wireless carrier networks; (iv) our ability to respond to increased competition in the wireless data industry; (v) our ability to integrate acquired businesses and technologies, including Verizon’s TRS division and Hands On assuming those transactions close; (vi) our ability to generate revenue growth; (vii) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; and (viii) difficulties inherent in predicting the outcome of regulatory processes. Many of such risks and others are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this statement on its results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We have not yet determined the impact of this statement on our results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We believe that we have limited exposure to financial market risks, including changes in interest rates. At September 30, 2007, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in our net loss of approximately $31,000 based on cash and cash equivalent balances at September 30, 2007. We currently hold no derivative instruments and do not earn foreign-source income.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

        As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.

        There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        On September 22, 2004, Boundless Depot, LLC (“Boundless Depot”) and Scott Johnson, one of two Boundless Depot shareholders, sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of one million dollars for GoAmerica’s refusal to pay Boundless Depot unattained contingent consideration, consisting of cash and/or GoAmerica Common Stock, with respect to the Asset Purchase Agreement dated as of February 8, 2003 (the “Deafwireless Agreement”), pursuant to which GoAmerica and Wynd Communications acquired certain Deafwireless assets. The total value of such contingent consideration, if all contingencies had been fully met and amounts paid immediately thereupon, would not have exceeded $211,000; however, we do not believe any of the contingent consideration is owed to Boundless Depot or either of its shareholders since conditions of the Deafwireless Agreement were not met and we incurred costs for which we are entitled to receive reimbursement from Boundless Depot or offset against any amounts that may become payable to Boundless Depot. Upon petition by GoAmerica and Wynd Communications, the Court has ordered this matter into arbitration, which process is now pending. We intend to defend this action vigorously and may elect to pursue counterclaims.

        On May 2, 2005, the Company entered into a loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, the “Hands On Entities”). Pursuant to that agreement, all amounts that the Company advanced to Hands On were secured, initially, by the assets acquired with such funds with interest at a defined prime rate. On July 6, 2005, the Company entered into a merger agreement with the Hands On Entities and their principal shareholders (collectively, “Hands On”). On March 7, 2006, the Company announced its determination not to pursue its proposed merger with Hands On. As a result of the merger agreement termination, Hands On’s repayment obligations under the loan agreement began July 1, 2006. After the Company received all such payments due through September 30, 2006, Hands On ceased making payments due. In December 2006, the Company commenced litigation against Hands On, seeking recovery of approximately $562,000. In April 2007, the Company executed a settlement agreement and mutual release related to its litigation with Hands On in exchange for an immediate $400,000 cash payment, termination of litigation, mutual release of all loan- and merger-related claims (asserted and otherwise), and other consideration.

Item 6. Exhibits.

10.1	Second Amendment to Services Agreement Among the Company, Nordia, Inc. and Stellar Nordia Services LLC.
(Portions of the Second Amendment have been omitted pursuant to an application for confidential treatment of certain terms of such Second Amendment filed separately with the SEC.)

10.2	Second, Third and Fourth Side Letters to the Agreement and Plan of Merger by and among GoAmerica, Inc., HOVRS Acquisition Corporation, Hands On Video Relay Services, Inc. and Bill M. McDonagh, as Stockholder’s Agent, are incorporated by reference to Annex D to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on November 9.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Amended and Restated Investor Rights Agreement (to be executed upon the closing of the merger with Hands On Video Relay Services, Inc.).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOAMERICA, INC.

DATE: November 14, 2007	By:	/s/ Daniel R. Luis Daniel R. Luis Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2007	By:	/s/ Donald G. Barnhart Donald G. Barnhart Chief Financial Officer (Principal Financial and Accounting