Form 10-K
period 2007-12-31
GOAMERICA INC
filed 2008-03-28
CIK 1101268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission File Number 0-29359

GOAMERICA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3693371

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

433 Hackensack Avenue, Hackensack, New Jersey	07601

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (201) 996-1717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes: ________                                                                                  No:   ___X___

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes: ________                                                                                  No:   ___X___

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ___ X____                                                                               No: ________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer _____            Accelerated Filer ______              Non-accelerated filer  _____X_____

Smaller reporting company _________

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ________                                                                                  No:   ___X___

     The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007), was $11,078,740.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 24, 2008:

Class	Number of Shares
Common Stock, $0.01 par value	9,159,092

Documents Incorporated by Reference:

     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INTRODUCTORY NOTE

     Each reference in this Annual Report to “GoAmerica”, the “Company” or “We”, or any variation thereof, is a reference to GoAmerica, Inc. and its subsidiaries, unless the context requires otherwise.

     Many of GoAmerica’s product/service names referred to herein are trademarks, service marks or tradenames of GoAmerica. This Annual Report also includes references to trademarks and tradenames of other companies. The GoAmerica and Wynd Communications names and logos and the names of proprietary products and services offered by us are trademarks, registered trademarks, service marks or registered service marks of GoAmerica. “i711” and the “i711” logo, and “ClickRelay” are registered trademarks, and “i711.com”, “i711 Wireless”, “i711 Call Me”, “One-Click Call Back”, “Relay and Beyond”, and “Clear Mobile” are among the trademarks and/or service marks of GoAmerica.

FORWARD-LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms, variations of such terms or the negative of those terms. There are many factors that may cause actual results to differ materially from those contemplated by such forward-looking statements. In addition to the factors disclosed by us under the caption “RISK FACTORS” and elsewhere in this document, the following factors concerning GoAmerica, among others, could cause our actual results to differ materially and adversely statements: (i) our ability to integrate our recent acquisitions into our existing businesses and operations; (ii) our ability to respond to the rapid technological change of the telecommunications relay service (known as “TRS”) and/or wireless data industries and offer new or enhanced services; (iii) our dependence on wireline and wireless carrier networks and technology platforms supporting our relay services; (iv) our ability to respond to increased competition in the TRS and/or wireless data industries; (v) our ability to generate revenue growth; (vi) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; and (vii) difficulties inherent in predicting the outcome of regulatory processes. Such risks and others are more fully described in the Risk Factors set forth in Item 1A of this Annual Report. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

PART I

Item 1. Business of the Company.

General; Recent Events

     GoAmerica, Inc. (“GoAmerica” or the “Company”) is a provider of communications services for people who are deaf, hard-of-hearing, or speech-disabled. The Company’s vision is to improve the quality of life of its customers by being their premier provider of high quality, innovative communication services that break down communications barriers. For more information on the Company or its services, visit http://www.goamerica.com or contact GoAmerica directly at TTY 201-527-1520, voice 201-996-1717, Internet Relay by visiting http://www.i711.com, or video phone by connecting to hovrs.tv.

     On January 10, 2008, the Company acquired (1) certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions, and (2) Hands On Video Relay Services, Inc., a California-based provider of video relay and interpreting services.

Background on Telecommunications Relay Services

     Introduction

     Telecommunications relay service (or telerelay service) refers to a range of communications services that enable persons with hearing or speech disabilities the functionality to place and receive telephone calls. It is available in all 50 states, the District of Columbia, Puerto Rico and the U.S. territories for both local and long distance calls.

     The Americans with Disabilities Act of 1990 (the “ADA”) requires the Federal Communications Commission (the “FCC”) and each of the states to ensure that telerelay service is available to persons with hearing or speech disabilities 24 hours per day and federal and state policy-makers have determined that it should be free of charge to eligible users. Therefore, service providers are wholly reimbursed for such services from either a federal (for state-to-state calls) or a state (for in-state calls) reimbursement fund.

     Broadly speaking, there are two categories of telerelay services. The first is the traditional telecommunications relay service that relies exclusively on a telephone-typewriter device. The second, more recent variety, is Internet-based services. Telerelay service uses operators, called communications assistants, to facilitate telephone calls between people with hearing and speech disabilities and hearing individuals. A telerelay service call may be initiated by either a person with a hearing or speech disability, or a person without any such disability. When a person with a hearing or speech disability initiates such a call, the person uses a telephone-typewriter or an Internet-based device that permits text (such as a computer or a wireless device) to contact a relay center, and gives a communications assistant the telephone number of the party he or she wishes to call. The communications assistant in turn places an outbound traditional voice call to that person. The communications assistant then serves as a link for the call, voicing to the called party the text that the communications assistant received from the initiating party, and vice versa.

     Conversations are relayed in real-time and communications assistants are not permitted to disclose to any third person not involved in the call the content of any conversation. Like hearing callers, relay callers are not limited by the type, length or nature of their calls.

     An overview of the various forms of telerelay service is provided below.

     Traditional Telecommunications Relay Service

     Traditional telerelay service enables a person with a hearing or speech disability to utilize a text-telephone or captioned telephone device (historically referred to as a telephone typewriter, or a TTY device), to initiate calls to, and receive calls from, hearing enabled persons.

     In order to make such a call, a speech- or hearing-disabled person dials a toll-free number established by the state in which the call originates. The call is then routed to a calling center authorized by the state. Except for California, which contracts with multiple providers, states typically contract with one provider to operate the calling center. That provider handles all traditional telerelay calls received by the calling center, both in-state calls, and state-to-state calls. In-state calls are reimbursed from a state fund at state approved rates. State-to-state calls are reimbursed from a federal fund at FCC-approved rates. We refer to this federal fund as the “federal TRS fund.” States typically select the chosen provider as a result of a public bid process.

     Key aspects of traditional telerelay service include:

  State telecommunications relay service providers are selected through an open bid process.
  A state contract generally provides a reasonably consistent revenue stream to the winning telecommunications provider for three to seven years.
  Current state reimbursement rates range from $0.75 to $1.90 per minute (compared to the 2007-2008 reimbursement rate for traditional state-to-state telecommunications relay service of $1.592 per conversation minute, except for speech-to-speech service, the rate for which is $2.723 per conversation minute).
  Similar to traditional state-to-state telerelay service, in-state traditional telerelay service traffic is declining due to consumer preference for Internet-based telerelay service.

     Internet-Based Telerelay Service

     Internet-based forms of telerelay service have developed over the last decade. They are currently treated by the FCC as if they are state-to-state calls (even when a call is in-state), and such calls are thus regulated by the FCC and service providers are reimbursed via the federal TRS fund. Internet-based telerelay services include the following types of service:

     Internet Protocol Relay (IP relay) – IP relay is a text-based form of telerelay service that uses the Internet, rather than traditional telephone lines, for the leg of the call between the person with a hearing or speech disability and the communications assistant. In all other respects, IP relay calls are handled in the same manner as text-to-voice traditional telerelay service calls. The user utilizes a computer or other web-enabled device to communicate with the communications assistant rather than a text-telephone device. IP relay currently represents the most widely used form of Internet-based telerelay service. The current IP relay reimbursement rate is $1.293 per conversation minute. This rate will remain in effect through the 2009-2010 reimbursement year, subject to annual adjustments described in the “Funding Mechanisms” section below.

     Video Relay Service (VRS) – Video relay service is an Internet-based form of telerelay service that enables persons whose primary language is American Sign Language (“ASL”) to communicate with a communications assistant in ASL using video conferencing equipment. The user accesses the communications assistant over an Internet-based device such as a webcam or videophone. The communications assistant receives the ASL communication, and then voices that communication to the hearing party, and vice versa. Video relay service allows conversations to flow in near real-time and in a faster and more natural manner than text-based telerelay service. Video relay service currently represents the fastest growing form of telerelay service. According to its May 1, 2007 annual report to the FCC, the National Exchange Carriers Association, or “NECA”, forecasts 2007 video relay service traffic to increase more than 32% over 2006, from approximately 44.3 million conversation minutes in 2006 to approximately 58.6 million conversation minutes in 2007. The current VRS reimbursement rate is tiered according to VRS call volumes (measured by monthly minutes of use), at the following rates: (1) for the first 50,000 monthly minutes, $6.77 per minute; (2) for monthly minutes between 50,001 and 500,000, $6.50 per minute; and (3) for monthly minutes above 500,000, $6.30 per minute. This rate will remain in effect through the 2009-2010 reimbursement year, subject to annual adjustments described in the “Funding Mechanisms” section below.

     Operational and Performance Requirements

     Telerelay service providers must offer service that meets certain mandatory minimum standards set by the FCC. These include:

    The communications assistant answering or placing a telerelay service call must stay with the call for a minimum of ten minutes to avoid disruptions to the user (15 minutes for speech-to-speech calls).
    Most forms of telerelay service must be available 24 hours a day, seven days a week.
    Telerelay service providers must answer 85% of all calls within ten seconds. As of January 2007, the FCC requires that video relay service providers answer 80% of all video relay service calls within 120 seconds.
    Telerelay service providers must make best efforts to accommodate a telerelay service user’s requested communications assistant gender.
    Communications assistants are prohibited from intentionally altering or disclosing the content of a relayed conversation and generally must relay all conversation verbatim unless the user specifically requests summarization.
    Telerelay service providers must ensure user confidentiality and communications assistants (with a limited exception for speech-to-speech) may not keep records of the contents of any conversation.
    The conversation must be relayed in real-time.
    Communications assistants must provide a minimum typing speed for IP relay calls and video relay service communications assistants must be qualified interpreters.
    For most forms of telerelay service, the provider must be able to handle emergency (911) calls and relay them to the appropriate emergency services.

     Funding Mechanisms

     In-State. As noted above, in-state traditional telerelay services are paid for by that state’s universal service fund. Each state utilizes its own unique funding formula and mechanism, which can include assessments on carriers operating in the state, assessments built into local or state telecommunications rates, or taxes administered by the state. Rates are generally set on a multi-year basis.

     State-To-State. State-to-state telerelay services (which include all IP relay and video relay service regardless of the locations of the persons initiating or receiving a call), are paid for out of the federal TRS fund which was established by the FCC and which is administered by NECA, a non-profit entity described below. The federal TRS fund receives funds from an assessment the FCC imposes upon all state-to-state telecommunications carriers, which presently number more than 5,800. The carriers generally pass these assessments on to their customers via a monthly surcharge which is represented as a percentage of a customer’s monthly state-to-state charges. The FCC establishes an annual per-minute reimbursement rate for each form of telerelay service and authorizes NECA to administer payments to relay service providers from the federal TRS fund.

     The federal TRS fund was established by the FCC in July 1993. Initially only state-to-state traditional telerelay service minutes were reimbursable. Over the years the FCC has authorized the reimbursement of additional forms of relay services and currently reimburses service providers for traditional telerelay service, IP relay service, speech-to-speech service, captioned telephone service (both traditional and IP)(“CAPTEL”) and VRS. Currently the Company does not provide the CAPTEL service.

     The federal TRS fund is administered by NECA, a non-profit organization created in 1984 by telecommunications companies to administer the fees that long distance companies pay to access local telephone networks. NECA was appointed as the fund administrator for telerelay services by the FCC in 1993 for a two-year term, and reappointed in 1995 and 1998 to four-year terms. Beginning in 2003, NECA’s appointment as fund administrator was extended on a month-to-month basis.

     The federal TRS fund has experienced significant growth, from $90 million for the 2002-2003 funding period to $553.4 million for the 2007-2008 funding period (with $430 million of that amount, or nearly 75%, to be used to fund VRS alone). The growth in fund size is attributable in large part to FCC decisions recognizing new forms of telerelay service, such as IP relay and VRS, and to increased consumer demand for these services.

     In addition to the Company, the following service providers currently receive reimbursement payments from the federal TRS fund:

    Ameritech
    AT&T
    Communications Access Center for the Deaf and Hard-of-Hearing (VRS only)
    CSDVRS
    Hamilton Telecommunications
    Hands On Video Relay Services (VRS only)
    Healinc Telecom LLC
    Kansas Relay Services, Inc.
    MCI
    Nordia
    Snap!VRS
    Sorenson Communications (Internet and VRS only)
    Sprint

        In previous years, NECA would collect and review projected cost and minutes of use data submitted by telerelay service providers to determine annual reimbursement rates for the various forms of telerelay service. The rates would be effective for the fiscal year ending June 30. Active relay service providers would submit to NECA their respective expenses for the previous two years as well as projections for the upcoming two years. NECA would review the information to develop a methodology for calculating an average cost per service minute across all providers of each particular form of telerelay service. The proposed per minute reimbursement rates would then be submitted to the FCC, which made a final determination regarding the level of new rates.

        In November 2007, the FCC released an order that substantially modified the cost recovery mechanism for all forms of state-to-state telerelay service in the following ways:

Traditional telerelay, speech-to-speech service, and CAPTEL. Reimbursement rates for these services will now be calculated according to a Multi-state Average Rate Structure (MARS) plan, which uses a weighted average of competitively bid reimbursement rates for various types of in-state telerelay service. Each January, NECA will require each state telerelay administrator and each provider of the relevant state-to-state telerelay services to submit certain data related to provision and compensation of those services. NECA will then compute the weighted average reimbursement rate based on the data provided and submit it to the FCC, which will make a final determination regarding the reimbursement rate by June 30 of that year. The following rates apply for the remainder of the 2007-2008 reimbursement year: (1) for traditional telerelay service, $1.592 per minute; (2) for speech-to-speech service, $2.723 per minute; and (3) for CAPTEL (both traditional and IP), $1.629 per minute.

IP Relay. Reimbursement rates for IP relay will now be established for three-year periods under a “price cap”plan. The FCC will establish a base reimbursement rate for the period, and that reimbursement rate will be adjusted for each year of that period based on (1) an established inflation factor (the Gross Domestic Product —Price Index); (2) exogenous costs (costs beyond the control of telerelay providers that are not reflected in the inflation adjustment); and (3) an “efficiency factor” (an annual rate reduction of 0.5%). The current three-year reimbursement rate of $1.293 per minute will continue (as adjusted) through the 2009-2010 reimbursement year.

VRS. Reimbursement rates for VRS will continue to be based on providers’ projected costs and minutes of use, but the rates will now be established for three-year periods, subject to an annual rate reduction of 0.5%. However, the FCC will no longer use a single weighted average reimbursement rate for all VRS providers. Instead, it has adopted a tiered reimbursement structure for VRS based on call volumes (measured by minutes of use), with the following current rates: (1) for the first 50,000 monthly minutes, $6.77 per minute; (2) for monthly minutes between 50,001 and 500,000, $6.50 per minute; and (3) for monthly minutes above 500,000, $6.30 per minute. These current three-year reimbursement rates will continue (as adjusted) through the 2009-2010 reimbursement year.

     Non-Rate Government Regulation

     GoAmerica is certificated by the FCC to provide IP relay and VRS and to receive reimbursement from the federal TRS fund. Consistent with that certification, GoAmerica must adhere to certain operational and performance standards, discussed above.

Our Business

     Integrated Products and Services Offered

     After the Company’s January 10, 2008 acquisitions of Verizon’s TRS division and Hands On, we currently have five lines of business:

  Internet Text Relay Services – Internet text relay services enable deaf or hard of hearing callers to use a Web-connected computer or wireless handheld device to place calls, which are connected to a relay operator. The relay operator calls the voice number and then verbally speaks the text message typed by the deaf caller to the hearing recipient, and types the hearing party’s responses back to the deaf party. The Company provides versions of this service under the IP-Relay brand acquired from Verizon TRS and the existing i711 brand from GoAmerica.

  Video Relay Services (“VRS”) – Using VRS, a deaf caller begins a call by communicating directly with a sign language interpreter over a live video connection, either on a webcam-equipped PC or a set-top videophone; the interpreter places the call on the deaf person’s behalf, and translates the caller’s sign language into audible speech for the hearing person, and back into sign language for the deaf caller. The Company provides versions of this service primarily under the Hands On Video Relay Services (“HOVRS”) and i711 brands. In addition, the Company offers a white label solution by providing the infrastructure and interpreting services for video relay services offered by Sprint and AT&T.

  Community Interpreting Services – Certified sign language interpreters provide interpreting services in situations where relay services may not be available or ideal, such as a doctor appointment or in-person business meeting.

  Wireless Devices and Services – The Company provides wireless devices, such as the T- Mobile Sidekick, or other devices that are hearing-aid compatible, and value-added wireless services customized for deaf or hard of hearing consumers.

  State Telecommunications Relay Services – Traditional relay service enables a person with a hearing or speech disability to use a text-telephone device (historically referred to as a telephone typewriter, or a TTY device), to initiate calls to, and receive calls from, hearing persons. The Company has contracts to provide these services in California, Tennessee, and the District of Columbia.

     Relay Services

     Our i711.com text and VRS permit deaf consumers to contact a TRS operator to place a “live” telephone call to a hearing party by using certain wireless handheld devices, or personal computers. Generally, TRS enables standard voice telephone users to talk to people who have difficulty hearing or speaking on the telephone by having a relay operator (also referred to as Communications Assistants or “CA’s”) interpret for both parties via text-to-voice interpretation or in the case of VRS, a sign language-to-voice interpretation. VRS generally enables individuals who use American Sign Language to use video equipment to make calls by communicating with a CA, who interprets the initial message into either speech or text and signs back the hearing party’s response.

     We launched our i711.com VRS in December 2006, joining our text-based IP relay services, which can be accessed using various technologies, including wireless handhelds such as the RIM Blackberry and T-Mobile Sidekick, our i711.com Internet portal, and a new service we made available in December 2006 called “i711 Call Me”, which permits hearing parties to contact deaf consumers through a personal toll-free number that is directed to our relay platform.

     Our text relay service communicates with Nordia, Inc.’s technology platform and CA’s to facilitate calls. i711.com VRS uses sign language interpreters to facilitate calls through a commercial arrangement with Visual Language Interpreting, Inc. We developed our i711.com web portal and service with distinctive calling features and a community orientation in order to be a user friendly, familiar and preferred Internet-based relay service.

     As a result of our acquisition of the assets of Verizon’s TRS division in January 2008, we now provide traditional telerelay service (both in-state and state-to-state) under contracts from three jurisdictions – California, Tennessee and the District of Columbia. In recent years, traditional telerelay service revenue has experienced a steady decline due to product substitution as state telerelay service customers switch to Internet-based relay services (IP relay and VRS).

     Hands On Products and Services

     Our Hands On subsidiary, acquired in January 2008, currently provides customers with the following products related to the VRS business and community interpreter business:

VRS Core Services	Description
Dlink Video Phone	Hands On deployed and installed new video phone
(new)

Video Phone	The addition of Hands On VRS to a competitor’s video phones
(converts)

VideoSign 2.5	PC application to initiate and receive point to point (“P2P”) and VRS calls
(PC)

Hands OnWidget	Dashboard widget (mini-application) for Apple MacIntosh OS X
(Tiger only) to imitate VRS calls.

Hands OnIM	A simple way to initiate VRS calls via iChat (Mac) or AIM 5.5 or better (PC).

Spanish Language	The ability to interpret between ASL and spoken Spanish
to ASL

Business VRS	Web button to initiate a VRS call from an ASL user to a business
Web Button

VRS Ancillary
Services
Voice to Video	Ability to receive calls from a hearing person to VRS user
(V2V)

Video Mail	Ability to record an ASL video message (aka voicemail)

VPChat	Allows customers to text-chat with the VI over a VP session

Community
Interpreting
On-Site ASL	Providing on-site live ASL interpreters
Interpreting

     Hands On is headquartered in Rocklin (Sacramento area), California, and currently maintains call centers in Rocklin, Oakland, San Diego, Long Beach and Temecula, California; Vancouver, Washington; Salem/Portland, Oregon; and, through subcontractor relationships, in Orlando, Florida and San Juan, Puerto Rico. Hands On is also in the process of opening call centers in Las Vegas, Nevada; Honolulu, Hawaii; Seattle, Washington; Tampa, Florida; Richmond, Virginia; Chicago, Illinois; Atlanta, Georgia and Madison Wisconsin.

     Hands On is also a provider of community interpreter services. Typically, Hands On’s customers contact the company to schedule an interpreter and then Hands On will assign a qualified interpreter to meet the customer’s needs. Hands On currently concentrates its services in the Northern California region, but can provide nationwide, 24-hour a day, sign language interpreting services through its network of interpreters.

     Wireless Subscription Services

     Our wireless subscription services operate over the T-Mobile wireless data network and currently consist primarily of two offerings: 1) the resale of recurring monthly data-only services for deaf or hard of hearing customers; and 2) our value added services called Wireless Toolkit; a collection of services including AAA Roadside Assistance, TTY/TDD messaging, and access to Insight Cinema’s captioned movie information. Our Wireless Toolkit is a software application that runs on popular versions of the RIM BlackBerry and the T-Mobile Sidekick. We anticipate that the resale of recurring data-only services will cease on or about March 31, 2008. During 2006, we ceased offering our WyndTell services, which operated on older wireless networks using devices no longer manufactured by RIM. We also currently provide our proprietary software technology called Go.Web on a limited basis. As our business emphasis and product development efforts are focused on servicing the deaf and hard of hearing markets, we have not continued to invest in Go.Web.

     The financial contribution of Wireless Subscription Services to the Company continues to decline, and we do not foresee devoting significant resources to this business during 2008 and beyond.

     Wireless Devices and Activations

     Through our master dealer agreement with T-Mobile, we sell wireless communications devices and earn commissions through the direct and indirect acquisition of subscribers on behalf of this network provider.

Marketing & Outreach

     Part of our obligations under our regulatory certification is that we conduct on-going outreach and educational activities designed to make consumers; both hearing and deaf, aware of telecommunications relay services.

     To accomplish this objective, we have a combination of full-time staff and independent contractors located throughout the United States who meet with consumers in large and small groups primarily to educate them about the services offered by the Company.

     To further educate consumers about our services we will often attend local tradeshows and advertise in appropriate online and print venues aimed at deaf and hard of hearing audiences.

Sales

     For services such as our wireless equipment sales or interpreting services, we use both direct and indirect channels of distribution to reach our customers.

     Direct Distribution. Direct distribution methods consist of those channels in which our personnel actively assist the customers with placing orders, currently comprised of our sales professionals and our online shopping portal designed for people who are deaf or hard of hearing, or hearing customers who are looking to arrange in-person interpreting services. Our telesales representatives respond to queries generated as a result of website visits and our marketing efforts, which usually contain our toll-free sales telephone and TTY numbers.

     Indirect Distribution. Indirect distribution methods consist of those channels where our distribution alliance partners take the order directly from the customers or refer customers to one of our direct sales representatives. With indirect distribution, we capture new business through dealers and value added resellers.

     Dealers offer our wireless products and services to their customers and are paid a commission for each sale. A dealer’s commission may consist of a one-time bounty only or may include a small percentage of revenues generated by their customers. Dealers are not responsible for billing or supporting the customer.

Competition

     The relay services market consists of well-funded competitors such as AT&T Inc., Sprint Nextel Corp., Hamilton Telecommunications and Sorenson Communications, Inc. (“Sorenson”). Each of these companies offers text relay services similar to the services the Company offers, and they may deploy similar enhancements and marketing tactics to attract the attention of prospective users. Each of the providers referred to above also offers VRS. Sorenson currently is the largest provider of VRS in the United States.

     The market for our wireless services is becoming increasingly competitive. The widespread adoption of industry standards in the wireless services market may make it easier for new market entrants and existing competitors to introduce services that compete against ours.

     With time and capital, it would be possible for competitors to replicate the services currently provided by the Company. The Company competes primarily on the basis of the functionality, breadth and the quality of our services.

     Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than GoAmerica; however, few of such competitors focus on deaf or hard-of-hearing customers to the same degree as we do. Despite any lack of a similar focus on the part of our competitors, many of these companies may have greater name recognition and may be able to adopt more aggressive approaches to the market than can GoAmerica. Competitive pressures may have a material adverse effect on our business and reduce our market share.

Technology and Operations

Service Infrastructure

     We use reliable third-party information technology firms to host many of our service applications. This data center strategy for our network connectivity and server hosting provides our customers with the highest levels of reliability while lowering our overall cost structure. We believe our provider’s facilities are capable of meeting the capacity demands and security standards for services we have developed or are developing for our customers. Technical personnel continually monitor network traffic, service quality and security.

Call Center Operations

     For our text relay services we continue to partner with Stellar Nordia to handle the call center operations; which includes recruiting, training, and on-going management of the call centers consistent with our quality and service standards.

     For our video relay services, we handle call center operations internally and with a limited number of independent interpreting agencies who supply qualified interpreters to assist with call handling functions. In the case of VRS call centers, we identify potential locations for the center, complete the build out and then recruit, staff, and manage the on-going operations of each center.

Software Technology

     For our i711.com text- and video- based relay services business, we have developed a standards-based, services platform that enables our customers to place relay calls using different access methods. The platform consists of a combination of proprietary and licensed technology elements. The i711.com relay services platform currently allows access from web browsers, AOL’s AIM instant messaging clients (text relay only), calls initiated from hearing parties through a toll free number, and wireless devices. The architecture of our i711 relay services platform allows us to add new access methods and value added services to the platform. The platform also allows for the addition of entirely new services to be added in the future. Our i711 relay services platform offers deaf or hard of hearing users a secure, fast, reliable and user friendly relay platform through our use of Secure Socket Layer, or “SSL”, efficient coding practices, system redundancy and user centric design principles.

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

     The same Internet-based text relay platform that we use for our i711 services will be used for the integration of the TRS assets acquired from MCI / Verizon.

     Our Hands On subsidiary uses an internally developed technology platform to provide its services in combination with some licensed technology and has proprietary PC software called VIDEOSIGN which is used by consumers to access our VRS through computers.

     For our Go.Web business, we use our proprietary wireless services platform that enables our customers to securely access most types of Web-based data from many leading wireless devices.

Licensed Software Technology

     Video Relay Service

     Our VRS service offerings operate in conjunction with internally developed and licensed technology which allows numerous users to interface simultaneously with the service.

     Customer Service, Billing and Fulfillment

     We provide tier-1 customer support for users of all our products and services. We use a combination of internally developed and licensed applications to make sure we follow up with customers who are having technical or service related issues with our offerings.

     We provide corporate or individual customer billing for all customers of our wireless and interpreting services. For Go.Web, EarthLink provides the majority of customer support and billing under a revenue sharing arrangement.

     For product fulfillment, we maintain an inventory of mobile devices and video camera equipment which we buy from third-party manufacturers and resellers.

Research and Development

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

Government Regulation

     See “Background on Telecommunications Relay Services” for a description of how our business is regulated. Since June 2006, we have been certified by the FCC to offer IP- and video-based forms of relay service and receive reimbursement directly from the federal TRS Fund. Consistent with this certification, to remain compliant we must adhere to certain technical, operational and performance standards described above.

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

Employees

     As of March 1, 2008, the Company had a total of 393 full-time or full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A. Risk Factors

Risks Particular To GoAmerica

We must integrate three businesses that previously operated independently: GoAmerica, Verizion’s TRS division and Hands On. We cannot assure you that we will be able to integrate and manage these businesses effectively.

     On January 10, 2008, GoAmerica acquired (1) certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions, and (2) Hands On Video Relay Services, Inc., a California-based provider of video relay and interpreting services. Although the businesses of these companies are complementary, the integration of the departments, systems business units, operating procedures and information technologies of the three businesses present a significant challenge to management. We cannot assure you that we will be able to integrate and manage these operations effectively or improve the historical financial performances of GoAmerica, Verizon’s TRS division, and Hands On. The failure to successfully integrate these systems and procedures could have a material adverse effect on the results of operations and financial condition of the combined company. The difficulties of combining the companies’ operations include:

  the necessity of coordinating geographically separated organizations;
  integrating personnel with diverse business backgrounds;
  integrating the businesses’ technology and products;
  combining different corporate cultures;
  the fact that Hands On has been a privately held company and will now become a subsidiary of a public company;
  retaining key employees;
  retaining existing customers;
  maintaining product development schedules;
  creating uniform standards, controls, procedures, policies and information systems;
  integrating sales and business development operations; and
  preserving important distribution relationships.

     In addition, the process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration process could have a material adverse effect on our business and results of operations.

The successful integration of Verizon’s TRS division depends in part on the performance of Stellar Nordia under a managed services agreement it has entered into with the Company.

     The Company is relying on a managed services agreement it has executed with Stellar Nordia to assist it in integrating Verizon’s TRS division into the Company’s combined operations. Under this agreement, Stellar Nordia is acting as GoAmerica’s subcontractor, and is assuming facilities, employees, and operational responsibilities at the two primary call centers associated with Verizon’s TRS division business. Although we have a good relationship with Stellar Nordia and are confident in its capabilities, if Stellar Nordia is unable to satisfactorily fulfill its obligations under the managed services agreement, we will be required to provide these services, which would place increased demands on our resources.

As described under “Item 1. Business of the Company,” NECA could decrease its reimbursement rates in the future, which could materially adversely affect the Company.

     As a provider of telerelay services, the Company is reimbursed monthly from the federal TRS fund for each IP relay and VRS conversation minute. The current IP relay rate is $1.293 per minute, and although this rate has been established for three years – through the 2009-2010 reimbursement year – it is subject to an annual 0.5% reduction (among other fluctuating adjustments that may or may not raise the rates). The current reimbursement rate for VRS, which is $6.77 per minute for the first 50,000 monthly minutes, $6.50 per minute for monthly minutes between 50,001 and 500,000, and $6.30 per minute for monthly minutes above 500,000, has also been established (subject to an annual 0.5% reduction) for the three-year period ending in the 2009-2010 reimbursement year. Although these three-year reimbursement rate plans provide increased rate stability from year to year, unanticipated changes to these rates by the FCC or decreases in future three-year reimbursement rates could materially adversely affect our revenues.

We incurred significant debt in connection with acquiring Verizon’s TRS division and Hands On. The recent sub-prime mortgage financial crisis has resulted in increased volatility in the capital markets, which could affect our ability to repay or refinance such indebtedness.

     We financed the acquisition of Verizon’s TRS division through $33.5 million of equity financing and $30 million of senior secured debt financing. We financed the acquisition of Hands On through $40 million of senior secured debt financing and $5 million of equity financing. The recent sub-prime mortgage financial crisis has resulted in increased volatility in the capital markets. We cannot predict the effect such volatility, if it continues or increases, will have on our stock price in general or on our ability to repay or refinance the indebtedness we incurred in connection with these acquisitions.

If the growth of the VRS market is less than what we anticipate, the Company’s financial results could be adversely affected.

     We anticipate significant growth in the VRS market, which currently represents the fastest growing form of telerelay service. If actual growth in this market is less than what we anticipate, the Company’s financial results could be adversely affected.

If we cannot attract and retain interpreters, our ability to provide VRS could be adversely affected.

     The success of our VRS business depends on the availability of highly specialized interpreters. To the extent we are not able to attract and retain these interpreters, our ability to provide V RS could be adversely affected.

We have historically incurred losses and these losses will continue in the foreseeable future.

     GoAmerica has never earned a profit. We had net losses of $3.8 million, $2.0 million and $4.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. While we believe our acquisitions of Verizon’s TRS division and Hands On will enable us to achieve scale in IP relay and VRS in a quicker-to-market and more cost effective manner than would be the case if GoAmerica were to grow these businesses, particularly the VRS business, organically, we can give no assurance that we will attain the type of revenue enhancements and cost savings necessary to achieve or sustain our revenue or profit goals.

We may not achieve or sustain our revenue or profit goals, and our ability to do so depends on the factors specified elsewhere in “Risk Factors” as well as on a number of factors outside of our control, including the extent to which:

  our competitors announce and develop, or to the extent permitted by applicable regulations lower the prices of, competing services;

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

     As a result of the acquisitions of Verizon’s TRS division and Hands On, control of the Company is concentrated in Clearlake Capital Group, L.P. and its affiliates and certain former stockholders of Hands On, who own in the aggregate, assuming all of the Company’s outstanding Series A Preferred Stock is converted into common stock, approximately 87.2% of the outstanding shares of common stock of the Company. If funds are raised in the future through the issuance of equity securities, the percentage ownership of our then-current stockholders will be reduced further and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of such indebtedness would have rights senior to the rights of common stockholders and the terms of such indebtedness could impose restrictions on our operations. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all.

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

  failure to integrate the acquired assets and/or companies with our current business;

  the price we pay may exceed the value we eventually realize;

  loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;

  potential loss of key employees from either our current business or the acquired business;

  entering into markets in which we have little or no prior experience;

  diversion of management’s attention from other business concerns;

  assumption of unanticipated liabilities related to the acquired assets; and

  the business or technologies we acquire or in which we invest may have limited operating histories, may require substantial working capital, and may be subject to many of the same risks we are.

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

     We believe that our business prospects depend in part on our ability to maintain and improve our current services and to develop new services. Our services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our service offerings, major new services and service enhancements require long development and testing periods. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. Additionally, our new services and service enhancements may not achieve market acceptance.

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

  effectively use and integrate new technologies;

  continue to develop our technical expertise;

  enhance our engineering and system design capabilities;

  develop applications for new networks and services;

  develop services that meet changing customer needs;

  influence and respond to emerging industry standards and other changes; and

  advertise and market our services.

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

Systems failures could harm our business by injuring our reputation or causing relay service users to use competitors’ services or lead to claims of liability for unsecured transmission of data.

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

     The market for our services is becoming increasingly competitive. The widespread adoption of industry standards may make it easier for new market entrants and existing competitors to introduce services that compete against ours. We developed our solutions using standard industry development tools. Many of our agreements with carriers, device manufacturers and data providers are non-exclusive. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

  relay providers such as AT&T, Sprint Nextel, Sorenson, Hamilton and Communications Services for the Deaf; and

  wireless carriers, such as Cingular, Sprint Nextel and T-Mobile, and distributors such as RACO, WirelessRain and Venecom

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

  the demand for and market acceptance of our services;
  downward price adjustments by our competitors on services they offer that are similar to ours;
  changes in the mix of services sold by our competitors;
  technical difficulties or network downtime;
  the ability to meet any increased technological demands of our customers; and
  economic conditions specific to our industry.

     Therefore, our operating results for any particular quarter may differ materially from our expectations or those of security analysts and may not be indicative of future operating results. The failure to meet expectations may cause the price of our common stock to decline.

If we fail to manage growth effectively, our business could be disrupted which could harm our operating results.

     If we are successful in implementing our business plan and experience growth in our business, it will be necessary for us to expand our workforce and to train, motivate and manage additional employees and/or contractors as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to effectively manage future growth could have a material adverse effect on our business.

We are vulnerable to circumstances outside of our control which could seriously disrupt our business.

     Our software, as well as any ancillary hardware, is vulnerable to damage or interruption from:

  fire, flood, and other natural disasters;
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

     The market for communications services serving deaf and hard-of-hearing persons has grown rapidly in recent years and the number and variety of competitive services is significant. Maintaining FCC certification has a material impact on our financial results. Current barriers to market acceptance of these services include cost, reliability, functionality and ease of use. Based on these factors and competitive aspects of the market, we cannot be certain of initial or continuing market acceptance of our services. If the market for our services does not grow or grows slower than we currently anticipate, our business, financial condition and operating results could be materially adversely affected.

New laws and regulations that impact our industry could materially adversely affect our business.

     As described elsewhere in “Risk Factors,” aspects of our relay business are subject to direct regulation and decisions by the FCC which could materially adversely affect our business. In addition, the carriers who supply us with network access are subject to regulation by the FCC and regulations that affect them could materially adversely affect our business. Our business could suffer significantly depending on the extent to which our activities or those of our customers or suppliers are regulated.

     In particular, the FCC recently issued an order requiring telerelay service providers to provide appropriate call routing for emergency calls (“E911”) within 30 days of the order’s publication in the Federal Register, and if the Company is unable to comply with this requirement by the compliance deadline, we may be subject to materially adverse FCC action. In addition, the FCC’s November 19, 2007 declaratory ruling may be interpreted to prohibit some or all of the Company’s marketing activities and direct customer contact. On March 17, 2008, the Company filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit challenging this declaratory ruling. However, if the Company’s challenge is unsuccessful, our potential inability to market our services or to contact our customers could materially adversely affect our revenues.

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

  announcements of technological or competitive developments;
  acquisitions or strategic alliances by us or our competitors;
  the gain or loss of a significant customer or order;
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

     As mentioned elsewhere under “Risk Factors,” the recent sub-prime mortgage crisis has resulted in volatility in the capital markets, and we cannot predict the effect such volatility, if it continues or increases, will have on our stock price.

Ownership of our common stock is concentrated in a few holders who are in a position to control substantially all significant corporate transactions we may consider.

     As a result of the acquisitions of Verizon’s TRS division and Hands On, control of the Company is concentrated in Clearlake Capital Group, L.P. and its affiliates and certain former stockholders of Hands On, who own in the aggregate, assuming all of the Company’s outstanding Series A Preferred Stock is converted into common stock, approximately 87.2% of the outstanding shares of common stock of the Company. As a result of their stock ownership, these stockholders are in a position to control substantially all significant corporate transactions we may consider in the future.

Our ability to issue additional shares of preferred stock and common stock in the future may be construed as having an anti-takeover effect.

     The issuance in the future of additional authorized shares of preferred stock or common stock, which our restated certificate of incorporation permits us to do, may have the effect of diluting the earnings per share and book value per share, as well as the stock ownership and voting rights, of the currently outstanding shares of our common stock. In addition, the existence of authorized, but unissued, shares of our preferred stock and common stock may be construed as having an anti-takeover effect. We could, subject to the board’s fiduciary duties and applicable law, issue such authorized shares to purchasers who might oppose a hostile takeover bid. Such a use of these additional authorized shares could render more difficult, or discourage, an attempt to acquire control of us through a transaction opposed by the board.

We do not intend to pay dividends on our common stock.

     We have never paid or declared any cash dividends on our common stock or other securities and intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Holders of our Series A Preferred Stock receive cumulative dividends. To the extent that such dividends are not paid in cash to the holders of Series A Preferred Stock, further dilution may occur to our holders of common stock upon the conversion of the accrued and unpaid dividends into shares of common stock.

Item 1B. Unresolved Staff Comments

     Not applicable.

Item 2. Properties.

     We own no real property. We lease office space located at 433 Hackensack Avenue in Hackensack, New Jersey, consisting of approximately 10,000 square feet that we lease through December 2009 and Rocklin, California, consisting of approximately 23,800 square feet that we lease through July 2009. We also lease small suites in Schaumburg, Illinois, Oakland, San Diego, Long Beach and Temecula, California, Vancouver, Washington, Salem/Portland, Oregon and Washington, D.C., each less than 2,500 square feet, as call centers for our video relay service. We believe that our current facilities or other readily available facilities are adequate to support our existing operations.

Item 3. Legal Proceedings.

     On September 22, 2004, Boundless Depot, LLC (“Boundless Depot”) and Scott Johnson, one of two Boundless Depot shareholders, sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of one million dollars for GoAmerica’s refusal to pay Boundless Depot unattained contingent consideration, consisting of cash and/or GoAmerica Common Stock, with respect to the Asset Purchase Agreement dated as of February 8, 2003 (the “Deafwireless Agreement”), pursuant to which GoAmerica and Wynd Communications acquired certain Deafwireless assets. The total value of such contingent consideration, if all contingencies had been fully met and amounts paid immediately thereupon, would not have exceeded $211,000; however, we do not believe any of the contingent consideration is owed to Boundless Depot or either of its shareholders since conditions of the Deafwireless Agreement were not met and we incurred costs for which we are entitled to receive reimbursement from Boundless Depot or offset against any amounts that may become payable to Boundless Depot. Upon petition by GoAmerica and Wynd Communications, the Court has ordered this matter into arbitration, which was scheduled for February 2006 and later deferred due to settlement discussions. The plaintiffs have not moved to reschedule the arbitration proceeding. We intend to defend this action vigorously and may elect to pursue counterclaims.

On May 2, 2005, we entered into a loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, “Hands On”). Pursuant to that agreement, all amounts that we advanced to Hands On were secured, initially, by the assets acquired with such funds with interest at a defined prime rate. On July 6, 2005, we entered into a merger agreement with the Hands On Entities and their principal shareholders (collectively, “Hands On”). On March 7, 2006, we announced our determination not to pursue the proposed merger with Hands On. As a result of the merger agreement termination, Hands On’s repayment obligations under the loan agreement began July 1, 2006. After we received all such payments due through September 30, 2006, Hands On ceased making payments due. In December 2006, we commenced litigation against Hands On, seeking recovery of approximately $562,000. In April 2007, we executed a settlement agreement and mutual release related to our litigation with Hands On in exchange for an immediate $400,000 cash payment, termination of litigation, mutual release of all loan- and merger-related claims (asserted and otherwise), and other consideration. On January 10, 2008, the Company acquired Hands On (see Item 1. Business of the Company).

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders was held on December 13, 2007. The matters voted upon at the Annual Meeting and the voting results were as follows:

(a) Shares were voted as follows with respect to proposal 1(a), the acquisition by GoAmerica of Verizon’s TRS division:

For: 1,696,414	Against: 35,748	Abstentions: 3,134	Broker Non-Votes: 661,268

(b) Shares were voted as follows with respect to proposal 1(b), the adoption of the TRS amended and restated certificate of incorporation:

For: 1,695,974	Against: 36,126	Abstentions: 3,195	Broker Non-Votes: 661,269

(c) Shares were voted as follows with respect to proposal 2(a), GoAmerica’s acquisition of
Hands On pursuant to a merger agreement:

For: 1,690,339	Against: 42,027	Abstentions: 2,930	Broker Non-Votes: 661,268

(d) Shares were voted as follows with respect to proposal 2(b), the adoption of the Hands On amended and restated certificate of incorporation:

For: 1,694,878	Against: 36,384	Abstentions: 4,033	Broker Non-Votes: 661,269

(e)      Shares were voted as follows with respect to proposal 2(c), the issuance of 967,118 shares of Series A Preferred Stock to partially fund the Hands On merger:

For: 296,228	Against: 0	Abstentions: 0	Broker Non-Votes: 0

(f)       Shares were voted as follows with respect to proposal 3, the approval of certain amendments to the Company’s 2005 Equity Compensation Plan:

For: 1,463,183	Against: 231,300	Abstentions: 40,812	Broker Non-Votes: 661,269

(g)     With respect to proposal 4(a), the following number of shares were voted for, and the following number of shares withheld authority for, the following persons for election of two Class A directors:

Director	For	Authority Withheld
Joseph Korb	2,365,410	31,154
Janice Dehesh	2,362,115	34,449

(h)      Shares were voted as follows with respect to proposal 4(b), the election of Behdad Eghbali as a Series A Preferred Stock director:

For: 296,228	Authority Withheld: 0

(i)          Shares were voted as follows with respect to proposal 5, the possible adjournment of the annual meeting if necessary to solicit additional proxies if there are insufficient votes at the time of the meeting to approve the proposals related to the acquisition of Verizon’s TRS division or the Hands On merger:

For: 2,346,214	Against: 41,846	Abstentions: 8,504	Broker Non-Votes: 0

     Accordingly, all proposals were approved. Upon the Company’s closings on January 10, 2008 of its asset purchase of the Verizon Telecommunications Relay Services (“TRS”) division and its merger with Hands On Video Relay Services, Inc., Sue Decker, Joseph Korb, Janice Dehesh and David Lyons submitted their resignations from GoAmerica’s board of directors, and Steven C. Chang, Steven Eskenazi, Bill McDonagh and Edmond Routhier were appointed to GoAmerica’s board of directors. King Lee resigned from, and Christopher Gibbons was appointed to, the board on March 20, 2008. Accordingly, GoAmerica’s board of directors currently consists of Aaron Dobrinsky, Daniel R. Luis, Behdad Eghbali, Steven C. Chang, Steven Eskenazi, Bill McDonagh, Edmond Routhier and Christopher Gibbons.

Item 4A. Executive Officers of the Registrant

     The following table identifies the current executive officers of the Company:

NAME	AGE	CAPACITIES IN WHICH SERVING	IN CURRENT POSITION SINCE
Daniel R. Luis	41	Chief Executive Officer and Director	2003
Edmond Routhier	40	President, Vice Chairman	2008
Donald Barnhart	50	Senior V.P., and Secretary	2004
Jesse Odom	41	Senior Vice President	2000

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

     Edmond Routhier joined Hands On as its President on September 2006. Prior to joining Hands On, Mr. Routhier was Managing Member of Caymus Investment Group, which makes private equity and debt investments. Mr. Routhier served as the chief executive officer of Sportsuniverse, Inc., an application service provider for a patented channel management software solution, from 1997 to 1999. In 1999, Sportsuniverse, Inc. was acquired by Fogdog.com, which went public in December 1999. Prior to joining Sportsuniverse, Inc. and Fogdog.com, from 1992 to 1997, Mr. Routhier was founder and chief executive officer of Rock’N Tacos, Inc., the parent company of Rock’N Tacos, JuiceGym and Rojoz Restaurants. Rock’N Tacos, Inc. was sold in 1997.

     Donald Barnhart joined GoAmerica in 1999 and became its Vice President and Controller in 2000. He was appointed Chief Financial Officer in March 2004 and served in that capacity until January 2008. Mr. Barnhart currently serves as Senior Vice President. Prior to joining GoAmerica, Mr. Barnhart was employed by Bogen Communications (a telecommunications manufacturer) as its Accounting Manager and operated his own accounting and consulting firm. Mr. Barnhart is a CPA in New Jersey and is a graduate of Rutgers University.

     Jesse Odom joined GoAmerica in 1996 as Vice President of Network Operations. He was appointed Chief Technology Officer in November 2000 and served in that capacity until January 2008. Mr. Odom currently serves as Senior Vice President.

     None of our executive officers is related to any other executive officer or to any director of the Company.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

     Our common stock traded on the Nasdaq National Market from our initial public offering in April 2000 until August 28, 2002, at which time our listing moved to the Nasdaq Capital Market, where it continues to trade under the symbol “GOAM”.

     The following table sets forth the high and low sales prices for our common stock for the quarters indicated as reported on the Nasdaq National Market and Nasdaq Capital Market.

Quarter Ended	High	Low

March 31, 2006	$5.46	$3.31
June 30, 2006	$5.68	$2.75
September 30, 2006	$3.71	$2.75
December 31, 2006	$10.87	$3.09
March 31, 2007	$10.30	$6.10
June 30, 2007	$6.93	$5.06
September 30, 2007	$6.16	$4.86
December 31, 2007	$7.24	$5.23

     As of March 24, 2008, the approximate number of holders of record of our common stock was 100 and the approximate number of beneficial holders of our common stock was approximately 15,000.

     The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the GoAmerica, Inc. 1999 Stock Plan, the GoAmerica Communications Corp. 1999 Stock Option Plan and the GoAmerica, Inc. 2005 Equity Compensation Plan as of December 31, 2007. These plans were the Company’s only equity compensation plans in existence as of December 31, 2007.

			(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a) Number Of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Equity Compensation Plans
Approved by
Shareholders	165,149	$44.01	1,632,500

Equity Compensation Plans
Not Approved by	—	—	—
Shareholders

Total	165,149	$44.01	1,632,500

Related Stockholder Matters

     We have never declared or paid any cash dividends on our common stock. We intend to retain earnings, if any, to fund future growth and the operation of our business. Holders of our Series A Preferred Stock are entitled to receive cumulative dividends. To the extent that such dividends are not paid in cash to the holders of Series A Preferred Stock the accrued and unpaid dividends can be converted into shares of common stock.

Item 6. Selected Consolidated Financial Data.

     The selected consolidated financial data set forth below with respect to our statement of operations data for the years ended December 31, 2007, 2006 and 2005, and with respect to the consolidated balance sheet data at December 31, 2007 and 2006 are derived from and are qualified by reference to our audited consolidated financial statements and related notes thereto presented elsewhere herein. Our selected consolidated statement of operations data for the years ended December 31, 2004 and 2003 and consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	(In thousands, except for share and per share data)
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Revenues:
Relay services	$16,325	$ 8,695	$ 1,261	$ —	$ —
Subscriber	1,106	1,190	2,348	5,588	10,108
Commissions	711	2,454	755	—	—
Equipment	431	429	442	181	1,042
Other	52	8	125	260	728

Total revenue	18,625	12,776	4,931	6,029	11,878

Costs and expenses:
Cost of relay services	10,538	5,320	—	—	—
Cost of subscriber revenue	1,068	845	967	2,539	2,669
Cost of equipment revenue	944	536	585	260	1,152
Cost of network operations	116	110	231	733	1,828
Sales and marketing	2,293	2,494	1,166	597	1,072
General and administrative	7,405	4,589	4,777	5,411	9,617
Research and development	547	359	363	507	1,209
Depreciation and amortization of fixed assets	356	362	485	804	1,912
Amortization of other intangibles	—	—	639	682	1,081
Impairment of goodwill	—	—	—	—	193
Impairment of other long-lived assets	—	—	—	—	1,202

Total costs and expenses	23,267	14,615	9,213	11,533	21,935

Loss from operations	(4,642)	(1,839)	(4,282)	(5,504)	(10,057)

Other income:
Terminated merger costs	—	(490)	—	—	—-
Gain on sale of subscribers	—	—	—	—	1,756
Settlement losses, net	(162)	—	—	1,494	85
Interest (expense) income, net	(106)	169	160	(944)	(275)

Total other income (expense)	(268)	(321)	160	550	1,566

Loss before benefit from income taxes	(4,910)	(2,160)	(4,122)	(4,954)	(8,491)
Income tax benefit, net	1,210	789	764	732	284

Loss from continuing operations	(3,700)	(1,371)	(3,358)	(4,222)	(8,207)
Loss from discontinued operations	—	(589)	(1,014)	(222)	—

Net loss	(3,700)	(1,960)	(4,372)	(4,444)	(8,207)
Preferred dividends	(50)	—	—	—	—

Net loss applicable to common stockholders	$ (3,750)	$(1,960)	$(4,372)	$ (4,444)	$ (8,207)

Loss per share-basic and diluted:
Loss from continuing operations	$ (1.68)	$ (0.65)	$ (1.61)	$ (2.37)	$(12.10)

Loss from discontinued operations	$ —	$ (0.28)	$ (0.48)	$ (0.12)	$ —

Basic and diluted net loss per share	$ (1.68)	$ (0.93)	$ (2.09)	$ (2.49)	$(12.10)

Weighted average shares used in computation of basic and diluted net loss per share	2,239,080	2,105,184	2,093,445	1,785,403	678,240

	As of December 31,
	(In thousands)
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$2,368	$3,870	$4,804	$7,098	$568
Working capital (deficit)	(3,918)	3,617	4,810	8,530	(2,656)
Total assets	18,298	13,879	14,075	17,986	12,965
Total stockholders’ equity	9,552	11,061	12,498	16,814	7,142

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The results shown in this Annual Report on Form 10-K are not necessarily indicative of the results we will achieve in any future periods.

Overview

     GoAmerica® is a communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech impaired, including Internet relay services, wireless subscription and value added services, and wireless devices and accessories. On January 10, 2008, the Company acquired (1) certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions, and (2) Hands On Video Relay Services, Inc., a California-based provider of video relay and interpreting services. Our i711.com™ telecommunications relay service was launched in March 2005 and enables people who are deaf or hard of hearing to call and “converse” with hearing parties by using a computer, wireless handheld device or similar unit, through an operator that interprets text to voice and vice versa. In addition, during December 2006, we began offering our i711 Video Relay Service (VRS), the newest member of the i711.com™ family of relay services. i711 VRS enables people who are deaf to use sign language to communicate with hearing people using a Windows computer, a web camera, and a broadband Internet connection. We sell wireless devices and services directly to customers and indirectly through sub-dealers. We have a dealer agreement with T-Mobile whereby we sell devices and earn a commission, also called a bounty, upon activation of the device with an associated service rate plan. GoAmerica continues to support customers who use our proprietary software technology called Go.Web™. In September 2006, we entered into an agreement to sell GoAmerica Marketing, Inc., dba GA Prepaid (“GA Prepaid”), our prepaid calling card division, effective as of August 31, 2006. The sale closed on October 2, 2006.

     Historically, we have derived our revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. We have incurred operating losses since our inception. We will need to significantly improve our overall gross margins, and further reduce our selling, general and administrative expenses, as a percentage of revenue, to become profitable and sustain profitability on a quarterly or annual basis. We will seek to accomplish this through the successful integration of our acquired businesses.

     We began providing relay services in March 2005. Revenue from relay services is recognized as revenue when services are provided or earned. Relay services revenue accounted for approximately 87.7%, 68.1% and 25.6% of our total revenue during 2007, 2006 and 2005, respectively. In June 2006, the FCC granted certification allowing us to bill a third party administrator directly for service usage as opposed to submitting through a third party provider as in prior periods.

     Our subscriber revenue primarily consists of monthly service fees, which we recognize as revenue when the services are provided to the subscriber. Subscriber revenue accounted for approximately 5.9%, 9.3% and 47.6% of our total revenue during 2007, 2006 and 2005, respectively. This revenue historically has declined as a percentage of total revenue due to the introduction and growth of our relay services and declines in our subscriber base. We anticipate subscription revenues to decline further as we do not intend to concentrate marketing efforts on these services.

     Revenue from commissions is recognized upon activation of subscribers on behalf of third party wireless network providers. Commission revenue accounted for approximately 3.8%, 19.2% and 15.3% of our total revenue during 2007, 2006 and 2005, respectively. Declines in revenue from commissions is a result of our increased focus on relay service offerings.

     We also typically sell third-party mobile devices in conjunction with a service agreement to a new subscriber. Equipment revenue accounted for approximately 2.3%, 3.4% and 9.0% of our total revenue during 2007, 2006 and 2005, respectively. We recognize equipment revenue at the time of the shipment of the mobile device to a subscriber.

     In addition, we historically have generated other revenue which consists of consulting services relating to the development and implementation of wireless data systems for certain corporate customers. We did not generate revenues from professional services during 2007 and do not anticipate generating revenues from professional services during 2008.

     Our sales and marketing expenses consist primarily of compensation and related costs for marketing personnel, advertising and promotions, travel and entertainment and other related costs. We expect sales and marketing expenses to increase during 2008 as compared to 2007 as we expand our user base for both our video and telecommunication relay services through our January 10, 2008 acquisitions. Our general and administrative expenses consist primarily of compensation and related costs for general corporate and business development, along with rent and other related costs. We expect general and administrative expenses to increase. Our research and development expenses consist primarily of compensation and related costs and professional service fees. Depreciation and amortization expenses consist primarily of depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases.

     Net interest expense consists primarily of interest incurred on debt and is partially offset by interest earned on cash and cash equivalents. We expect net interest expense to increase during 2008 as a result of the debt raised by the Company to partially fund our January 10, 2008 acquisitions.

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

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Recently, we have derived our revenue primarily from relay services. Revenue from relay services is recognized as revenue when services are provided or earned. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. Equipment revenue is recognized upon shipment to the end user. Revenue from commissions is recognized upon activation of subscribers on behalf of third party wireless network providers. We estimate the collectibility of our trade and note receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to current market conditions. In assessing the recoverability of our goodwill, other intangibles and other long-lived assets, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Results of Operations

     The following table sets forth, for the years ended December 31, 2007, 2006, and 2005, the percentage relationship to net revenues of certain items included in the Company’s consolidated statements of operations.

(In thousands)	2007		2006		2005

	$	%	$	%	$	%
Revenues:
Relay services	$16,325	87.7	$ 8,695	68.0	$ 1,261	25.6
Subscriber	1,106	5.9	1,190	9.3	2,348	47.6
Commissions	711	3.8	2,454	19.2	755	15.3
Equipment	431	2.3	429	3.4	442	9.0
Other	52	0.3	8	0.1	125	2.5

	18,625	100.0	12,776	100.0	4,931	100.0

Costs and expenses:
Cost of relay services	10,538	56.6	5,320	41.7	—	—
Cost of subscriber revenue	1,068	5.7	845	6.6	967	19.6
Cost of equipment revenue	944	5.1	536	4.2	585	11.9
Cost of network operations	116	0.6	110	0.9	231	4.7
Sales and marketing	2,293	12.3	2,494	19.5	1,166	23.6
General and administrative	7,405	39.8	4,589	35.9	4,777	96.8
Research and development	547	2.9	359	2.8	363	7.4
Depreciation and amortization	356	1.9	362	2.8	485	9.8
Amortization of other intangibles	—	—	—	—	639	13.0

	23,267	124.9	14,615	114.4	9,213	186.8

Loss from operations	(4,642)	(24.9)	(1,839)	(14.4)	(4,282)	(86.8)

Other income (expense):
Terminated merger costs	—	—	(490)	(3.8)	—	—
Settlement losses	(162)	(0.9)	—	—	—	—
Interest income (expense), net	(106)	(0.6)	169	1.3	160	3.2

Total other income (expense)	(268)	(1.5)	(321)	(2.5)	160	3.2

Loss before benefit from income taxes	(4,910)	(26.4)	(2,160)	(16.9)	(4,122)	(83.6)
Income tax benefit, net	1,210	6.5	789	6.2	764	15.5

Loss from continuing operations	(3,700)	(19.9)	(1,371)	(10.7)	(3,358)	(68.1)
Loss from discontinued operation	—	—	(589)	(4.6)	(1,014)	(20.6)

Net loss	(3,700)	(19.9)	(1,960)	(15.3)	(4,372)	(88.7)
Preferred dividends	(50)	(0.3)	—	—	—	—

Net loss applicable to common stockholders	$(3,750)	(20.2)	$(1,960)	(15.3)	$(4,372)	(88.7)

     The following table sets forth the period over period percentage increases or decreases of certain items included in the Company’s consolidated statements of operations.

	Years Ended December 31,				Years Ended December 31,
(In thousands)	Change				Change
	2007	2006	$	%	2006	2005	$	%
Revenues:
Relay services	$ 16,325	$ 8,695	$ 7,630	87.8	$ 8,695	$ 1,261	$ 7,434	589.5
Subscriber	1,106	1,190	(84)	(7.1)	1,190	2,348	(1,158)	(49.3)
Commissions	711	2,454	(1,743)	(71.0)	2,454	755	1,699	225.0
Equipment	431	429	2	0.5	429	442	(13)	(2.9)
Other	52	8	44	550.0	8	125	(117)	(93.6)

	18,625	12,776	5,849	45.8	12,776	4,931	7,845	159.1
Costs and expenses:
Cost of relay services	10,538	5,320	5,218	98.1	5,320	—	5,320	—
Cost of subscriber revenue	1,068	845	223	26.4	845	967	(122)	(12.6)
Cost of equipment revenue	944	536	408	76.1	536	585	(49)	(8.4)
Cost of network operations	116	110	6	5.5	110	231	(121)	(52.4)
Sales and marketing	2,293	2,494	(201)	(8.1)	2,494	1,166	1,328	113.9
General and administrative	7,405	4,589	2,816	61.4	4,589	4,777	(188)	(3.9)
Research and development	547	359	188	52.4	359	363	(4)	(1.1)
Depreciation and amortization	356	362	(6)	(1.7)	362	485	(123)	(25.4)
Amortization of other intangibles	—	—	—	—	—	639	(639)	—

	23,267	14,615	8,652	59.2	14,615	9,213	5,402	58.6

Loss from operations	(4,642)	(1,839)	(2,803)	(152.4)	(1,839)	(4,282)	2,443	(57.1)

Other income (expense):
Terminated merger costs	—	(490)	490	100.0	(490)	—	(490)	—
Settlement losses	(162)	—	(162)	—	—	—	—	—
Interest income (expense), net	(106)	169	(275)	(162.7)	169	160	9	5.6

Total other income (expense)	(268)	(321)	53	16.5	(321)	160	(481)	(300.6)

Loss before benefit from income taxes	(4,910)	(2,160)	(2,750)	(127.3)	(2,160)	(4,122)	1,962	(47.6)
Income tax benefit, net	1,210	789	421	53.4	789	764	25	3.3

Loss from continuing operations	(3,700)	(1,371)	(2,329)	(169.9)	(1,371)	(3,358)	1,987	(59.2)
Loss from discontinued operation	—	(589)	589	100.0	(589)	(1,014)	425	(41.9)

Net loss	(3,700)	(1,960)	(1,740)	(88.8)	(1,960)	(4,372)	2,412	(55.2)
Preferred dividends	(50)	—	(50)	—	—	—	—	—

Net loss applicable to common stockholders	$ (3,750)	$ (1,960)	$ (1,790)	(91.3)	$ (1,960)	$(4,372)	$ 2,412	(55.2)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

     Relay services revenue. Relay service revenue increased to $16.3 million for the year ended December 31, 2007 from $8.7 million for the year ended December 31, 2006. This increase was primarily due to our obtaining FCC certification in June 2006, allowing us to bill directly for service usage as opposed to submitting through a third party provider as in prior periods, as well as increased usage of our i711.com™ telecommunications relay service which was launched in March 2005. In addition, during December 2006, we began offering our i711® Video Relay Service (VRS). We expect relay services revenue to increase as we expand our user base for both our video and telecommunication relay services through our January 10, 2008 acquisition of certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions, and Hands On Video Relay Services, Inc., a California-based provider of video relay and interpreting services.

     Subscriber revenue. Subscriber revenue decreased slightly to $1.1 million for the year ended December 31, 2007 from $1.2 million for the year ended December 31, 2006. This decrease was primarily due to declines in our full service offering subscriber base. We anticipate subscription revenues to decline further as we do not intend to concentrate marketing efforts on these services.

     Commission revenue. Commission revenue decreased to $711,000 for the year ended December 31, 2007 from $2.5 million for the year ended December 31, 2006. This decrease primarily was due to decreased acquisition of subscribers on behalf of wireless network providers through our indirect distribution channel. We expect commission revenue to decrease as we do not intend to devote significant resources to these services.

     Equipment revenue. Equipment revenue for the year ended December 31, 2007 was $431,000 which approximated equipment revenue for the year ended December 31, 2006. We expect equipment revenue to decrease as a percentage of revenue as we concentrate our efforts on the relay services portion of our revenue streams.

     Other revenue. Other revenue increased to $52,000 for the year ended December 31, 2007 from $8,000 for the year ended December 31, 2006.

     Cost of relay services revenue. Cost of relay services revenue increased to $10.5 million for the year ended December 31, 2007 from $5.3 million for the year ended December 31, 2006. This increase was due to increased third party service fees related to our i711.com™ telecommunications relay service and our i711® Video Relay Service (VRS). We began offering VRS during December 2006. Cost of Video Relay Service revenue was $1.2 million for the year ended December 31, 2007. We expect cost of relay services revenue to increase as we expand our user base for both our video and telecommunication relay services through our January 10, 2008 acquisitions described above.

     Cost of subscriber revenue. Cost of subscriber revenue increased to $1,068,000 for the year ended December 31, 2007 from $845,000 for the year ended December 31, 2006. This increase was primarily due to increased costs in our text based wireless services. We expect cost of subscriber revenue to decline as we do not intend to concentrate marketing efforts on these services.

     Cost of equipment revenue. Cost of equipment revenue increased to $944,000 for the year ended December 31, 2007 from $536,000 for the year ended December 31, 2006. We expect cost of equipment revenue to decrease as we concentrate our efforts on the relay services portion of our business.

     Cost of network operations. Cost of network operations remained relatively constant at $116,000 for the year ended December 31, 2007 from $110,000 for the year ended December 31, 2006. We expect our cost of network operations to decline as a percentage of sales during 2008.

     Sales and marketing. Sales and marketing expenses were $2.3 million for the year ended December 31, 2007 which approximated sales and marketing expenses of $2.5 million for the year ended December 31, 2006. We expect sales and marketing expenses to increase during 2008 as we continue to introduce new products and services to the consumer marketplace through our January 10, 2008 acquisitions described above.

     General and administrative. General and administrative expenses increased to $7.4 million for the year ended December 31, 2007 from $4.6 million for the year ended December 31, 2006. This increase primarily was due to increased payments to certain contractors, outside consultants and professional service providers. We expect general and administrative expenses to increase as a result of our January 10, 2008 acquisitions described above.

     Research and development. Research and development expense increased to $547,000 for the year ended December 31, 2007 compared to $359,000 for the year ended December 31, 2006. This increase was due to increased personnel performing research and development functions. We expect research and development expenses to increase as a result of our January 10, 2008 acquisitions described above.

     Interest (expense) income, net. The Company incurred net interest expense of $106,000 for the year ended December 31, 2007 compared to net interest income, net of $169,000 for the year ended December 31, 2006. This increase was due to interest expense incurred in connection with a credit agreement more fully described in note 5 to the consolidated financial statements. We expect net interest expense to increase as a result of the debt raised by the Company to partially fund our January 10, 2008 acquisitions described above. (See note 14 to the consolidated financial statements)

     Income tax benefit. Income tax benefit, which consists of the sale of certain state Net Operating Loss Carryforwards, was $1,210,000 and $789,000 for the years ended December 31, 2007 and 2006, respectively.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

     Relay services revenue. Relay service revenue increased to $8.7 million for the year ended December 31, 2006 from $1.3 million for the year ended December 31, 2005. This increase was primarily due to our obtaining FCC certification in June 2006, allowing us to bill directly for service usage as opposed to submitting through a third party provider as in prior periods, as well as increased usage of our i711.com™ telecommunications relay service which was launched in March 2005. In addition, during December 2006, we began offering our i711® Video Relay Service (VRS).

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

     Cost of relay services revenue. Cost of relay services revenue was $5.3 million for the year ended December 31, 2006. This consisted of third party service fees related to our i711.com™ telecommunications relay service. This was primarily due to our obtaining FCC certification in June 2006, allowing us to bill directly for service usage as opposed to submitting through a third party provider, on a net basis, as in prior periods. In addition, during December 2006, we began offering our i711® Video Relay Service (VRS). There was no such corresponding cost in 2005.

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

     Cost of network operations. Cost of network operations decreased to $110,000 for the year ended December 31, 2006 from $231,000 for the year ended December 31, 2005. This decrease primarily was due to a re-assignment of personnel previously dedicated to performing network operations activities.

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

Liquidity and Capital Resources

     We have incurred significant operating losses since our inception and as of December 31, 2007 had an accumulated deficit of $279.0 million. During 2007, we incurred a net loss of $3.8 million, but provided $148,000 of cash to fund operating activities. As of December 31, 2007 we had $2.4 million in cash and cash equivalents.

     On January 10, 2008, we acquired (1) certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions, and (2) Hands On Video Relay Services, Inc., a California-based provider of video relay and interpreting services. We have also secured a $15 million unfunded credit revolver which creates additional liquidity for the Company as needed. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months.

     In conjunction with these transactions, the Company issued an aggregate of 7,736,944 shares of preferred stock, including 290,135 shares issued in August 2007 as described in note 10 to the consolidated financial statements, to an investor group led by Clearlake Capital and approximately 6,700,000 shares of common stock to the stockholders of Hands On.

     The Company has also completed debt financing of $40 million in first lien debt and $30 million in second lien debt. To create additional flexibility to pursue strategic opportunities, the Company has also secured a $15 million unfunded credit revolver which creates additional liquidity for the Company as needed.

     We anticipate generating revenues from the five lines of business more fully described in Item 1. We anticipate that these revenues will be partially offset by increases in sales and marketing expenditures from levels incurred during 2007 as we introduce new products and services to the consumer marketplace and as a result of the acquisitions referred to above.

     Net cash provided by operating activities for the year ended December 31, 2007 was $148,000. The principle sources of this cash were non cash compensation expense and increases in operating liabilities which were largely offset by our loss from operations. Net cash used in operating activities for the years ended December 31, 2006 and 2005 was $518,000 and $1.7 million, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

     On May 2, 2005, the Company entered into a loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, “Hands On”). Pursuant to that agreement, all amounts that the Company advanced to Hands On were secured, initially, by the assets acquired with such funds with interest at a defined prime rate. Hands On had indicated that it did not intend to make any more payments to the Company under the existing terms of the loan agreement and that Hands On was attempting to restructure its debts and raise new capital. In December 2006, the Company commenced litigation against Hands On, seeking recovery of its loan receivable.

     In April 2007, the Company executed a settlement agreement and mutual release related to its litigation with Hands On in exchange for an immediate $400,000 cash payment, termination of litigation, mutual release of all loan- and merger-related claims (asserted and otherwise), and other consideration and recorded a settlement loss of $162,000.

     Net cash used in investing activities was $2.5 million, $355,000 and $553,000 for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, we used cash in investment activities principally to fund deferred acquisition costs associated with the acquisitions referred to above, as well as purchases of property, equipment and leasehold improvements. For the year ended December 31, 2006, we used cash in investment activities principally for purchases of property, equipment and leasehold improvements. For the year ended December 31, 2005, we used cash in investment activities principally as loans to Hands On and expenses related to the proposed merger with Hands On which was terminated during March 2006. During 2008, we expect to use cash in investing activities principally through capital expenditures.

     Net cash provided by/(used in) financing activities was $889,000, ($61,000) and ($62,000) for the years ended December 31, 2007, 2006 and 2005, respectively. For 2007 this primarily resulted from the issuance of preferred stock (see note 10 to the consolidated financial statements) and from the issuance of debt (see note 5 to the consolidated financial statements) which were partially offset by proceeds withheld to fund deferred financing and deferred acquisition costs. For 2006 and 2005, this resulted primarily from payments made on lease obligations and was partially offset by the issuance of Common Stock.

     As of December 31, 2007, our principal commitments consisted of obligations outstanding under operating leases. As of December 31, 2007, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $1,055,000, of which $420,000 is payable in 2008.

     The following table summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

December 31, (In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations:
Capital Lease Obligations	$ 195	$ 108	$ 87	$ —	$—
Operating Lease Obligations	1,055	420	532	103	—
Loan payable	3,532	3,532	—	—	—

Total Contractual Cash Obligations	$4,782	$4,060	$619	$103	$—

     During 2005, we entered into employment agreements with certain of our key executives which provide for fixed compensation. These agreements generally continue until terminated by the employee or us and, under certain circumstances, provide for salary continuance for a specified period of no more than 1 year.

    Changes to Certain Employment Arrangements.

     Donald G. Barnhart’s prior employment agreement was superseded on January 10, 2008 by an Agreement Regarding Basic Terms of Employment (the “Superseding Employment Agreement”), pursuant to which Mr. Barnhart will serve the Company as Senior Vice President, Accounting, at a base annual salary of $185,000. The Superseding Employment Agreement provides that Mr. Barnhart will serve on an at will basis, without a specific term of employment. He will be eligible to receive a bonus, and will receive an option grant of 70,000 shares. The options will vest at the rate of one-forty-eighth of such shares per month, provided Mr. Barnhart remains employed with the Company on each vesting date. If Mr. Barnhart’s employment is terminated without Cause or for Good Reason (in each case as defined in the Superseding Employment Agreement), Mr. Barnhart will be entitled to receive 12 months severance.

     Jesse Odom’s prior employment agreement was superseded on January 10, 2008 by an Agreement Regarding Basic Terms of Employment (the “Second Superseding Employment Agreement”), pursuant to which Mr. Odom will serve the Company as Senior Vice President, Technology, at a base annual salary of $200,000. The Second Superseding Employment Agreement provides that Mr. Odom will serve on an at will basis, without a specific term of employment. He will be eligible to receive a bonus, and will receive an option grant of 100,000 shares. The options will vest at the rate of one-forty-eighth of such shares per month, provided Mr. Odom remains employed with the Company on each vesting date. If Mr. Odom’s employment is terminated without Cause or for Good Reason (in each case as defined in the Superseding Employment Agreement), Mr. Odom will be entitled to receive 12 months severance.

     On March 20, 2008, the Company entered into new employment agreements with Daniel R. Luis, its Chief Executive Officer, and with Edmond Routhier, its President and Vice Chairman of the Board (collectively, the “Executives”). Each employment agreement is substantially the same and they are more fully described in note 14 to the consolidated financial statements.

     Effective November 1, 2007, Wayne D. Smith resigned from all of his positions with the Company. Mr. Smith will receive one year’s severance, continuing medical benefits, and all restrictions remaining on restricted stock grants of the Company’s Common Stock previously made to him have lapsed. Mr. Smith will be entitled to receive a bonus, relating to 2007, in an amount equal to any bonus that may be paid to any other executive officer of the Company.

     As of December 31, 2007, we had net operating loss carryforwards of approximately $185.2 million for federal income tax purposes that will expire through 2024. The state tax benefit during 2007 of $1.2 million is attributable to our sale of certain state net operating loss carryforwards. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to limitations imposed by the Tax Reform Act of 1986, and as a result of a significant change in our ownership in 1999, 2004, and again in 2008, the utilization of net operating loss carryforwards that arose prior to such ownership changes are subject to an annual limitation. In addition, we acquired additional operating losses through our acquisitions in 2000 of Wynd and Hotpaper. We believe that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before such change. We have not performed a detailed analysis to determine the amount of the potential limitations including those that may result from our January 2008 acquisitions.

Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged, but the issuance of FASB Staff Position SFAS No. 157-2 has delayed the effective date to fiscal years beginning after November 15, 2008 as it relates to non-financial assets and non-financial liabilities. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s financial condition or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial condition or results of operations.

     In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R applies to fiscal years beginning on or after December 18, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) on its results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 applies to fiscal years beginning on or after December 18, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 160 on its results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We believe that we have limited exposure to financial market risks, including changes in interest rates. At December 31, 2007, all of our available excess funds were cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $24,000 based on cash and cash equivalent balances at December 31, 2007. We currently hold no derivative instruments and do not earn foreign-source income.

Item 8. Financial Statements and Supplementary Data.

     The financial statements and the notes thereto which contain supplementary data required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits and Financial Statement Schedules”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiaries) in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules a nd forms and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We based our evaluation on criteria set forth in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO).

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting in the fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Reference is made to the Exhibit Index on Page 60.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 2008.

GOAMERICA, INC.
By:	/s/ Daniel R. Luis
Daniel R. Luis,
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Dobrinsky	Chairman of the Board	March 28, 2008

Aaron Dobrinsky

/s/ Daniel R. Luis	Chief Executive Officer	March 28, 2008
(Principal Executive Officer)
Daniel R. Luis

/s/ Edmond Routhier	President and Vice Chairman	March 28, 2008

Edmond Routhier

/s/ Donald G. Barnhart	Senior Vice President	March 28, 2008
(Principal Accounting Officer)
Donald G. Barnhart

/s/ Behdad Eghbali	Director	March 28, 2008

Behdad Eghbali

/s/ Steven Chang	Director	March 28, 2008

Steven Chang

/s/ Bill McDonagh	Director	March 28, 2008

Bill McDonagh

/s/ Steve Eskenazi	Director	March 28, 2008

Steve Eskenazi

/s/ Christopher Gibbons	Director	March 28, 2008

Christopher Gibbons

EXHIBIT INDEX‡
ITEM 15(b)

Exhibit No.	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of August 1, 2007, by and between MCI Communications Services, Inc. and GoAmerica Relay Services Corp. (formerly Acquisition 1 Corp.) (Incorporated by reference to Annex A to GoAmerica’s Definitive Proxy Materials filed with the SEC on November 9, 2007)

2.2	Amended and Restated Stock Purchase Agreement, dated as of September 12, 2007, by and between GoAmerica and the Investors parties thereto (Incorporated by reference to Annex B to GoAmerica’s Definitive Proxy Materials filed with the SEC on November 9, 2007)

2.3	Agreement and Plan of Merger, dated as of September 12, 2007, by and among GoAmerica, HOVRS Acquisition Corporation, Hands On Video Relay Services, Inc. and Bill M. McDonagh, as Stockholder Representative, as amended (Incorporated by reference to Annex D to GoAmerica’s Definitive Proxy Materials filed with the SEC on November 9, 2007)

3.1	Amended and Restated Certificate of Incorporation of GoAmerica, Inc., as filed with the Secretary of State of the State of Delaware on January 10, 2008 (Incorporated by reference to Exhibit 3.1 to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008)

3.2	Amended and Restated By-laws of GoAmerica, Inc. (as amended and restated through February 11, 2008) (Incorporated by reference to Exhibit 3.2 to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008)

4.1	Warrant Certificate, dated as of November 14, 2003, issued to Stellar Continental LLC (Incorporated by reference to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2003)

4.2	Warrant to Purchase Common Stock of GoAmerica, Inc., issued to Derek Caldwell as nominee for Sunrise Securities Corp. (Incorporated by reference to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003)

4.3	Warrant to Purchase Common Stock of GoAmerica, Inc., issued to Amnon Mandelbaum as nominee for Sunrise Securities Corp. (Incorporated by reference to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003)

10.1	Form of Invention Assignment and Non-Disclosure Agreement by and between GoAmerica and its employees (Incorporated by reference to GoAmerica’s Registration Statement on Form S-1) (File No. 333-94801)

10.2	Form of Indemnification Agreement by and between GoAmerica and each of its directors and executive officers (Incorporated by reference to GoAmerica’s Registration Statement on Form S-1) (File No. 333-94801)

Exhibit No.	Description of Exhibit

10.3	Amended and Restated Employment Agreement by and between GoAmerica, Inc. and Daniel R. Luis, dated as of November 8, 2005 (Incorporated by reference to GoAmerica’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005)

10.4	Employment Agreement by and between GoAmerica and Aaron Dobrinsky, dated as of May 6, 2002 (Incorporated by reference to GoAmerica’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2002) (File No. 000-29359), as amended by Amendment No. 1, dated as of March 10, 2004 (Incorporated by reference to GoAmerica’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2004)

10.5	Amended and Restated Employment Agreement by and between GoAmerica and Jesse Odom, dated as of November 8, 2005 (Incorporated by reference to GoAmerica’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005)

10.6	Amended and Restated Employment Agreement by and between GoAmerica and Donald G. Barnhart, dated as of November 8, 2005 (Incorporated by reference to GoAmerica’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005)

10.7	Employment Agreement by and between GoAmerica and Wayne D. Smith, dated as of November 8, 2005 (Incorporated by reference to GoAmerica’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005)

10.8	GoAmerica Communications Corp. 1999 Stock Option Plan (Incorporated by reference to GoAmerica’s Registration Statement on Form S-1) (File No. 333- 94801)

10.9	GoAmerica, Inc. 1999 Stock Plan (Incorporated by reference to GoAmerica’s Registration Statement on Form S-1) (File No. 333-94801)

10.10	GoAmerica, Inc. Employee Stock Purchase Plan (Incorporated by reference to GoAmerica’s Registration Statement on Form S-1) (File No. 333-94801)

10.11	GoAmerica, Inc. Amended and Restated 2005 Equity Compensation Plan (Incorporated by reference to Annex I to GoAmerica’s Definitive Proxy Materials filed with the SEC on November 9, 2007)

10.12	Lease Agreement dated as of August 1, 2004, by and between GoAmerica Communications Corp. and Stellar Continental LLC, as amended by Amendment No. 1, dated as of August 1, 2004 (Incorporated by reference to GoAmerica’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005) (File No. 000-29359)

10.13	Purchase Agreement, dated as of December 19, 2003, by and between GoAmerica, Inc. and the Investors set forth therein (Incorporated by reference to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003)

Exhibit No.	Description of Exhibit

10.14	Registration Rights Agreement, dated as of December 19, 2003, by and between GoAmerica, Inc. and the Investors set forth therein (Incorporated by reference to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003)

10.15	Short Term Loan Agreement between Hands On Video Relay Services, Inc. and Hands On Sign Language Services, Inc., and GoAmerica, Inc., entered into on May 2, 2005 (Incorporated by reference to GoAmerica’s Quarterly Report on Form 10-Q filed on May 12, 2005)

10.16	First Lien Credit Agreement, dated as of January 10, 2008, by and among GoAmerica as borrower, the lenders party thereto, Churchill Financial LLC, as administrative agent and Ableco Financial LLC, as collateral agent (Incorporated by reference to Exhibit 10.1 to GoAmerica’s Current Report on Form 8-K filed with the SEC on January 16, 2008)

10.17	Second Lien Credit Agreement, dated as of January 10, 2008, by and among GoAmerica, as borrower, the lenders party thereto and Clearlake Capital Group, L.P., as administrative agent (Incorporated by reference to Exhibit 10.2 to GoAmerica’s Current Report on Form 8-K filed with the SEC on January 16, 2008)

10.18	First Lien Guaranty and Security Agreement, dated as of January 10, 2008, among GoAmerica, as borrower, and each grantor from time to time party thereto and Ableco Financial LLC, as collateral agent (Incorporated by reference to Exhibit 10.3 to GoAmerica’s Current Report on Form 8-K filed with the SEC on January 16, 2008)

10.19	Second Lien Guaranty and Security Agreement, dated as of January 10, 2008, among GoAmerica, as borrower, and each grantor from time to time party thereto and Clearlake Capital Group, L.P., as administrative agent (Incorporated by reference to Exhibit 10.4 to GoAmerica’s Current Report on Form 8-K filed with the SEC on January 16, 2008)

10.20	Intercreditor Agreement, dated as of January 10, 2008, by and among Churchill Financial, LLC, Ableco Financial LLC and Clearlake Capital Group, L.P. (Incorporated by reference to Exhibit 10.5 to GoAmerica’s Current Report on Form 8-K filed with the SEC on January 16, 2008)

10.21	Amended and Restated Investor Rights Agreement, dated as of January 10, 2008, by and among GoAmerica, certain Clearlake entities and certain former shareholders of Hands On Video Relay Services, Inc. (Incorporated by reference to Exhibit 10.6 to GoAmerica’s Current Report on Form 8-K filed with the SEC on January 16, 2008)

10.22	Lock-Up and Registration Rights Agreement, dated January 10, 2008, among GoAmerica and certain former stockholders of Hands On Video Relay Services, Inc. (Incorporated by reference to Exhibit 10.7 to GoAmerica’s Current Report on Form 8-K filed with the SEC on January 16, 2008)

10.23	Agreement Regarding Basic Terms of Employment between GoAmerica and Donald G. Barnhart

Exhibit No.	Description of Exhibit

10.24	Agreement Regarding Basic Terms of Employment between GoAmerica and Jesse Odom

10.25	Executive Employment Agreement, dated March 19, 2008, between GoAmerica and Daniel R. Luis (Incorporated by reference to Exhibit 10.1 to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2008)

10.26	Executive Employment Agreement, dated March 19, 2008, between GoAmerica and Edmond Routhier (Incorporated by reference to Exhibit 10.2 to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2008)

21.1	List of subsidiaries of GoAmerica, Inc. (filed herewith)

23.1	Consent of WithumSmith+Brown, P.C. (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

‡	Certain schedules and exhibits to the documents listed in this index are not being filed herewith or have not been previously filed because we believe that the information contained therein is not material. Upon request therefor, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.

GOAMERICA, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007,
2006 and 2005	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31,
2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007,
2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule:
Valuation and Qualifying Accounts and Reserves for the years ended
December 31, 2007, 2006 and 2005	F-36

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors,
GoAmerica, Inc.

     We have audited the accompanying consolidated balance sheets of GoAmerica, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2007, 2006 and 2005 as listed in the index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoAmerica, Inc. as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ WithumSmith + Brown, P.C.

New Brunswick, New Jersey
March 28, 2008

GOAMERICA, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)

	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$ 2,368	$ 3,870
Accounts receivable, less allowance for doubtful accounts of $292
in 2007 and $157 in 2006	1,960	1,891
Other receivable	—	48
Merchandise inventories, net	206	329
Prepaid expenses and other current assets	220	185

Total current assets	4,754	6,323

Restricted cash	200	—
Property, equipment and leasehold improvements, net	917	755
Goodwill, net	6,000	6,000
Deferred acquisition costs	5,060	—
Deferred financing costs	1,162	—
Other assets	205	801

Total assets	$18,298	$ 13,879

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 1,285	$ 559
Accrued expenses	3,623	1,982
Accrued preferred dividends	50	—
Deferred revenue	94	100
Loans payable	3,532	—
Other current liabilities	88	65

Total current liabilities	8,672	2,706

Other long term liabilities	74	112
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized: 4,351,943 shares in
2007 and 2006;
Series A issued and outstanding: 290,135 in 2007 and none in 2006;
$1,500,000 liquidation preference	3	—
Common stock, $.01 par value; authorized: 200,000,000 in 2007
and 2006; issued: 2,486,668 in 2007 and 2006	25	25
Additional paid-in capital	288,667	286,429
Deferred employee compensation	—	—
Accumulated deficit	(278,957)	(275,207)
Treasury stock, at cost, 24,063 shares in 2007 and 2006	(186)	(186)

Total stockholders’ equity	9,552	11,061

Total liabilities and stockholders’ equity	$18,298	$ 13,879

See accompanying notes.

GOAMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)

	Years ended December 31,

	2007	2006	2005

Revenues:
Relay services	$16,325	$ 8,695	$ 1,261
Subscriber	1,106	1,190	2,348
Commissions	711	2,454	755
Equipment	431	429	442
Other	52	8	125

	18,625	12,776	4,931

Costs and expenses:
Cost of relay services	10,538	5,320	—
Cost of subscriber revenue	1,068	845	967
Cost of equipment revenue	944	536	585
Cost of network operations	116	110	231
Sales and marketing	2,293	2,494	1,166
General and administrative	7,405	4,589	4,777
Research and development	547	359	363
Depreciation and amortization of fixed assets	356	362	485
Amortization of other intangibles	—	—	639

	23,267	14,615	9,213

Loss from operations	(4,642)	(1,839)	(4,282)

Other income (expense):
Terminated merger costs	—	(490)	—
Settlement losses	(162)	—	—
Interest (expense) income, net	(106)	169	160

	(268)	(321)	160

Loss before benefit from income taxes	(4,910)	(2,160)	(4,122)
Income tax benefit, net	1,210	789	764

Loss from continuing operations	(3,700)	(1,371)	(3,358)
Loss from discontinued operations	—	(589)	(1,014)

Net loss	(3,700)	(1,960)	(4,372)
Preferred dividends	(50)	—	—

Net loss applicable to common stockholders	$ (3,750)	$(1,960)	$(4,372)

Loss per share-Basic and Diluted:
Loss from continuing operations	$ (1.68)	$ (0.65)	$ (1.61)

Loss from discontinued operations	$ —	$ (0.28)	$ (0.48)

Basic and Diluted net loss per share	$ (1.68)	$ (0.93)	$ (2.09)

Weighted average shares used in computation of basic and
diluted net loss per share	2,239,080	2,105,184	2,093,445

See accompanying notes.

GOAMERICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock					Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Deferred employee compensation	Accumulated deficit	Number of shares	Amount	Total stock-holders’ equity
Balance at January 1, 2005	—	$—	2,117,339	$21	$285,854	$ —	$(268,875)	24,063	$ (186)	$ 16,814
Issuance of common stock pursuant to exercise of warrants	—	—	175	—	2	—	—	—	—	2
Issuance of restricted stock pursuant to employment contracts	—	—	245,000	3	1,281	(1,284)	—	—	—	—
Amortization of deferred employee compensation	—	—	—	—	—	54	—	—	—	54
Net loss	—	—	—	—	—	—	(4,372)	—	—	(4,372)

Balance at December 31, 2005	—	—	2,362,514	24	287,137	(1,230)	(273,247)	24,063	(186)	12,498
Elimination of deferred employee
compensation against ADPIC
upon adoption of FAS 123•	—	—	—	—	(1,230)	1,230	—	—	—	—
Issuance of restricted stock to
directors	—	—	92,500	1	(1)	—	—	—	—	—
Issuance of restricted stock to
consultants	—	—	30,000	—	—	—	—	—	—	—
Issuance of common stock
pursuant to exercise of
options	—	—	1,654	—	7	—	—	—	—	7
Stock based consulting expense	—	—	—	—	61	—	—	—	—	61
Stock based
compensation-employees
and directors	—	—	—	—	455	—	—	—	—	455
Net loss	—	—	—	—	—	—	(1,960)	—	—	(1,960)

Balance at December 31, 2006	—	—	2,486,668	25	286,429	—	(275,207)	24,063	(186)	11,061
Issuance of preferred stock, net
of associated costs	290,135	3	—	—	1,457	—	—	—	—	1,460
Stock based consulting expense	—	—	—	—	125	—	—	—	—	125
Stock based
compensation-employees
and directors	—	—	—	—	656	—	—	—	—	656
Preferred dividend	—	—	—	—	—	—	(50)	—	—	(50)
Net loss	—	—	—	—	—	—	(3,700)	—	—	(3,700)

Balance at December 31, 2007	290,135	$3	2,486,668	$25	$288,667	$ —	$(278,957)	24,063	$ (186)	$ 9,552

See accompanying notes.

GOAMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,

	2007	2006	2005

Operating activities
Net loss	$(3,700)	$(1,960)	$(4,372)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
Depreciation and amortization	356	362	1,124
Amortization of debt discount and deferred financing costs	35	—	—
Gain on sale of business	—	(38)	—
Provision for losses on accounts receivable	407	156	318
Settlement losses	162	—	—
Non-cash stock compensation and expense	781	516	54
Write-off of capitalized terminated merger costs	—	431	—
Changes in operating assets and liabilities, net of effects from divestiture of business:
(Increase) decrease in accounts receivable	(476)	(909)	58
Decrease in other receivables	48	—	732
Decrease (increase) in inventory	123	(168)	(38)
(Increase) decrease in prepaid expenses and other current
assets	(35)	(94)	84
Increase (decrease) in accounts payable	726	(206)	417
Increase in accrued expenses and other liabilities	1,727	1,384	137
(Decrease) increase in deferred revenue	(6)	8	(193)

Net cash provided by (used in) operating activities	148	(518)	(1,679)

Investing activities
Purchase of property, equipment and leasehold improvements	(518)	(320)	(114)
Deferred acquisition costs	(2,255)	—	—
Proceeds from sale of business	—	53	—
Change in other assets and restricted cash	234	(88)	(439)

Net cash used in investing activities	(2,539)	(355)	(553)

Financing activities
Proceeds from the sale of preferred stock	427	—	—
Proceeds from the issuance of debt	563	—	—
Issuance of common stock, net of related expenses	—	7	2
Payments made on capital lease obligations	(101)	(68)	(64)

Net cash provided by (used in) financing activities	889	(61)	(62)

Decrease in cash and cash equivalents	(1,502)	(934)	(2,294)
Cash and cash equivalents at beginning of year	3,870	4,804	7,098

Cash and cash equivalents at end of year	$ 2,368	$ 3,870	$ 4,804

See accompanying notes.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Description of Business and Basis of Presentation

     GoAmerica® is a communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech impaired, including Internet relay services, wireless subscription and value added services, and wireless devices and accessories. Our i711.com™ telecommunications relay service was launched in March 2005 and enables people who are deaf or hard of hearing to call and “converse” with hearing parties by using a computer, wireless handheld device or similar unit, through an operator that interprets text to voice and vice versa. In addition, during December 2006, we began offering our i711 Video Relay Service (VRS), the newest member of the i711.com™ family of relay services. i711 VRS enables people who are deaf to use sign language to communicate with hearing people using a Windows computer, a web camera, and a broadband Internet connection. Wynd Communications Corporation, a wholly owned subsidiary of GoAmerica, offers wireless subscription services that operate over the T-Mobile wireless data network and consist primarily of two offerings: 1) the resale of recurring monthly data-only services for deaf or hard of hearing customers; and 2) our value added services called Wireless Toolkit™, which consists of a collection of services, including AAA Roadside Assistance, TTY/TDD messaging, and access to Insight Cinema’s captioned movie information. We sell wireless devices directly to customers and indirectly through sub-dealers. We have a dealer agreement with T-Mobile whereby we sell devices and earn a commission, also called a bounty, upon activation of the device with an associated service rate plan. GoAmerica continues to support customers who use our proprietary software technology called Go.Web™. GoWeb is designed for use mainly by enterprise customers to enable secure wireless access to corporate data and the Internet on numerous wireless computing devices. We continue to engineer our technology to operate with new versions of wireless devices as they emerge.

     Until August 31, 2006, the Company operated two reportable business segments, Wireless Data Solutions and Prepaid Services. Effective August 31, 2006, the Company sold GoAmerica Marketing, Inc., dba GA Prepaid (“GA Prepaid”), our prepaid calling card division. The sale closed on October 2, 2006 at which time the Company ceased offering prepaid services as described in Note 4.

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

     The Company has incurred significant operating losses since its inception and, as of December 31, 2007, had an accumulated deficit of $278,957. During 2007, the Company incurred a net loss of $3,700, but provided $148 of cash to fund operating activities. As of December 31, 2007 the Company had $2,368 in cash and cash equivalents.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of certain revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: collectibility of accounts and notes receivable and recoverability of goodwill.

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

Computer Software Developed or Obtained For Internal Use

     All direct internal and external costs incurred in connection with the development stage of software for internal use are capitalized. Amounts capitalized are included in property, equipment and leasehold improvements and are amortized on a straight-line basis over three years beginning when such assets are placed in service. All other costs associated with internal use software are expensed when incurred.

Deferred Acquisition and Financing Costs

     The Company has capitalized allowable amounts in accordance with FAS 141 Business Combinations (as amended) associated with the acquisitions discussed in note 14. As of December 31, 2007, approximately $5 million has been capitalized as deferred acquisition costs. These amounts will be considered in conjunction with the purchase price allocation to be completed by the Company.

     The Company has capitalized allowable amounts in accordance with EITF 95-13 “Classifications of Debt Issue Costs in a Statement of Cash Flows” and APB Opinion No. 21 Interest on Receivables and Payables (as amended). As of December 31, 2007, approximately $1 million has been capitalized as deferred financing costs. These costs shall be amortized over the term of the debt.

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

     For the three year period ended December 31, 2007, there were no SFAS No. 142 or 144 impairment charges.

Revenue Recognition

     The Company derives revenue from relay services which is recognized as revenue when services are provided or earned.

     In June 2006, the Federal Communications Commission certified the Company as an Internet Protocol Relay and Video Relay Service Provider. As a result, the Company became eligible to be compensated directly from the Interstate Telecommunications Relay Services Fund for reimbursement of its i711.com™ minutes and began recognizing the full revenue from these minutes along with a related cost of revenue for the costs associated with these minutes, which is provided by Nordia, Inc. Previously, the Company relied on Nordia to obtain the reimbursement amounts on the Company’s behalf. This previous practice resulted in the Company recording only a portion of the total revenue from the service provided as the Company was not the primary obligor.

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

     The Company collects sales taxes from its customers when required and maintains a policy to classify these tax collections as a current liability until remitted to the appropriate state agency and a corresponding reduction of revenue.

Revenue Recognition-Discontinued Operation

     Revenue from the sale of prepaid calling cards was deferred upon sale of the cards. These deferred revenues were earned when usage of the cards occurred and/or administrative fees were imposed (see Note 4).

Cost of Revenues

     Cost of relay revenue consists principally of charges related to outsourced relay operators utilized to facilitate calls. Cost of subscriber revenue consists principally of airtime costs charged by carriers. Cost of equipment revenue consists of the cost of equipment sold.

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

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

Advertising Costs

     Advertising costs are expensed as incurred. During 2007, 2006 and 2005, advertising expense was approximately $105, $97 and $110, respectively.

Research and Development Costs

     Research and development costs are expensed as incurred.

Stock-Based Employee Compensation

     At December 31, 2007, the Company had three stock-based compensation plans, which are more fully described in Note 11 of these Notes to Consolidated Financial Statements below.

     Prior to January 1, 2006, the Company accounted for awards granted under those plans using an intrinsic value approach to measure compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this method, compensation expense, if any, was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Under the provisions of APB 25, there was no compensation expense resulting from the issuance of stock options by the Company where the exercise price was equivalent to the fair market value at the date of grant.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”) and considered the related guidance of the Securities and Exchange Commission (“SEC”) included in Staff Accounting Bulletin (“SAB”) No. 107. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, accordingly, did not restate their financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro forma footnote disclosures), and compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)), which vested during 2006. The Company did not issue any new stock options during the years ended December 31, 2007 and 2006. The Company’s adoption of SFAS 123R had no effect on the Company’s basic and diluted net loss per share for the years ended December 31, 2007 and 2006. As part of the adoption of SFAS 123(R), effective January 1, 2006, the Company eliminated $1,230 of deferred employee compensation against paid in capital.

     The Company has granted restricted stock awards, restricted by a service condition, with vesting periods of up to 3 years. Restricted stock awards are valued using the fair market value of the Company’s common stock as of the date of grant. The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. The remaining unvested shares are subject to forfeitures and restrictions on sale, or transfer, up until the vesting date.

Earnings (Loss) Per Share

     The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is antidilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants as well as preferred stock and unvested restricted stock is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the years ended December 31, 2007, 2006 and 2005, a total of 576,950, 453,344 and 426,428 of common stock equivalent shares were excluded from the computation of diluted net loss per share and consisted of the following:

	Years Ended December 31,
	2007	2006	2005

Options	80,829	83,191	97,108
Warrants	84,320	84,320	84,320
Preferred stock	290,135	—	—
Non-vested restricted stock	121,666	285,833	245,000

Total	576,950	453,344	426,428

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains a significant portion of its cash and cash equivalents with two financial institutions. At times these balances exceed the FDIC insured limit.

     As of December 31, 2007 and 2006, the Company had 83% and 61%, respectively, of its accounts receivable with the National Exchange Carriers Association (“NECA”). For the years ended December 31, 2007 and 2006, the Company generated 88% and 68%, respectively, of its total revenue with NECA. As of December 31, 2007 and 2006, the Company had 7% and 11%, respectively, of its accounts receivable with T-Mobile. For the years ended December 31, 2007 and 2006, the Company generated 4% and 19%, respectively, of its total revenue with T-Mobile. The Company performs periodic credit evaluations of its customers but generally does not require collateral.

Other Concentration of Risk

     The Company is heavily reliant upon Nordia, Inc. for technology and labor supporting our IP text relay services. The Company is heavily reliant upon Visual Language Interpreting, Inc. for specialized labor supporting its Video Relay Service, launched in December 2006.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Fair Value of Financial Instruments

     The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts and notes receivable, accounts payable and other debt obligations approximate their fair values due to the short maturity of these items.

Reclassifications

     The Company has reclassified certain prior year information to conform with current year presentation. Such reclassifications had no effect on the prior year’s net loss.

Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged, but the issuance of FASB Staff Position SFAS No. 157-2 has delayed the effective date to fiscal years beginning after November 15, 2008 as it relates to non-financial assets and non-financial liabilities. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s financial condition or results of operations.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial condition or results of operations.

     In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R ) applies to fiscal years beginning on or after December 18, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) on its results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 applies to fiscal years beginning on or after December 18, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 160 on its results of operations and financial condition.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

3. Settlement of Hands On Litigation

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

     As a result of the terminated merger, the Company wrote off a total of $490 of merger related expenses during the year ended December 31, 2006 and such write off is included in other income (expense), net.

     On September 12, 2007, the Company entered into a definitive merger agreement with Hands On Video Relay Services, Inc. (Hands On). (see note 14)

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

4. Discontinued Operation.

     On September 1, 2006, the Company entered into an agreement to sell GoAmerica Marketing, Inc., dba GA Prepaid (“GA Prepaid”), its prepaid calling card division, effective August 31, 2006. The sale closed on October 2, 2006 and the Company recognized a gain on sale of $38, representing the excess of purchase consideration received at closing over the book value of assets sold. The gain is reflected in the 2006 results for the discontinued segment. The Company received total consideration of $131, which consisted of the purchase price of $75 and working capital reimbursements totaling $56. The Company was paid $20 at closing and $111 was payable under a guaranteed promissory note to be received in five monthly installments beginning on October 31, 2006.

     Total revenues related to the discontinued operations were $3,582 and $3,147 for the years ended December 31, 2006 and 2005, respectively. There were no assets or liabilities of GA Prepaid in the Consolidated Balance Sheet as of December 31, 2007 and 2006 and the results of operations have been reclassified as loss from discontinued operations in the Consolidated Statements of Operations for all dates and periods presented.

5. Credit Agreement

     On August 1, 2007, the Company entered into a Credit Agreement, (the “Credit Agreement”), with to Clearlake Capital Group (“Clearlake”) as administrative agent and collateral agent, pursuant to which the Company received a $1,000 bridge loan, which was increased by $1,750 on September 14, 2007 and an additional increase of $750 on October 29, 2007. Interest on the loan is payable on the first business day following the end of each month, at the LIBOR rate, plus 8%. LIBOR rate utilized for interest calculations at December 31, 2007 was 5.125%. Interest is payable in cash, except that a portion of the interest equal to 4% is payable in kind in the form of additional loans. The loan is secured by substantially all of the assets of GoAmerica and its principal subsidiaries and the stock of such principal subsidiaries. The credit agreements contain customary operating and financial covenants, including restrictions on the Company’s ability to pay dividends to its common stockholders, make investments, undertake affiliate transactions, and incur additional indebtedness, in addition to financial compliance requirements. Subsequent to December 31, 2007, the loan was repaid upon the closing of the Verizon transaction described in note 14.

     At December 31, 2007, the Company had $3,532 outstanding under the agreement.

6. Goodwill

     The Company’s annual impairment test under SFAS No. 142 indicated that no impairment had occurred during 2007, 2006 and 2005 relative to the Company’s Wynd reporting unit. Furthermore, there was no change in the Company’s goodwill balance during the three year period ended December 31, 2007.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

7. Supplemental Balance Sheet Information

     Merchandise inventories:

     During 2007, the Company recorded write-downs of approximately $18 in order to reflect inventory at the lower of cost or market. The write-down primarily relates to a lower of cost to market adjustment for wireless phones which remained unsold. There were no write-downs recorded during 2006.

     Property, equipment and leasehold improvements:

     Property, equipment and leasehold improvements consisted of the following:

	December 31,
	2007	2006
Furniture, fixtures and equipment	$ 211	$ 333
Computer equipment and software	2,996	6,159
Leasehold improvements	11	162

	3,218	6,654
Accumulated depreciation and amortization	(2,301)	(5,899)

	$ 917	$ 755

     The Company recorded depreciation expense of $356, $362 and $485 for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, during 2007, the Company wrote off retired assets that were fully depreciated in the amount of $3,960.

     Included in the above table are the following assets recorded under capital leases:

	December 31,
	2007	2006
Cost	$340	$278
Accumulated amortization	(97)	(37)

Net assets	$243	$241

     The Company includes the amortization of leased assets in their reported totals for depreciation and amortization of fixed assets. For the years ended December 31, 2007 and 2006, such amortization amounted to $55 and $37, respectively.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     Accounts Payable and Accrued expenses:

     Accounts Payable and Accrued expenses consisted of the following:

	December 31,
	2007	2006
Relay services	$1,422	$1,478
Dealer commissions	20	176
Professional fees	2,426	206
Employee compensation	746	113
Franchise taxes	—	90
Interest	36	—
Carrier services	177	349
Insurance	9	12
Equipment purchases	3	38
Other	69	79

	$4,908	$2,541

8. Commitments and Contingencies

     Boundless Matter

     On September 22, 2004, Boundless Depot, LLC (“Boundless Depot”) and Scott Johnson, one of two Boundless Depot shareholders, sued GoAmerica and Wynd Communications in the Superior Court of the State of California for the County of Los Angeles, claiming damages of one million dollars for GoAmerica’s refusal to pay Boundless Depot unattained contingent consideration, comprised of cash and/or GoAmerica Common Stock, with respect to the Asset Purchase Agreement dated as of February 8, 2003 (the “Deafwireless Agreement”), pursuant to which GoAmerica and Wynd Communications acquired certain Deafwireless assets. The total value of such contingent consideration, if all contingencies had been fully met and amounts paid immediately thereupon, would not have exceeded $211; however, the Company does not believe any of the contingent consideration is owed to Boundless Depot or either of its shareholders since conditions of the Deafwireless Agreement were not met and the Company incurred costs for which it is entitled to receive reimbursement from Boundless Depot or offset against any amounts that may become payable to Boundless Depot. Upon petition by GoAmerica and Wynd Communications, the Court has ordered this matter into arbitration, which was scheduled for February 2006 and later deferred due to settlement discussions. The plaintiffs have not moved to reschedule the arbitration proceeding. We intend to defend this action vigorously and may elect to pursue counterclaims.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     Leases and Other

     Future minimum capital lease payments and future minimum lease payments relating to office space under noncancelable operating leases as of December 31, 2007 are as follows:

Year ending December 31,	Capital Leases	Operating Leases
2008	$108	$ 420
2009	76	428
2010	11	104
2011	—	103
2012	—	—
Thereafter	—	—

Total minimum lease payments	195	$1,055
Less amount representing interest	(33)

Present value of net minimum capital lease payments	162
Less current portion of capital lease obligations	(88)

Obligations under capital lease, net of current portion	$ 74

     During 2007, 2006 and 2005, total rent expense was approximately $441, $306 and $301, respectively.

     Effective November 1, 2007, Wayne D. Smith resigned from all of his positions with the Company. Mr. Smith will receive one year’s severance, continuing medical benefits, and all restrictions remaining on restricted stock grants of the Company’s Common Stock previously made to him have lapsed resulting in a charge of $84 to the statement of operations. Mr. Smith will be entitled to receive a bonus, relating to 2007, in an amount equal to any bonus that may be paid to any other executive officer of the Company. The Company has accrued $193 as of December 31, 2007 for such obligations.

     At December 31, 2007, $200 of the Company’s cash was held in escrow in support of a performance bond issued in favor of the State of Tennessee in order to secure transfer approval of the state TRS contract that is pending final approval. (see note 14)

     During 2005, the Company entered into employment agreements with certain of its key executives which provide for fixed compensation. These agreements generally continue until terminated by the employee or the Company and, under certain circumstances, provide for salary continuance for a specified period of no more than 1 year. In December 2007, certain agreements were amended in anticipation of the pending transactions. (see note 14)

     Subsequent to December 31, 2007, the Company entered into and assumed additional agreements in conjunction with the transactions further discussed in note 14.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9. Benefit Plan

     The Company has established a defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for voluntary employee contributions of up to 15 percent of compensation for employees meeting certain eligibility requirements. The Company contributes to the plan up to a maximum of 3 percent of eligible employee compensation. The Company’s contribution during 2007, 2006 and 2005 was $53, $39 and $42, respectively.

10. Stockholders’ Equity

     On August 1, 2007, the Company filed a Certificate of Designations, Powers, Preferences and Rights of the Series A Preferred Stock (“Series A Preferred Stock”) with the Secretary of State of the State of Delaware. Such certificate authorized and designated 290,135 shares of Series A Preferred Stock with a par value of $0.01 per share. The Series A Preferred Stock, plus all accrued and unpaid dividends, has a liquidation value of $5.17 per share and is convertible into shares of Common Stock, at any time after the date of issue, at a conversion price of $5.17, subject to adjustment for stock splits, stock dividends and issuances of additional shares of common stock for no consideration or for consideration that is less than the conversion price that is then in effect. The Series A Preferred Stock may be redeemed at the option of the holder or by the Company under certain circumstances.

     Each holder shall be entitled to the number of votes equal to the number of shares of Common Stock the Series A Preferred Stock could be converted into. The shares of Series A Preferred Stock will accrue cumulative cash dividends at a rate of 8% per annum, compounded quarterly from the date of issuance. Payment of dividends on the Series A Preferred Stock will be paid in preference to any dividend on Common Stock.

     On August 1, 2007, the Company sold 290,135 shares of Series A Preferred Stock to Clearlake Capital Group (Clearlake) at a purchase price of $5.17 per share resulting in net proceeds of approximately $1,460,000. On August 1, 2007, the Company also entered into an agreement with Clearlake, which was later amended on September 12, 2007, allowing for the purchase of 7,446,809 additional shares of preferred stock, subject to the Company filing, an amended and restated certificate of incorporation increasing the authorized number of shares of Series A Preferred Stock, in connection with the acquisitions more fully described in note 14. As of December 31, 2007, the Company had accrued approximately $50 of preferred dividends.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     As of December 31, 2007, the Company had the following warrants outstanding and exercisable:

	Amount	Exercise price	Expiration date
Private placement agent-2004 financing	14,101	$12.00	March 10, 2009
2004 investors	57,719	$12.00	December 19, 2008
Landlord	12,500	$36.80	November 14, 2013

Total	84,320

     As of December 31, 2007, the Company had reserved shares of common stock for issuance as follows:

Exercise of common stock options or additional common stock awards	1,713,329
Exercise of common stock purchase warrants	84,320
Employee Stock Purchase Plan	48,335
Exercise of right to convert of preferred shares	290,135

11. Stock Option Plans and Other Stock-Based Compensation

     On August 3, 1999, the Company adopted the GoAmerica Communications Corp. 1999 Stock Option Plan. This plan provided for the granting of awards to purchase shares of common stock. No further option grants will be made under the GoAmerica Communications Corp. 1999 Stock Option Plan.

     In December 1999, the Company’s Board of Directors adopted the GoAmerica, Inc. 1999 Stock Plan (the “1999 Plan”) as a successor plan to the GoAmerica Communications Corp. 1999 Stock Option Plan, pursuant to which 60,000 additional shares of the Company’s common stock have been reserved for issuance to selected employees, non-employee directors and consultants. In May 2001, the Company’s shareholders approved an increase in the maximum number of shares issuable under the 1999 Plan from 60,000 to 132,809 shares.

     In November 2005, the Company’s Board of Directors adopted the 2005 Equity Compensation Plan (the “2005 Plan”) as a successor plan to the 1999 Plan, pursuant to which 400,000 additional shares of the Company’s common stock have been reserved for issuance to selected employees, non-employee directors and consultants. In December 2005, the Company’s shareholders approved the 2005 Plan. In December of 2007, the Company’s shareholders amended the plan, pursuant to which 1,600,000 additional shares of the Company’s common stock have been reserved for issuance to selected employees, non-employee directors and consultants bringing the total available under the plan to 2,000,000.

     Under the terms of the 2005 Plan, a committee of the Company’s Board of Directors may grant options to purchase shares of the Company’s common stock to employees and consultants of the Company at such prices that may be determined by the committee. The 2005 Plan provides for award grants in the form of incentive stock options, non-qualified stock options and restricted stock awards. Options granted under the 2005 Plan generally vest annually over 4 years and expire after 10 years.

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

     The following table summarizes the stock option activity on a combined basis for the Company’s stock based compensation plans during 2007, 2006 and 2005:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2005	89,387	$ 90.61
Granted	10,242	$ 4.19
Exercised	—	—
Cancelled	(2,521)	$ 65.30

Outstanding at December 31, 2005	97,108	$ 72.59
Granted	—	—
Exercised	(1,654)	$ 4.19
Cancelled	(12,263)	$ 43.82

Outstanding at December 31, 2006	83,191	$ 75.90
Granted	—	—
Exercised	—	—
Cancelled	(2,362)	$155.63

Outstanding at December 31, 2007	80,829	$ 73.57

Exercisable at December 31, 2007	79,162	$ 75.07

Exercisable at December 31, 2006	79,858	$ 78.97

Exercisable at December 31, 2005	92,108	$ 76.41

Available for grant at December 31, 2007	1,632,500	—

     The total intrinsic value, which is the amount by which the stock price exceeds the exercise price of the options on the date of exercise, of options exercised during the years ended December 31, 2007, 2006 and 2005 was none, $9 and none, respectively.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     The following table summarizes information about fixed price stock options outstanding at December 31, 2007:

	Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
$2.35-$4.19	17,191	$3.12	6.8 years
$16.00-$26.40	38,139	$19.93	6.0 years
$43.20-$44.80	5,875	$44.02	3.5 years
$84.00-$84.80	4,271	$84.50	3.0 years
$104.80-$151.20	6,222	$149.55	5.0 years
$162.48-$167.20	2,881	$166.70	2.8 years
$401.60-$600.00	5,750	$428.29	3.4 years
$1200.00-$1280.00	500	$1280.00	3.6 years

	80,829

Ending exercisable	79,162	$75.07	4.2 years	$37

	Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
$2.35-$4.19	15,524	$3.20
$16.00-$26.40	38,139	$19.93
$43.20-$44.80	5,875	$44.02
$84.00-$84.80	4,271	$84.50
$104.80-$151.20	6,222	$149.55
$162.48-$167.20	2,881	$166.70
$401.60-$600.00	5,750	$428.29
$1200.00-$1280.00	500	$1280.00

	79,162

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day, December 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     The weighted average grant date fair value of options granted during 2005 was $2.79. There were no options granted during 2007 and 2006.

     The following table sets forth the total stock-based compensation expense resulting from stock options and nonvested restricted stock awards included in the Company’s consolidated statements of operations for the year ended December 31, 2007:

Year Ended December 31, 2007

Selling, general and administrative	$ 781

Stock-based compensation expense before income taxes	781
Income tax benefit	—

Total stock-based compensation expense after income taxes	$ 781

     As of December 31, 2007, approximately $2 of total unrecognized compensation cost related to stock options issued prior to 2006 is expected to be recognized over a weighted-average period of 1 year.

     Prior to the adoption of SFAS 123R, the Company applied SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income (loss). As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

     The following table illustrates the effect on net loss after tax and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the year ended December 31, 2005:

December 31, 2005

Net loss, as reported	$ (4,372)
Deduct: Stock-based employee compensation expense included in reported net
loss	54
Add: Total stock-based employee compensation expense determined under fair
value based method for all awards	(569)

Pro forma net loss	$ (4,887)
Loss per share – basic, as reported	$ (2.09)

Loss per share – diluted, as reported	$ (2.09)

Pro forma loss per share - basic	$ (2.33)

Pro forma loss per share - diluted	$ (2.33)

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     For purposes of the above pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005: weighted-average risk-free interest rate of 4.20%; expected volatility of 80%; no dividends; and a weighted-average expected life of the options of 2.0 years.

     Restricted Stock

     In November 2005, the Company issued 245,000 shares of common stock under the 2005 Plan in the form of restricted stock awards in connection with employment agreements. These shares were issued as an incentive to retain key employees and officers and will vest over 3 years.

     In November 2006, the Company issued 122,500 shares of common stock under the 2005 Plan in the form of restricted stock awards of which 92,500 were issued to directors of the Company and 30,000 to consultants. These shares will vest over 3 years, with the exception of certain shares which vesting was accelerated (see note 8).

     The following table summarizes the Company’s nonvested restricted stock activity for the year ended December 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Non vested stock at January 1, 2005	—	$ —
Granted	245,000	5.24
Vested	—	—
Forfeited	—	—

Non vested stock at December 31, 2005	245,000	$5.24
Granted	122,500	4.02
Vested	(81,667)	5.24
Forfeited	—	—

Non vested stock at December 31, 2006	285,833	$4.72
Granted	—	—
Vested	(160,835)	4.78
Forfeited	—	—

Non vested stock at December 31, 2007	124,998	$4.64

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     As of December 31, 2007, $290 of total unrecognized compensation costs which will be recognized in January 2008. (see note 14)

12. Income Taxes

     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$ 69,889	$ 69,466
Deferred compensation	9,614	9,318
Reserves and accruals	111	60
Amortization of goodwill	3,272	3,398
Other	2,539	2,444
Less valuation allowance	(85,424)	(84,685)

Deferred tax assets	1	1
Deferred tax liabilities:
Intangible assets	(1)	(1)

Net deferred tax assets	$ —	$ —

     A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2007	2006	2005
Statutory federal income tax benefit at 34%	$(1,275)	$(667)	$(1,487)
State income tax benefit, net of federal benefit	(1,395)	(890)	(1,002)
Non-deductible expenses	4	4	168
Other, primarily changes in net operating loss carryforwards available	705	715	3,178
Change in valuation allowance	739	49	(1,621)

Total	$(1,222)	$(789)	$ (764)

     The state tax benefits recorded in 2007, 2006 and 2005 of $1,222, $789 and $764, respectively, are attributable to the Company’s sale of certain state net operating loss carryforwards.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     At December 31, 2007, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $185,200 and $116,900, respectively. The federal NOL carryforwards expire beginning in 2011 and state NOL’s beginning in 2007. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 1999, 2004 and again in 2008, such a change in ownership occurred. As a result of the change, the Company’s ability to utilize certain of its net operating loss carryforwards will be limited. In addition, the Company acquired additional net operating losses through its acquisitions of Wynd and Hotpaper. The Company believes that an ownership change has occurred with respect to these entities. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. The Company has not performed a detailed analysis to determine the amount of the potential limitations including those that may result from the Company’s January 2008 acquisitions.

13. Related party transactions

     The Company entered into certain financing and equity agreements with Clearlake as a result of the transactions described in note 14. As a result, the Company paid Clearlake approximately $1,200 of capitalized deferred financing fees and $200 of expense reimbursements which have been charged to the statement of operations. Such amounts are also included as borrowings under the credit agreement described in note 5. In addition, during 2007 the Company paid Clearlake approximately $106 of interest of which $32 was paid in cash and the balance has been added to the outstanding balance. The Company also accrued $36 of interest as of December 31, 2007.

14. Subsequent events

Acquisitions

Verizon TRS division acquisition

     On January 10, 2008, the Company acquired the assets of Verizon’s TRS division for $46 million in cash and up to an additional $8 million in contingent cash consideration.  The Verizon acquisition was financed through $35 million of equity financing and $30 million of senior debt financing, funded in each case by funds managed by Clearlake. Concurrently with the execution of the Verizon acquisition, Clearlake purchased an additional 6,479,691 shares of Series A Preferred Stock at a price of $5.17 per share. The Company consummated the acquisition in an effort to increase its volume and improve its results of operations.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     The funding of the estimated purchase price of the acquisition is as follows:

Value of preferred stock issued	$ 35,000
Senior debt issuance	30,000
Acquired working capital	(6,000)
Additional working capital raised	(11,000)
Estimated direct transaction costs	4,000

Total estimated purchase price	$ 52,000

     The components of the purchase price are as follows:

Cash consideration	$ 46,000
Contingent consideration	8,000
Transaction costs	4,000

Total purchase consideration and transaction costs	58,000
Acquired working capital	(6,000)

Total estimated purchase price	$ 52,000

     Under the purchase method of accounting, the total estimated purchase price, as shown in the table above, is allocated to net tangible assets acquired based on their estimated fair values as of the date of the completion of the acquisition. The fair value of these assets is subject to change based on additional information that may come to management’s attention, restructuring decisions made upon completion of the acquisition or results of the fund-raising effort referenced above. Amounts represented in this table assume the payment of the contingent consideration and do not reflect the acquired working capital. The preliminary estimated purchase price is allocated as follows:

Identifiable intangible assets	$ 5,200
Goodwill	46,800

Total estimated purchase price	$52,000

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     The Company is currently in the process of determining identifiable intangible assets and their associated useful lives. In addition, the Company is also evaluating what, if any, amount of goodwill is expected to be tax deductible. The Company is currently evaluating future organizational structure and therefore has not identified amounts by reportable segment.

     In connection with the Verizon acquisition, the Company entered into a Managed Services Agreement, dated August 1, 2007, with Stellar Nordia Services LLC (“Stellar Nordia”). Under that agreement, Stellar Nordia will assume facilities, employee and operational responsibilities for the two primary call centers associated with Verizon’s TRS division business.

     Stellar Nordia will provide inbound call relay services to the Company, utilizing Stellar Nordia’s proprietary platform and software for the newly acquired traffic from Verizon and for the Company’s existing text traffic. In addition, pursuant to a related agreement, Stellar Nordia will, as subcontractor to the Comapny, assume and operate under the Company’s supervision, the call centers being acquired under the asset purchase agreement for Verizon’s TRS division as well as the current, pre-acquisition traffic of the Company. The Company expects to realize material cost savings as compared to Verizon from utilizing the Stellar Nordia arrangement described in this paragraph.

     The managed services agreement also provides that Stellar Nordia will undertake capital expenditures and hiring in preparation for the TRS acquisition, such that Stellar Nordia will be in a position to service existing TRS division traffic upon consummation of the closing. The managed services agreement obligates the Company to pay certain fees to Stellar Nordia if the Company elects to terminate the managed services agreement early.

     The managed services agreement replaced the Company’s existing agreement with Stellar Nordia upon the closing of the acquisition of Verizon’s TRS division. Under the new agreement, provided that one or more of the state contracts are in effect, the Company has agreed to provide Stellar Nordia with rolling forecasts of its IP relay traffic demand forecasts, and has agreed to certain minimum call traffic commitments with financial penalties for failure to achieve either the traffic forecasts or the call traffic commitments as to such state contracts. The Company has agreed to pay Stellar Nordia monthly and Stellar Nordia has agreed to bill the Company in U.S. dollars, except that IP relay traffic handled by Stellar Nordia in Canada will be billed in Canadian dollars, the exchange rate for which has been fixed within an exchange rate band. In addition, provided that one or more of the state contracts are in effect at the time of closing of the acquisition, the Company has agreed to pay Stellar Nordia, over sixteen quarters, a transition fee equal to the lesser of an established fee or, in the event of loss of the state TRS service, 50% of any actual, direct and documented loss by Stellar Nordia. The maximum amount the Company may be liable for under such agreement will not exceed $5.5 million.

Hands On acquisition

     On January 10, 2008, the Company acquired Hands On for $35 million in cash and approximately 6,700,000 shares of its common stock. The cash portion of the consideration was funded by the sale of 967,118 shares of Series A Preferred Stock to a fund managed by Clearlake and the issuance of new debt. The Company consummated the merger in an effort to increase its volume and improve its results of operations.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     The total purchase price of the merger based on an average market price per share of the Company’s common stock of $5.17 is as follows:

Value of common stock issued	$ 34,630
Senior debt issuance	40,000
Assumption of Hands On options	1,805
Acquired net assets	(2,070)
Additional working capital raised	(5,000)
Estimated direct transaction costs	4,000

Total estimated purchase price	$ 73,365

     In accordance with the merger agreement 220,498 Hands On stock options were exchanged for 276,238 stock options of the Company. The fair market value of the Company options exceeded the fair market value of the Hands On options by $1,805.

     Under the purchase method of accounting, the total estimated purchase price, as shown in the table above, is allocated to Hands On net tangible assets based on their estimated fair values as of the date of the completion of the merger. The fair value of these assets is subject to change based on additional information that may come to management’s attention, restructuring decisions made upon completion of the merger or results of the fund raising effort referenced above. The preliminary estimated purchase price is allocated as follows:

Identifiable intangible assets	$29,346
Goodwill	44,019

Total estimated purchase price	$73,365

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     The Company is currently in the process of determining identifiable intangible assets and their associated useful lives. In addition, the Company is also evaluating what, if any, amount of goodwill is expected to be tax deductible. The Company is currently evaluating future organizational structure and therefore has not identified amounts by reportable segment.

     In conjunction with the closing of the Hands On acquisition, the Company assumed certain outstanding operating and capital leases agreements in force on the date of closing.

     To create additional flexibility to pursue strategic opportunities, the Company has also secured a $15 million unfunded credit revolver, with a term of five years and interest rates to be determined at time of utilization which creates additional liquidity for the Company as needed.

Restricted Stock

     During January 2008, the Company vested 121,666 shares of restricted stock which represented all remaining restricted shares held by executive management and directors that were unvested at December 31, 2007. As a result, the Company will recognize $290 of non cash compensation expense during the quarter ending March 31, 2008.

Employment Agreements

     Effective with the closing of the transactions referred to above there were changes to the following employment arrangements:

  Donald G. Barnhart’s prior employment agreement was superseded by an Agreement Regarding Basic Terms of Employment (the “Superseding Employment Agreement”), pursuant to which Mr. Barnhart will serve the Company as Senior Vice President, Accounting, at a base annual salary of $185. The Superseding Employment Agreement provides that Mr. Barnhart will serve on an at will basis, without a specific term of employment. He will be eligible to receive a bonus, and will receive an option grant of 70,000 shares. The options will vest at the rate of one-forty-eighth of such shares per month, provided Mr. Barnhart remains employed with the Company on each vesting date. If Mr. Barnhart’s employment is terminated without Cause or for Good Reason (in eachcase as defined in the Superseding Employment Agreement), Mr. Barnhart will be entitled to receive 12 months severance.

  Jesse Odom’s prior employment agreement was superseded by an Agreement Regarding Basic Terms of Employment (the “Second Superseding Employment Agreement”), pursuant to which Mr. Odom will serve the Company as Senior Vice President, Technology, at a base annual salary of $200. The Second Superseding Employment Agreement provides that Mr. Odom will serve on an at will basis, without a specific term of employment. He will be eligible to receive a bonus, and will receive an option grant of 100,000 shares. The options will vest at the rate of one-forty-eighth of such shares per month, provided Mr. Odom remains employed with the Company on each vesting date. If Mr. Odom’s employment is terminated without Cause or for Good Reason (in each case as defined in the Superseding Employment Agreement), Mr. Odom will be entitled to receive 12 months severance.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     On March 20, 2008, the Company entered into new employment agreements with Daniel R. Luis, its Chief Executive Officer, and with Edmond Routhier, its President and Vice Chairman of the Board (collectively, the “Executives”). In addition, each will receive an option grant of 400,000 shares. Each employment agreement is substantially the same.

     The employment agreements provide that both Executives are to receive an initial base salary of $275,000. The Compensation Committee may award one or both Executives additional bonus payments, option grants or restricted stock awards in its discretion.

     The agreements are each of indefinite term; each such agreement provides for an annual salary review, at which time the salaries paid under such agreements may be increased (but not decreased) in the discretion of the Compensation Committee.

     In the event that either Executive is terminated without cause or resigns for good reason (as each such term is defined in the agreements), he shall be entitled to receive enhanced severance, in an amount equal to one year’s base salary, as well as the right to continue in Company health and welfare benefit plans for one year after termination and 90 days’ outplacement services at a level commensurate with his position.

     In the event of a change of control of the Company, as defined in the employment agreements, 25% of the Executives’ then-unvested stock options shall immediately vest. In addition, after a change of control of the Company, all remaining unvested stock of either Executive shall immediately vest if (a) such Executive’s aggregate compensation is substantially diminished, or (b) such Executive is required to relocate more than 100 miles from his then-current residence in order to continue to perform his duties.

     Each Executive also receives a $1,000 per month expense allowances and is reimbursed for additional business travel and entertainment expenses incurred in connection with their duties. Each employment agreement also contains certain confidentiality provisions and requires that the Company maintain standard directors and officers insurance in the same amount as the Company maintains for other directors and officers.

Amendment of 2005 Equity Compensation Plan

     On March 20, 2008 the Board of Directors of the Company amended its 2005 Equity Compensation Plan to increase the total number of shares available for award thereunder from 2,000,000 shares to 2,600,000 shares. The Company intends to seek stockholder approval of such amendment as soon as practicable.

Amendments to Articles of Incorporation or By-Laws

        On January 10, 2008, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “New Charter”). As described in the Company’s proxy materials for its 2007 annual meeting, the New Charter:

    increases the number of authorized shares of the Company’s preferred stock and Series A Preferred Stock, decreases the number of authorized shares of the Company’s common stock, removes the provisions creating and maintaining a classified board of directors, results in Go America’s opting out of Section 203 of the General Corporation Law of the State of Delaware regarding restrictions on the Company engaging in business combinations with interested stockholders, authorizes the holders of the Series A Preferred Stock to appoint two directors to the Company’s board, provides for automatic conversion of the Series A Preferred Stock to common stock if the sale of Go America common stock yields $50 million or more in gross proceeds in an underwritten public offering and the average closing price of the common stock is $15.00 or more per share over a 90-day period, and provides for a reduction in the rate of dividends payable on the Series A Preferred Stock from 8% per year to 3% per year if the average closing price of the common stock is $20.00 or more per share over a 90-day period at any time one year or more after completion of the Hands On merger.
        The Company also amended its By-laws by deleting the provisions concerning a staggered board of directors.

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

15. Quarterly Financial Data (Unaudited)

     The table below summarizes the Company’s unaudited quarterly operating results for the years ended December 31, 2007 and 2006.

	Quarter Ended
2007	March 31	June 30	September 30	December 31
Net revenue	$ 4,307	$ 4,305	$ 4,836	$ 5,177
Cost of revenue	(2,878)	(3,146)	(3,443)	(3,199)
Operating expenses	(1,994)	(1,879)	(2,150)	(4,222)
Depreciation and amortization expenses	(73)	(90)	(94)	(99)
Other (expense) income, net	(127)	24	(10)	(155)
Loss before benefit from income taxes	(765)	(786)	(861)	(2,498)
Benefit from income taxes	—	—	—	1,210
Net (loss) income	(765)	(786)	(861)	(1,288)
Preferred dividends	—	—	(20)	(30)
Net (loss) income applicable to common stockholders
	$ (765)	$ (786)	$ (881)	$(1,318)
Loss per share – Basic and diluted:
- Loss from continuing operations	$ (0.35)	$ (0.36)	$ (0.41)	$ (0.56)
- Loss from discontinued operations	$ —	$ —	$ —	$ (0.00)
Basic and diluted net loss per share	$ (0.35)	$ (0.36)	$ (0.41)	$ (0.56)

2006	March 31	June 30	September 30	December 31
Net revenue	$ 1,636	$ 2,388	$ 4,551	$ 4,201
Cost of revenue	(291)	(954)	(2,812)	(2,754)
Operating expenses	(1,786)	(1,636)	(1,832)	(2,188)
Depreciation and amortization expenses	(144)	(126)	(104)	12
Other (expense) income, net	(374)	43	46	(36)
Loss before benefit from income taxes	(959)	(285)	(151)	(765)
Benefit from income taxes	—	—	—	789
(Loss) income from continuing operations
	(959)	(285)	(151)	24
Loss from discontinued operations	(119)	(81)	(371)	(18)
Net (loss) income	$(1,078)	$ (366)	$ (522)	$ 6
Loss per share – Basic and diluted:
- Loss from continuing operations	$ (0.45)	$ (0.13)	$ (0.07)	$ (0.00)
- Loss from discontinued operations	$ (0.06)	$ (0.04)	$ (0.18)	$ (0.00)
Basic and diluted net loss per share	$ (0.51)	$ (0.17)	$ (0.25)	$ (0.00)

GOAMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

16. Supplemental Cash Flow Information

     The table below presents the Company’s supplemental disclosure of cash flow information for the years ended December 31, 2007, 2006 and 2005.

	Years ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:

Interest paid	$ 26	$ 10	$ 28

Non-cash investing and financing activities:

Deferred financing costs withheld from proceeds from the sale of preferred stock	498	—	—

Deferred financing costs withheld from proceeds from the issuance of debt	664	—	—

Deferred acquisition costs withheld from proceeds from the sale of preferred stock	500	—	—

Deferred acquisition costs withheld from proceeds from the issuance of debt	2,273	—	—

Costs associated with the sale of preferred stock	40	—	—

Cost of issuance of debt withheld from proceeds from the sale of preferred stock	35	—	—

Accrued preferred stock dividend	50	—	—

Interest paid in kind	32	—	—

Acquisition of equipment through capital leases	203	203	108

Issuance of shares pursuant to management contract	—	—	1,245

Schedule II

     GOAMERICA, INC.
FINANCIAL STATEMENT SCHEDULE

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2007, 2006 and 2005

	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions		Balance at End of Period
Year Ended December 31, 2007
Allowance for doubtful accounts	$157	$407	$272	(1)	$292
Inventory Reserve	—	18	18	(2)	—

Year Ended December 31, 2006
Allowance for doubtful accounts	$278	$156	$277	(1)	$157

Year Ended December 31, 2005
Allowance for doubtful accounts	$603	$318	$643	(1)	$278
Inventory Reserve	—	12	12	(2)	—

(1)	Uncollectible accounts written-off, net of recoveries.

(2)	Inventory discounts charged to reserve.