Form 10-K/A
period 2007-12-31
GOAMERICA INC
filed 2008-04-29
CIK 1101268

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(adding Items 10 –14 and amending Item 15 only)

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Common Stock, $0.01 par value

(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes: ___	No: X

     Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes: ___	No: X

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: X	No: ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer X	Smaller reporting company ____

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes: ___	No: X

     The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2007), was $11,078,740.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 24, 2008:

Class	Number of Shares
Common Stock, $0.01 par value	9,159,071

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the "Annual Report") of GoAmerica, Inc. (the "Company" or "GoAmerica") filed on March 28, 2008 with the Securities and Exchange Commission (the "SEC") is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2007 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 28, 2008 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

-i-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

     GoAmerica's Board of Directors currently consists of Steven C. Chang, Aaron Dobrinsky, Behdad Eghbali, Steven Eskenazi, Christopher Gibbons, Daniel R. Luis, Bill M. McDonagh and Edmond Routhier, with Mr. Dobrinsky serving as Chairman of the Board. All directors will serve until the next annual meeting and until their successors are duly elected and qualified.

		Served as a Director Since	Positions with the Company
Name	Age
Steven C. Chang	35	January 2008	Director
Aaron Dobrinsky	44	1996	Chairman of the Board
Behdad Eghbali	31	August 2007	Director
Steven Eskenazi	45	January 2008	Director
Christopher Gibbons	59	March 2008	Director
Daniel R. Luis	41	2003	Chief Executive Officer and Director
Bill M. McDonagh	51	January 2008	Director
Edmond Routhier	40	January 2008	President and Vice Chairman of the Board

     Steven C. Chang joined our Board of Directors in January 2008. Mr. Chang is a partner and co-founder of Clearlake Capital Group, a private investment firm. Prior to forming Clearlake in January 2007, Mr. Chang was a partner in and a member of the investment committee of Tennenbaum Capital Partners, LLC, a private investment firm, where he worked as an investment professional from 2002 to the end of 2006. Before joining Tennenbaum Capital Partners, he was a Principal at Barnard & Co., a private equity investment group, from 1997 to 2001. From 1995 to 1997, Mr. Chang worked at Goldman, Sachs & Co., a global financial services firm, in its Special Situations, Mergers & Acquisitions, and Healthcare groups. Mr. Chang has A.B., B.S. and M.S. degrees from Stanford University. He currently serves as a director of Lawson Software, Inc., a software and service provider, and Compudyne Corporation, a provider of products and services to the public security markets.

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

     Behdad Eghbali joined our Board of Directors in August 2007. Mr. Eghbali is a partner and co-founder of Clearlake Capital Group, a private equity firm. Prior to forming Clearlake in January 2007, Mr. Eghbali was a private equity investor at the Texas Pacific Group from 2003 to 2007. Before joining Texas Pacific Group in 2003, Mr. Eghbali was a partner at Venus Capital (Voyager Fund) from 2001 to 2003. Prior to that, he was the Vice President of Business Development at Turbolinux, a software/services provider, from 1999 to 2001. Mr. Eghbali has served as a director of Compudyne Corporation and Buy.com, Inc. since 2007. Mr. Eghbali received a BS degree from the University of California, Berkeley.

     Steven Eskenazi joined our Board in January 2008. Mr. Eskenazi is currently the Managing Director of WaldenVC II LP and Walden Media & Information Technology LP. He joined Walden from Alex. Brown, where he worked for seven years as a Managing Director and founder of Alex. Brown's New Media Group. At Alex. Brown, he was directly involved in financing and sponsoring a wide range of media technology companies. Mr. Eskenazi is chairman of the board of Apollo International and a member of the board of directors of several privately held companies. Mr. Eskenazi received his Master of Business Administration from the Amos Tuck School at Dartmouth College, and he earned his Bachelor of Science Degree in Applied Mathematics with Honors from Union College.

     Christopher Gibbons was appointed to GoAmerica's Board in March 2008. He held multiple executive positions at Microsoft from 1993 to 1999, including Chief Information Officer (CIO). While at Microsoft, he also served as General Manager of Microsoft's Enterprise Computing Group, which was responsible for global Office 2000 marketing programs for enterprises. Most recently, Mr. Gibbons was the Chief Technology Officer (CTO) (from 2000 to 2004) and a board member (from 2000 to 2006) of eStara Corp, an e-commerce optimization provider, until it was acquired by ATG in 2006. In addition to his technology roles, Mr. Gibbons has also held a number of operational and financial positions. He is currently an advisor to Clearlake Capital Group and serves as a member of Clearlake's Executive Council. Previously, Mr. Gibbons was the CIO for Promus Corp, serving as VP Finance for its Holiday Inn division, from 1986 to 1992. He also advised Texas Pacific Group on technology investments. Mr. Gibbons holds a B.S. in mathematics from Lawrence University and Northwestern University, along with an M.S. in accounting and information systems from Northwestern University.

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

     Bill McDonagh joined our Board of Directors in January 2008. Mr. McDonagh has been a venture partner with WaldenVC, a venture capital firm, since September 2000, and has been a management consultant since January 1999. From April 1994 to March 1998, Mr. McDonagh served as president and chief operating officer of Broderbund Software, Inc., a company that develops and markets personal computer software. Mr. McDonagh is currently a member of the board of directors of Design Within Reach, Inc., a public reseller of modern-design furnishings. Mr. McDonagh holds a Bachelor of Business Administration in accounting from the University of Notre Dame and a Master of Business Administration from Golden Gate University.

     Edmond Routhier became our President and joined our Board of Directors as Vice Chairman in January 2008. Mr. Routhier joined Hands On Video Relay Services, Inc. as its President in September 2006. Prior to joining Hands On, Mr. Routhier was Managing Member of Caymus Investment Group, which makes private equity and debt investments. Mr. Routhier served as the chief executive officer of Sportsuniverse, Inc., an application service provider for a patented channel management software solution, from 1997 to 1999. In 1999, Sportsuniverse, Inc. was acquired by Fogdog.com, which went public in December 1999. Prior to joining Sportsuniverse, Inc. and Fogdog.com, from 1992 to 1997, Mr. Routhier was founder and chief executive officer of Rock'N Tacos, Inc., the parent company of Rock'N Tacos, JuiceGym and Rojoz Restaurants. Rock'N Tacos, Inc. was sold in 1997.

Committees and Meetings of the Board

     The Board of Directors held 15 meetings during 2007. During this period, each person who then served on the Board of Directors attended or participated in at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such person was a director) and (ii) the total number of meetings held by all Committees of the Board on which each such director served (during the period such director so served). The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee.

     The current composition of the various Board committees is as follows: (i) Aaron Dobrinsky, Steven Eskenazi and Bill M. McDonagh are the members of GoAmerica's Compensation Committee, with Mr. Eskenazi serving as Chairman of such Committee, (ii) Aaron Dobrinsky, Steven Eskenazi and Bill M. McDonagh are the members of GoAmerica's Audit Committee, with Mr. McDonagh serving as Chairman of such Committee, and (iii) Steven C. Chang, Behdad Eghbali, and Aaron Dobrinsky are the members of GoAmerica's Nominating Committee, with Mr. Eghbali serving as Chairman of such Committee.

     The Compensation Committee approves salaries and incentive compensation for our executive officers and key employees, administers and grants awards under the Company's 1999 Stock Plan and 2005 Equity Compensation Plan and administers the terms of outstanding options and restricted stock awards. The Compensation Committee held 2 meetings during 2007.

     The Audit Committee's responsibilities include: (i) evaluating and the engagement of the Company's independent auditors; (ii) reviewing and reporting on the results and scope of their audit findings; (iii) reviewing the Company's periodic reports filed with the Securities and Exchange Commission; and (iv) monitoring, on a periodic basis, the internal controls of the Company. The Audit Committee held 4 meetings during 2007. The Company's Board of

Directors has determined that Bill M. McDonagh constitutes an "audit committee financial expert", as such term is defined by the SEC.

     The Nominating Committee's responsibilities include recommending to the Board of Directors qualified individuals to serve on the Company's Board of Directors. The Nominating Committee will not consider any nominees recommended by the Company's security holders. The Nominating Committee held no meetings during 2007.

     As mentioned above, the Audit Committee currently consists of Aaron Dobrinsky, Steven Eskenazi and William M. McDonagh, with Mr. McDonagh serving as chairman. The Board of Directors has determined that each of the current members of the Audit Committee meets the independence criteria prescribed by the rules of the Securities and Exchange Commission ("SEC") for audit committee membership and is an "independent director" as defined in NASDAQ Rule 4200(a)(15). The Board has determined that Mr. McDonagh qualifies as an audit committee financial expert, as defined by the regulations promulgated by the SEC. The Audit Committee operates pursuant to a written charter, a copy of which is available at the Company's website at www.goamerica.com.

     See Item 13 for additional information concerning the Board's determination of director independence.

Executive Officers

     The following table identifies the current executive officers of the Company:

		Capacities in Which Serving
Name	Age		Officer Since
Daniel R. Luis	41	Chief Executive Officer	2003
Edmond Routhier	40	President and Vice Chairman	January 2008
John R. Ferron	43	Chief Operating Officer	April 2008
Donald G. Barnhart	50	Secretary and Senior Vice President	2004
Michael J. Pendergast	44	General Counsel	April 2008

     For a description of Mr. Luis's and Mr. Routhier's respective business backgrounds, see "Board of Directors".

     Mr. Ferron began serving as GoAmerica's Chief Operating Officer effective April 1, 2008, and will serve in addition as its Chief Financial Officer effective June 2, 2008. Mr. Ferron served as Chief Financial Officer of Celerity, Inc. (a company engaged in the design, engineering and manufacturing of precision instruments and advanced gas and liquid delivery solutions for the global semiconductor and related electronics markets) from December 23, 2004 through January 31, 2008 and as Chief Financial Officer of Celerity Group, Inc. (formerly Kinetics Group, Inc.) from February 7, 2000 through December 22, 2004.

     Mr. Barnhart joined GoAmerica in 1999 and became its Vice President and Controller in 2000. He was appointed Chief Financial Officer in March 2004 and served in that capacity until

January 2008. Mr. Barnhart currently serves as Senior Vice President. He has served as Secretary since November 2007. Prior to joining GoAmerica, Mr. Barnhart was employed by Bogen Communications (a telecommunications manufacturer) as its Accounting Manager and operated his own accounting and consulting firm. Mr. Barnhart is a CPA in New Jersey and a graduate of Rutgers University.

     Mr. Pendergast joined GoAmerica as General Counsel on April 3, 2008. From April 2007 until joining GoAmerica, he served as General Counsel to PureDepth, Inc. (a technology and licensing company). From February 1999 to April 2006, he served as General Counsel, Vice President, Business Affairs, and Assistant-Secretary, and from May 2006 to December 2006, as a part time consultant, to GlobalEnglish Corporation, an e-learning company. Prior to that time he served as General Counsel (from June 1998 to October 1998) and Associate General Counsel (from May 1996 to June 1998) to Broderbund Software.

     None of our executive officers is related to any other executive officer or to any director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission. All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a). Based on our review of the copies of such forms received by us or written representations from such reporting persons, each such reporting person filed all of their respective reports pursuant to Section 16(a) on a timely basis during 2007, except that Behdad Eghbali, a director of the Company, filed late his initial beneficial ownership report on Form 3. The late filing was inadvertent, and the filing was made as soon as the failure to file was noted.

Code of Ethics

     GoAmerica maintains a code of ethics applicable to its directors, executive officers and other senior financial personnel. A copy of this code of ethics is posted on our website, accessible at http://www.goamerica.com/Company_info/ethics_execs.php.

Item 11. Executive Compensation.

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

  the objectives of the issuer's compensation programs;
  the conduct that the compensation programs are designed to reward;
  the elements of the compensation program;
  the rationale for each of the elements of the compensation program;
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

  a current cash compensation program consisting of salary and cash bonus incentives;
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

     During 2007, we did not rely upon consultants to set our salaries, to establish salary ranges or to provide advice regarding other compensation matters. We compare our salaries and other elements of compensation against the salaries and other compensation measures of other public companies in our industry by reviewing the proxy statements of such other companies. However, we do not prepare formal benchmarking studies.

     Specific Elements of Our Compensation Program for 2007

     We have described below the specific elements of our compensation program for executive officers for 2007.

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

     Bonus. Bonuses are designed to motivate executives by rewarding their individual performance and contribution to the Company's financial performance. Each of the Named Officers received a bonus for 2007 in connection with their efforts relating to the Company's acquisitions of Verizon's TRS division and Hands On Video Relay Services, Inc., which closed in January 2008.

     Long-Term Incentive Compensation. We provide long-term incentives to our executive officers through our 2005 Equity Compensation Plan. We refer to this as our Stock Option Plan. Our Stock Option Plan permits the grant of stock options and restricted stock awards. Stock options were previously granted to our Named Officers. In addition, restricted stock awards were previously granted to our Named Officers to reward performance and in accordance with their respective employment agreements. No stock options or restricted stock awards were granted to the Named Officers in 2007. The Compensation Committee may grant additional stock options or restricted stock awards to the Named Officers in the future in its discretion.

     Other Elements of Compensation for Executive Officers. In order to attract and retain qualified executives, we provide executives with retirement benefits through our 401(k) plan and, for certain executive officers, the use of automobiles. Details of the values of these benefits and perquisites may be found in the narratives to the summary compensation table.

     Employment Agreements

     See "Employment Agreements with the Named Officers" for a description of our employment agreements with our Named Officers (as defined herein).

     Compliance with Sections 162(m) and 409A of the Internal Revenue Code

     Section 162(m) of the Internal Revenue Code denies a deduction to any publicly held corporation for compensation paid to certain "covered employees" in a taxable year to the extent that compensation exceeds $1,000,000 for a covered employee. Certain performance-based compensation that has been approved by our shareholders is not subject to this limitation. As a result, stock options granted under our Stock Option Plan are not subject to the limitations of Section 162(m). However, restricted stock awards under our Stock Option Plan generally will not be treated as performance-based compensation. Restricted stock award grants made to date under the Stock Option Plan have not been at levels that, together with other compensation, approached the $1,000,000 limit. Also, since we retain discretion over cash bonuses, those bonuses also will not qualify for the exemption for performance-based compensation. Since none of the Company's executive officers had compensation in excess of $1,000,000 for 2007, Section 162(m) was not applicable.

     It is also our intention to maintain our executive compensation arrangements in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements. We will continue to review and modify, as necessary, our deferred compensation arrangements in order to remain compliant with guidance issued by the Internal Revenue Service under Section 409A.

Summary of Cash and Certain other Compensation

     The following table sets forth, for the year ended December 31, 2007 (and as required by SEC rules, for the year ended December 31, 1006), a summary of the compensation earned by our Chief Executive Officer, our Chief Financial Officer during 2007 and our two other most highly compensated executive officers for 2007. We refer to the executive officers named in this table as the "Named Officers." The Company does not have any pension plan or any deferred compensation plan.

SUMMARY COMPENSATION TABLE

				All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Total ($)

Daniel R. Luis	2007	210,370	32,660	14,758	257,788
Chief Executive Officer	2006	200,000	0	14,632	214,632

Donald G. Barnhart	2007	174,558	22,450	14,316	211,324
Chief Financial Officer (1)	2006	165,000	0	14,220	179,220

Jesse Odom	2007	177,731	22,450	14,602	214,783
Chief Technology Officer (2)	2006	165,000	0	14,220	179,220

Wayne D. Smith	2007	169,154	22,450	13,727	205,331
Executive Vice President,	2006	165,000	0	14,220	179,220
General Counsel and
Secretary (3)

(1)	Mr. Barnhart served as Chief Financial Officer until January 2008 and currently serves as Senior Vice President.

(2)	Mr. Odom served as Chief Technology Officer until January 2008 and currently serves as Senior Vice President.

(3)	Mr. Smith resigned from all his positions at GoAmerica effective November 1, 2007.

In the table above:

  "all other compensation" for 2007 includes the following:

    for Mr. Luis: $9,000 for the use of an automobile and a contribution of $5,758 to the Company's 401(k) Plan on behalf of Mr. Luis to match a pre-tax elective deferral contribution (included under "Salary") made by Mr. Luis to that Plan;

    for Mr. Barnhart: $9,000 for the use of an automobile and a contribution of $5,316 to the Company's 401(k) Plan on behalf of Mr. Barnhart to match a pre-tax elective deferral contribution (included under "Salary") made by Mr. Barnhart to that Plan;

    for Mr. Odom: $9,000 for the use of an automobile and a contribution of $5,602 to the Company's 401(k) Plan on behalf of Mr. Odom to match a pre-tax elective deferral contribution (included under "Salary") made by Mr. Odom to that Plan; and

    for Mr. Smith: $9,000 for the use of an automobile and a contribution of $4,727 to the Company's 401(k) Plan on behalf of Mr. Smith to match a pre-tax elective deferral contribution (included under "Salary") made by Mr. Smith to that Plan.

Grants of Plan Based Awards

     None of the Named Officers was granted a stock option or stock award during 2007.

Outstanding Equity Awards at December 31, 2007

     The following table sets forth, for each of the Named Officers, information regarding stock options and stock awards outstanding at December 31, 2007. All of the outstanding options held by the Named Officers at December 31, 2007 were exercisable.

	Option Awards			Stock Awards

	Number of Securities Underlying Unexercised Options (#) Exercisable (b)

				Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
		Option Exercise Price ($) (e)
			Option Expiration Date (f)

Name (a)

	1,523	84.00	12/30/2008
	1,978	167.20	3/30/2010
	625	600.00	11/20/2010
Daniel R. Luis	1,688	151.20	1/16/2012	26,667	146,669
	2,500	43.20	5/28/2012
	3,828	23.20	12/15/2012
	4,375	16.00	4/6/2014

	150	104.80	8/2/2009
	350	401.60	1/5/2010
	125	162.48	3/29/2011
Donald G. Barnhart	94	151.20	1/16/2012	18,334	100,837
	250	26.40	7/28/2012
	1,016	23.20	12/15/2012
	3,422	16.00	4/6/2014

	3,375	104.80	8/2/2009
	375	151.20	1/16/2012
Jesse Odom				18,334	100,837
	3,129	23.20	12/15/2012
	3,422	16.00	4/6/2014

	375	43.20	5/28/2012
Wayne D. Smith	1,094	23.20	12/15/2014	0	0
	3,047	16.00	4/6/2014

In the table above, we are disclosing:

  in column (b), the number of shares of our common stock underlying unexercised stock options that were exercisable as of December 31, 2007;

  in columns (e) and (f), respectively, the exercise price and expiration date for each stock option that was outstanding as of December 31, 2007;

  in column (g), the number of shares of our common stock covered by stock awards that were not vested as of December 31, 2007; and

  in column (h), the aggregate market value as of December 31, 2007 of the stock awards referenced in column (g).

     In calculating market values in the table above, we have multiplied the closing market price of our common stock on December 31, 2007, the last trading day in 2007 - $5.50 - by the applicable number of shares of common stock underlying the Named Officers' unvested stock awards. All of the unvested stock awards in the preceding table vested on January 10, 2008.

Options Exercised and Stock Awards Vested

     None of the Named Officers exercised any stock options during 2007. The following table sets forth, for each of the Named Officers, information regarding stock awards that vested during 2007. The phrase "value realized on vesting" represents the number of shares of common stock set forth in column (d) multiplied by the market price of our common stock on the date on which the Named Officer's stock award vested.

	Stock Awards

		Value Realized on Vesting ($) (e)
	Number of Shares Acquired on Vesting (#) (d)

Name (a)

Daniel R. Luis	26,666	62,074

Donald G. Barnhart	18,333	42,676

Jesse Odom	18,333	42,676

Wayne D. Smith	18,333	42,676

Employment Agreements with the Named Officers

     On March 20, 2008, GoAmerica entered into a new employment agreement with Daniel R. Luis, its Chief Executive Officer. The employment agreement provides that Mr. Luis is to receive an initial base salary of $275,000. The employment agreement also provides that Mr. Luis is entitled to receive a stock option grant covering 400,000 shares, which was granted to him in 2008. The Compensation Committee may award Mr. Luis additional bonus payments, option grants or restricted stock awards in its discretion. The agreement is of indefinite term; the agreement provides for an annual salary review, at which time the salary paid under such agreement may be increased (but not decreased ) in the discretion of the Compensation Committee. In the event that Mr. Luis is terminated without cause or resigns for good reason (as each such term is defined in the agreement), he shall be entitled to receive enhanced severance, in an amount equal to one year's base salary, as well as the right to continue in Company health and welfare benefit plans for one year after termination and 90 days' outplacement services at a level commensurate with his position. In the event of a change of control of the Company, as defined in the employment agreement, 25% of Mr. Luis's then-unvested stock options shall immediately vest. In addition, after a change of control of the Company, all remaining unvested stock of Mr. Luis shall immediately vest if (a) Mr. Luis's aggregate compensation is substantially diminished, or (b) Mr. Luis is required to relocate more than 100 miles from his then-current residence in order to continue to perform his duties. Mr. Luis also receives a $1,000 per month expense allowance and is reimbursed for additional business travel and entertainment expenses incurred in connection with his duties. The employment agreement also contains certain confidentiality provisions and requires that the Company maintain standard directors and officers insurance in the same amount as the Company maintains for other directors and officers.

     In January 2008, Mr. Barnhart's prior employment agreement was superseded by an Agreement Regarding Basic Terms of Employment (the "Superseding Employment Agreement"), pursuant to which Mr. Barnhart will serve the Company as Senior Vice President, Accounting, at a base annual salary of $185,000. The Superseding Employment Agreement provides that Mr. Barnhart will serve on an at will basis, without a specific term of employment. He will be eligible to receive a bonus, and received an option grant of 70,000 shares. The options will vest at the rate of one-forty-eighth of such shares per month, provided Mr. Barnhart remains employed with the Company on each vesting date. If Mr. Barnhart's employment is terminated without cause or for good reason (in each case as defined in the Superseding Employment Agreement), Mr. Barnhart will be entitled to receive 12 months severance.

     Also in January 2008, Mr. Odom's prior employment agreement was superseded by an Agreement Regarding Basic Terms of Employment (the "Second Superseding Employment Agreement"), pursuant to which Mr. Odom will serve the Company as Senior Vice President, Technology, at a base annual salary of $200,000. The Second Superseding Employment Agreement provides that Mr. Odom will serve on an at will basis, without a specific term of employment. He will be eligible to receive a bonus, and received an option grant of 100,000 shares. The options will vest at the rate of one-forty-eighth of such shares per month, provided Mr. Odom remains employed with the Company on each vesting date. If Mr. Odom's employment is terminated without cause or for good reason (in each case as defined in the Superseding Employment Agreement), Mr. Odom will be entitled to receive 12 months severance.

     In connection with Mr. Smith's resignation, Mr. Smith will receive one year's severance, continuing medical benefits, and all restrictions remaining on restricted stock grants of the Company's Common Stock previously made to him lapsed. Mr. Smith also was entitled to receive a bonus, relating to 2007, in an amount equal to any bonus that was paid to any other executive officer of GoAmerica. Accordingly, Mr. Smith received a bonus of $22,450 for 2007. He was also entitled to receive a special transaction bonus of $50,000 recognizing his efforts in connection with the Hands On and Verizon TRS division acquisitions, which closed in January 2008. This bonus was paid in 2008.

Compensation of Directors

     The following table sets forth certain information regarding the compensation we paid in 2007 to those persons who served as directors of the Company during 2007, other than Daniel R. Luis. All of the directors listed below, other than Messrs. Dobrinsky and Eghbali, resigned in 2008. See "Board of Directors" for information concerning the Company's currently directors. None of the directors received a stock option grant or a restricted stock award during 2007.

	Fees Earned or Paid in Cash ($) (b)

		Total ($) (j)
Name (a)

Aaron Dobrinsky	141,750	141,750

Behdad Eghbali	13,511	13,511

D. Sue Decker	33,750	33,750

Janice Dehesh	31,250	31,250

Joseph Korb	31,750	31,750

King Lee	41,000	41,000

David Lyons	34,000	34,000

In the table above:

  when we refer to "Fees Earned or Paid in Cash", we are referring to all cash fees that we paid or were accrued in 2007, including annual retainer fees, committee and/or chairmanship fees and meeting fees (as requested by Mr. Eghbali, his fees listed above were paid to Clearlake Capital Group, L.P.); for Mr. Dobrinsky, these fees include a special board committee fee of $100,000 paid to him for his efforts in assisting with the closing of the acquisitions of Verizon's TRS division and Hands On Video Relay Services, Inc. (one-half of this amount was paid in 2007 and one half was paid in 2008); and

  the aggregate number of option awards outstanding for each director at December 31, 2007 were: for Mr. Dobrinsky, 8,065; for Mr. Eghbali, 0; for Ms. Decker, 0; for Ms. Dehesh, 0; for Mr. Korb, 6,828; for Mr. Lee, 4,258; and for Mr. Lyons, 10,000; and the aggregate number of restricted stock awards outstanding for each director at December 31, 2007 were: for Mr. Dobrinsky, 20,000 shares; for Mr.
  Eghbali, 0; for Ms. Decker, 10,000 shares; for Ms. Dehesh, 10,000 shares; for Mr. Korb, 20,000 shares; for Mr. Lee, 20,000 shares and for Mr. Lyons, 12,500 shares.

     For 2007, non-employee directors serving on our Board of Directors received a $5,000 per quarter retainer and per meeting fees of $1,250 for each in-person Board meeting attended, and $750 for each telephonic Board meeting attended. Each Committee member received $500 for each Board Committee meeting attended, except when a Committee meeting was held reasonably contiguous to a Board meeting. Each Committee Chairman received an additional $1,500 per quarter if the Committee which he or she chairs met during that quarter. In addition, Aaron Dobrinsky received a quarterly fee of $2,500 for serving as our Chairman of the Board. Each director was reimbursed by us for reasonable expenses he or she incurred in connection with their participation in our Board meetings. For 2008, the Company's non-employee directors were given the choice of receiving cash fees or a stock option covering 25,000 shares of Common Stock. All of the non-employee directors elected to receive the option grant for 2008 in lieu of cash fees.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee currently consists of Steve Eskenazi (Chairman), Aaron Dobrinsky and Bill M. McDonagh. During 2007, the Compensation Committee was comprised of King Lee (who served as Chairman), Jan Dehesh and David Lyons. None of these individuals is or was at any time an officer or employee of the Company, except for Mr. Dobrinsky, who served as Chief Executive Officer until 2003.

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

Steven Eskenazi (Chairman)
Aaron Dobrinsky
Bill M. McDonagh

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information, as of April 1, 2008 about stockholders whom we believe are the beneficial owners or more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors, Named Officers (as the term is defined above under "Executive Compensation") and our directors and current executive officers as a group. As of April 1, 2008, there were 9,159,071 shares of common stock outstanding. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of common stock that he, she or it beneficially owns. The holders of our shares of common stock are entitled to one vote for each outstanding share on matters submitted to our shareholders. See "Voting Rights and Outstanding Shares." Shares covered by stock options are included in the table only to the extent that such options were exercisable by June 1, 2008. Except as otherwise noted below, the address of each person or entity named in the following table is c/o GoAmerica, Inc., 433 Hackensack Avenue, Hackensack, New Jersey 07601.

	Amount and Nature of Beneficial Ownership as of April 1, 2008 (1)
		Percent of Class (2)

Name of Beneficial Owner

CCP A, L.P. (3)	7,898,680 (4)	46.4%

Clearlake Capital Partners, LLC, CCG Operations, LLC and José E. Feliciano (3)	8,196,685 (5)	48.1%

Caymus Investment Groups, LLC, Edmond Routhier, Steven Eskenazi, Matthew Ockner, William McDonagh, John Clark, Fritz Beesemyer, Greg Bronstein, Bill Coleman, Brendan McAninch, Kurt Schusterman, Raj Venkatesan, John Zeisler (6)	3,300,320 (7)	19.5%

Ronald and Denise Obray (8)	2,431,134 (9)	14.4%

Renaissance Technologies LLC and James H. Simons (10)	187,500 (11)	1.6%

Behdad Eghbali	8,196,685 (12)	48.1%

Steven C. Chang (3)	8,196,685 (13)	48.1%

Edmond Routhier	908,655 (14)	9.9%

William M. McDonagh	261,123 (15)	2.8%

Steven L. Eskenazi	501,697 (16)	5.4%

Christopher Gibbons	0	*

Aaron Dobrinsky	65,640 (17)	*

Daniel R. Luis	132,148 (18)	1.4%

Donald G. Barnhart	66,588 (19)	*

Jesse Odom	55,300 (20)	*

Wayne D. Smith	55,125	*

All current directors and current executive officers as a group (11 persons)	10,044,156 (21)	58.4%

__________________

* Less than one percent.

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of stock shown as beneficially owned by such stockholder.

(2)	Applicable percentage of ownership is based on an aggregate of 9,159,071 shares of Common Stock outstanding on April 1, 2008, plus any stock options and warrants held by each such holder that are exercisable as of April 1, 2008, or become exercisable within 60 days after such date plus the aggregate number of shares of Common Stock into which any shares of Series A Preferred Stock held by the holder are convertible.

(3)	The business address of CCP A, L.P., Clearlake Capital Partners, LLC, CCG Operations, LLC and Messrs. Feliciano and Chang is 650 Madison Avenue, 23rd Floor, New York, New York 10022.

(4)	These shares include 297,585 shares of Common Stock and 7,456,480 shares of Series A Preferred Stock. The shares of Series A Preferred Stock accrue cumulative cash dividends of 8 percent per annum, compounded quarterly. In the event that there any accrued dividends that have not been paid in cash at the time a share of Series A Preferred Stock is converted into Common Stock, the holder of the share of Series A Preferred Stock being converted is entitled to receive a number of additional shares of Common Stock equal to such accrued but unpaid dividends divided by the then-applicable conversion price (currently $5.17). As of April 1, 2008, the 7,456,480 shares of Series A Preferred Stock, together with accrued and unpaid dividends thereon, were convertible into 7,601,095 shares of Common Stock. These shares are held directly by CCP A, L.P. ("CCP A").

(5)	These shares include 7,736,944 shares of Preferred Stock. The Series A Preferred Stock accrues a cumulative dividend of 8 percent per annum. In the event that any accrued dividends have not been paid in cash upon conversion of the Series A Preferred Stock into Common Stock, the holder of Series A Preferred Stock being converted is entitled to receive a number of additional shares of Common Stock equal to such accrued but unpaid dividends divided by the then-applicable conversion price (currently $5.17). As of April 1, 2008, the 7,736,944 share of Series A Preferred Stock were convertible into 7,886,600 shares of Common Stock. CCP A holds 7,456,480 of these shares directly. These shares may also be deemed to be beneficially owned by Clearlake Capital Partners, LLC ("Clearlake Capital"), CCG Operations, LLC ("CCG"), Steven C. Chang and Jose E. Feliciano by reason of (i) Clearlake Capital is the general partner of CCP A, (ii) CCG is the managing member of Clearlake Capital, and (iii) Mr. Chang and Mr. Feliciano are the managers of CCG. Clearlake Capital GoAmerica Coinvestment, LLC ("Clearlake Coinvestment") holds 280,464 of these shares directly. These shares may also be deemed to be beneficially owned by Clearlake Capital, CCG, Steven C. Chang and Jose E. Feliciano by reason of (i) Clearlake Capital Group, L.P. is the manager of Clearlake Coinvestment, (ii) CCG is the general partner of Clearlake Capital Group, L.P., (iii) CCG is the managing member of Clearlake Capital and (iv) Mr. Chang and Mr. Feliciano are the managers of CCG. The shares listed also include stock options: 25,000 stock options were granted to Mr. Chang in his capacity as director of the Company and at Mr. Chang's request, were issued to Clearlake Capital; and 25,000 stock options were granted to Behdad Eghbali in his capacity as director of the Company and at Mr. Eghbali's request, were issued to Clearlake Capital. A total of 12,500 shares are exercisable (6,250 for Mr. Eghbali and 6,250 for Mr. Chang) through June 1, 2008. Finally, the listed shares also include 297,585 shares of Common Stock. These options and shares of Common Stock may also be deemed to be beneficially owned by Clearlake Capital, CCG, Mr. Chang and Mr. Feliciano by reason of (i) Mr. Chang and Mr. Eghbali are employees of Clearlake Capital, (ii) CCG is the managing member of Clearlake Capital, and (iii) Mr. Chang and Mr. Feliciano are the managers of CCG. Each of the reporting persons disclaims beneficial ownership of the reported securities, except to the extent of their pecuniary interest therein.

(6)	The business address of Caymus Investment Group, LLC and the above-mentioned parties is c/o Edmond Routhier, 595 Menlo Drive, Rocklin, California, 95765.

(7)	Pursuant to a Schedule 13D filed on January 23, 2008 with the SEC, Caymus Investment Group, LLC ("Caymus") is the beneficial owner of 453,047 shares of Common Stock. Mr. Routhier is the sole managing member of Caymus and, as a result of his position, has the power to cause the voting and/or disposition of the shares beneficially owned by Caymus. Caymus and Mr. Routhier have voting and dispositive power over the entire 453,047 shares. Each individual has sole voting power over the following shares of Common Stock registered in such person's name: Mr. Beesemyer: 49,178 shares; Mr. Bronstein: 126,752 shares; Mr. Clark: 370,771 shares; Mr. Coleman: 116,251 shares; Mr. Eskenazi: 447,091 shares; Mr. McAninch: 56,937 shares; Mr. McDonagh: 206,517 shares; Mr. Ockner: 398,204 shares; Mr. Routhier: 875,323 shares; Mr. Schusterman: 67,975 shares; Mr. Venkatesan: 24,588 shares; and Mr. Zeisler: 107,686 shares. These individuals have shared dispositive power over the entire 3,300,320 shares pursuant to a Transfer Restriction Agreement, dated December 21, 2007 (the "Transfer Restriction Agreement"). Pursuant to the Transfer Restriction Agreement, the reporting persons agreed not to sell, transfer or otherwise dispose of any of their reported shares (which were acquired in connection with GoAmerica's acquisition of Hands On by merger) for a period of four years following consummation of the merger, unless the shares are sold, transferred or otherwise disposed of in concert on a pro rata basis at the direction of at least two of the three individuals: Messrs. Eskenazi, Ockner or Routhier. Each individual disclaims beneficial ownership of all shares except those held in his name over which he has sole voting power.

(8)	The business address of Ronald and Denise Obray is c/o GoAmerica, Inc., 433 Hackensack Avenue, Hackensack, New Jersey 07601.

(9)	Pursuant to a Schedule 13D filed on January 22, 2008 with the SEC, the Obrays have shared and dispositive power over the entire 2,431,134 shares.

(10)	The business address of Renaissance Technologies LLC and Mr. Simons is 800 Third Avenue, New York, New York 10022.

(11)	Pursuant to a Schedule 13G filed on February 13, 2008 with the SEC, Dr. Simons beneficially owns these shares because of his position as a control person of Renaissance Technologies LLC.

(12)	Behdad Eghbali is an employee of and holds the title of Authorized Person at CCG Operations, LLC, which serves as Managing Member of Clearlake Capital Partners, LLC, which serves as General Partner of CCP A, L.P., which is the registered holder of 7,456,480 shares of Series A Preferred Stock, which is convertible into Common Stock of GoAmerica and 297,585 shares of Common Stock of GoAmerica. The shares of Series A Preferred Stock accrue cumulative cash dividends of 8 percent per annum, compounded quarterly. In the event that there any accrued dividends that have not been paid in cash at the time a share of Series A Preferred Stock is converted into Common Stock, the holder of the share of Series A Preferred Stock being converted is entitled to receive a number of additional shares of Common Stock equal to such accrued but unpaid dividends divided by the then-applicable conversion price (currently $5.17). Behdad Eghbali disclaims beneficial ownership of the 7,456,480 shares of Series A Preferred Stock and 297,585 shares of Common Stock beneficially owned by CCG Operations, LLC, Clearlake Capital Partners, LLC and CCP A, L.P., except to the extent of his pecuniary interest therein. Mr. Eghbali also holds an option to purchase 25,000 shares of the Company's Common Stock, which at Mr. Eghbali’s request, were issued to Clearlake Capital; a total of 6,250 shares are exercisable through June 1, 2008. Mr. Eghbali disclaims beneficial ownership of such shares.

(13)	Steven C. Chang is an employee of and holds the title of Manager at CCG Operations, LLC, which serves as Managing Member of Clearlake Capital Partners, LLC, which serves as General Partner of CCP A, L.P., which is the registered holder of 7,456,480 shares of Series A Preferred Stock, which is convertible into Common Stock of GoAmerica and 297,585 shares of Common Stock. The shares of Series A Preferred Stock accrue cumulative cash dividends of 8 percent per annum, compounded quarterly. In the event that there any accrued dividends that have not been paid in cash at the time a share of Series A Preferred Stock is converted into Common Stock, the holder of the share of Series A Preferred Stock being converted is entitled to receive a number of additional shares of Common Stock equal to such accrued but unpaid dividends divided by the then-applicable conversion price (currently $5.17). Steven C. Chang disclaims beneficial ownership of the 7,456,480 shares of Series A Preferred Stock and 297,585 shares of Common Stock beneficially owned by CCG Operations, LLC, Clearlake Capital Partners, LLC and CCP A, L.P., except to the extent of his pecuniary interest therein. Mr. Chang also holds an option to purchase 25,000 shares of the Company's Common Stock, which at Mr. Chang’s request, were issued to Clearlake Capital; a total of 6,250 shares are exercisable through June 1, 2008. Mr. Chang disclaims beneficial ownership of such shares.

(14)	Includes 33,332 shares of Common Stock covered by options exercisable by Mr. Routhier through June 1, 2008.

(15)	Includes 6,250 shares of Common Stock covered by options exercisable by Mr. McDonagh through June 1, 2008 and 48,356 shares of Series A Preferred Stock, which are convertible into Common Stock currently on a share for share basis, held by Clearlake Capital GoAmerica Coinvestment, LLC, of which Mr. McDonagh is a member.

(16)	Includes 6,250 shares of Common Stock covered by options exercisable by Mr. Eskenazi through June 1, 2008 and 48356 shares of Series A Preferred Stock, which are convertible into Common Stock currently on a share for share basis, held by Clearlake Capital GoAmerica Coinvestment, LLC, of which Mr. Eskenazi is a member.

(17)	Includes 5 shares held for the benefit of Mr. Dobrinsky's minor children and 14,315 shares of Common Stock covered by options exercisable by Mr. Dobrinsky through June 1, 2008.

(18)	Includes 49,848 shares of Common Stock covered by options exercisable by Mr. Luis through June 1, 2008.

(19)	Includes 11,238 shares of Common Stock covered by options exercisable by Mr. Barnhart through June 1, 2008.

(20)	Includes 18,633 shares of Common Stock covered by options exercisable by Mr. Odom through June 1, 2008.

(21)	See the footnotes above. Also includes an aggregate of 8,332 shares subject to options exercisable through June 1, 2008 by Mr. Ferron, the Company's Chief Operating Officer.

     See the Company's Annual Report filed with the Securities and Exchange Commission on March 28, 2008 for the information required by Item 201(d) of the SEC's Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Board Determination of Independence

     Under applicable rules of the NASDAQ Stock Market, a director will only qualify as an "independent director" if, in the opinion of our board of directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that none of Steven C. Chang, Aaron Dobrinsky, Behdad Eghbali, Steven Eskenazi, Christopher Gibbons or William M. McDonagh has a relationship which would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director and, therefore, that each of these directors is an "independent director" as defined under NASDAQ Rule 4200(a)(15).

     The Board of Directors has determined that each of the current members of the Compensation Committee and Nominating Committee meets the independence requirements applicable to those committees prescribed by the NASDAQ. In addition, the Board of Directors has determined that each member of the Audit Committee meets the criteria for independence established by the SEC and that all the members of the Audit Committee are independent directors for NASDAQ purposes.

Certain Relationships and Related Transactions

     On September 12, 2007, the Company entered into an amended and restated stock purchase arrangement with CCP A (as amended, the "Amended and Restated Stock Purchase Agreement"), and on January 10, 2008, the Company entered into an amendment to the amended and restated stock purchase agreement with CCP A and Clearlake Capital GoAmerica Coinvestment, LLC ("Clearlake Coinvestment"), adding Clearlake Coinvestment as a party. Clearlake Coinvestment is managed by Clearlake Capital Group, L.P. ("CCG"), and CCG Operations is the general partner of CCG. On January 10, 2008, pursuant to the Amended and Restated Stock Purchase Agreement, the Company issued to CCP A 7,166,345 shares of Series A Preferred Stock for an aggregate purchase price of $37,050,002.53 and issued to Clearlake Coinvestment 280,464 shares of Series A Preferred Stock for an aggregate purchase price of $1,450,000.00. The funds for such purchases were obtained from the working capital of CCP A and Clearlake Coinvestment, respectively. The proceeds of the Series A Preferred Stock acquired by CCP A and Clearlake Coinvestment on January 10, 2008, were used to finance, in part, the Company's acquisition of the assets of Verizon's TRS division and the merger of a wholly-owned subsidiary of the Company with and into Hands On Video Relay Services, Inc. Pursuant to the terms of the Series A Preferred Stock, CCP A and Clearlake Coinvestment have, as the sole holders of the Series A Preferred Stock, exercised their right to appoint two directors to the Company's Board of Directors; those directors are Behdad Eghbali and Steven Chang.

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

Item 14. Principal Accountant Fees and Services.

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

     Audit Fees. Audit fees billed or expected to be billed to the Company by WithumSmith for the audit of the financial statements included in the Company's Annual Reports on Form 10-K, reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q and reviews of other regulatory filings of the Company with the Securities and Exchange Commission, for the years ended December 31, 2007 and 2006 totaled approximately $186,763 and $133,756, respectively.

     Audit-Related Fees. The Company was billed approximately $0 and $530 by WithumSmith for assurance and related services rendered by WithumSmith during the fiscal years ended December 31, 2007 and 2006, respectively, that are not reported under the immediately preceding paragraph.

     Tax Fees. The Company was billed $0 and $0 by WithumSmith for tax services, during the fiscal years ended December 31, 2007 and 2006, respectively.

     All Other Fees. The Company was billed $0 and $0 by WithumSmith for the fiscal years ended December 31, 2007 and 2006 for other services.

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

PART IV

Item 15. Exhibits and Financial Statements.

(a)(3)	Exhibits.

24.1	Power of Attorney

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of April, 2008.

GOAMERICA, INC.

By:	/s/ Daniel R. Luis
Daniel R. Luis,
Chief Executive Officer

/s/ Donald G. Barnhart
Donald G. Barnhart,
Principal Financial Officer

EXHIBIT INDEX

24.1	Power of Attorney

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.