Form 10-Q
period 2008-03-31
GOAMERICA INC
filed 2008-05-15
CIK 1101268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
Commission File No. 0-29359

GoAmerica, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3693371

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

433 Hackensack Avenue, Hackensack, New Jersey	07601

(Address of Principal Executive Offices)	(Zip Code)

(201) 996-1717

(Registrant's Telephone Number,
Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: X	No: ___

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer _____	Accelerated Filer _____	Non-accelerated filer X

Smaller Reporting Company _____

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ____	No: X

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, April 30, 2008:

Class	Number of Shares
Common Stock, $.01 par value	9,159,071

GOAMERICA, INC.

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOAMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,277	$2,368
Accounts receivable, net	11,876	1,960
Other receivable, net	—	—
Merchandise inventories, net	128	206
Other current assets	1,730	220

Total current assets	39,011	4,754

Restricted cash	542	200
Property, equipment and leasehold improvements, net	4,974	917
Goodwill	71,834	6,000
Identifiable intangible assets, net	48,487	—
Deferred acquisition costs	—	5,060
Deferred financing costs	367	1,162
Other assets	128	205

	$165,343	$18,298

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,087	$1,285
Accrued expenses	10,982	3,623
Deferred revenue	41	94
Loan payable	—	3,532
Current portion of long term debt	400	—
Other current liabilities	216	88

Total current liabilities	14,726	8,622

Long term debt less current portion, net of discount of $2,261 at March 31, 2008	67,239	—
Accrued preferred dividends	765	50

Other long term liabilities	262	74

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, authorized: 11,671,180 shares in 2008 and 2007;
Series A issued and outstanding: 7,736,944 and 290,135 in 2008 and 2007,
respectively; $40,765 liquidation preference	77	3
Common stock, $.01 par value, authorized: 50,000,000 shares in 2008 and
200,000,000 in 2007; issued: 9,183,134 and 2,486,668 in 2008 and 2007, respectively	92	25
Additional paid-in capital	361,674	288,667
Accumulated deficit	(279,306)	(278,957)
Treasury stock, at cost, 24,063 shares in 2008 and 2007	(186)	(186)

Total stockholders' equity	82,351	9,552

	$165,343	$18,298

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,

	2008	2007

Revenues:
Relay services	$27,843	$3,660
Interpreting	621	—
Other	588	647

	29,052	4,307
Costs and expenses:
Cost of relay services	14,392	2,405
Cost of interpreting	339	—
Cost of other	653	473
Sales and marketing	2,400	524
General and administrative	6,775	1,356
Research and development	799	114
Depreciation and amortization	203	73
Amortization of intangible assets	1,429	—

	26,990	4,945

Income (loss) from operations	2,062	(638)

Other income (expense):
Settlement losses	—	(162)
Other expense	(32)	—
Interest income (expense), net	(1,665)	35

Total other income (expense), net	(1,697)	(127)

Income (loss) before income taxes	365	(765)

Income tax provision	—	—

Net income (loss)	365	(765)

Preferred dividends	714	—

Net loss applicable to common stockholders	$(349)	$(765)

Loss per common share:
Basic	$(0.04)	$(0.35)

Diluted	$(0.04)	$(0.35)

Weighted average shares outstanding
Basic and Diluted	9,145,335	2,185,458

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock				Treasury Stock

	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Accumulated deficit	Number of shares	Amount	Total stock- holders' equity

Balance at January 1, 2008	290,135	$3	2,486,668	$25	$288,667	$(278,957)	24,063	$(186)	$9,552
Issuance of preferred stock pursuant to Verizon acquisition, net of fees	6,479,691	64	—	—	32,475	—	—	—	32,539
Issuance of preferred stock pursuant to Hands On acquisition	967,118	10	—	—	4,990	—	—	—	5,000
Issuance of common stock pursuant to Hands On acquisition	—	—	6,696,466	67	34,554	—	—	—	34,621
Stock Based compensation	—	—	—	—	988	—	—	—	988
Accrued preferred Stock Dividend	—	—	—	—	—	(714)	—	—	(714)
Net income	—	—	—	—	—	365	—	—	365

Balance at March 31, 2008	7,736,944	$77	9,183,134	$92	$361,674	$(279,306)	24,063	$(186)	$82,351

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2008	2007

Operating activities
Net income (loss)	$365	$(765)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization of fixed assets	203	73
Amortization of intangible assets	1,429	—
Amortization of debt discount	138	—
Settlement losses	—	162
Provision for losses on accounts receivable	94	44
Non cash employee compensation	988	228
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,887)	93
Decrease in merchandise inventories	78	50
Increase in other current assets	(635)	(67)
Decrease in accounts payable	(1,240)	(155)
Increase (decrease) in accrued expenses and other liabilities	12,925	(12)
(Decrease) increase in deferred revenue	(53)	7

Net cash provided (used) by operating activities	9,405	(342)

Investing activities

Change in other assets and restricted cash	(253)	(33)
Acquisition of business, net of acquired cash	(108)	—
Deferred acquisition costs	(3,166)	—
Purchase of property, equipment and leasehold improvements	(1,280)	(85)

Net cash used by investing activities	(4,807)	(118)

Financing activities
Proceeds from sale of preferred stock	1,700	—
Proceeds from the issuance of debt, net	16,745	—
Payments made on long term debt	(100)	—
Payments made on capital lease obligations	(34)	(22)

Net cash provided (used) by financing activities	18,311	(22)

Net change in cash and cash equivalents	22,909	(482)
Cash and cash equivalents at beginning of period	2,368	3,870

Cash and cash equivalents at end of period	$25,277	$3,388

Supplemental Disclosure of Cash Flow Information:

Cash paid for Interest	$1,608	$6

Supplemental Disclosure of Non-Cash Investing Activities:

Acquisition of equipment through capital leases	$73	$—

Cash portion of Verizon purchase price withheld from financing	$44,000	$—
Cash portion of Hands On purchase price withheld from financing	$32,282	$—
Payoff of outstanding Hands On debt withheld from financing	$6,017	$—
Financing costs withheld from financing	$1,605	$—
Acquisition costs withheld from financing	$3,016	$—
Repayment of credit agreement from proceeds from the issuance of debt	$3,581	$—
Cost of issuance of preferred stock withheld from proceeds	$1,156	$—
Accrued preferred stock dividend	$714	$—

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data, unless otherwise noted)

Note 1 – Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2008. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of March 31, 2008 and the results of its operations and its cash flows for the three month periods ended March 31, 2008 and 2007. Results for the interim periods are not necessarily indicative of results that may be expected for the entire year or for any other interim period. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2007.

     The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, as of March 31, 2008, the Company had 88% of its accounts receivable with the National Exchange Carriers Association (“NECA”). For the three months ended March 31, 2008 and 2007, the Company generated 96% and 85%, respectively, of its total revenue with NECA.

     The Company has incurred significant operating losses since its inception and, as of March 31, 2008, has an accumulated deficit of $279,306. During the three months ended March 31, 2008, the Company recorded net income of $365 and provided $9,405 of cash from operating activities. As of March 31, 2008, the Company had $25,277 in cash and cash equivalents.

Note 2 – Significant Accounting Policies:

Revenue Recognition-Relay Services

     The Company derives revenue from relay services which is recognized as revenue when services are provided or earned.

     The Company derives revenue from interpreting services which is recognized as revenue when services are provided or earned.

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

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged, but the issuance of FASB Staff Position SFAS No. 157-2 has delayed the effective date to fiscal years beginning after November 15, 2008 as it relates to non-financial assets and non-financial liabilities. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial condition or results of operations.

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

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provided greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect and entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial position, results of operations or cash flows.

Note 3 – Series A Preferred Stock:

     On August 1, 2007, the Company filed a Certificate of Designations, Powers, Preferences and Rights of the Series A Preferred Stock ("Series A Preferred Stock") with the Secretary of State of the State of Delaware. Such certificate authorized and designated 290,135 shares of Series A Preferred Stock with a par value of $0.01 per share. The Series A Preferred Stock, plus all accrued and unpaid dividends, has a liquidation value of $5.17 per share and is convertible into shares of Common Stock, at any time after the date of issue, at a conversion price of $5.17, subject to adjustment for stock splits, stock dividends and issuances of additional shares of common stock for no consideration or for consideration that is less than the conversion price that is then in effect. The Series A Preferred Stock may be redeemed at the option of the holder or by the Company under certain circumstances.

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

     On August 1, 2007, the Company sold 290,135 shares of Series A Preferred Stock to “Clearlake Capital Group (Clearlake) at a purchase price of $5.17 per share resulting in net proceeds of approximately $1,460. On August 1, 2007, the Company also entered into an agreement with Clearlake, which was later amended on September 12, 2007, allowing for the purchase of 7,446,809 additional shares of preferred stock, which was effected by Clearlake on January 10, 2008, in connection with the acquisitions more fully described in note 11. As of March 31, 2008, the Company had accrued approximately $765 of preferred dividends.

Note 4 – Credit Agreement:

     On August 1, 2007, the Company entered into a Credit Agreement (the "Credit Agreement"), with Clearlake as administrative agent and collateral agent, pursuant to which the Company received a $1,000 bridge loan, which was increased by $1,750 on September 14, 2007 and an additional increase of $750 on October 29, 2007. Interest on the loan was payable on the first business day following the end of each month, at the LIBOR rate, plus 8%. The LIBOR rate utilized for interest calculations through January 10, 2008 was 5.125%. Interest was payable in cash, except that a portion of the interest equal to 4% is payable in kind in the form of additional loans. The loan is secured by substantially all of the assets of GoAmerica and its principal subsidiaries and the stock of such principal subsidiaries. The credit agreements contained customary operating and financial covenants, including restrictions on the Company’s ability to pay dividends to its common stockholders, make investments, undertake affiliate transactions, and incur additional indebtedness, in addition to financial compliance requirements. On January 10, 2008, the loan was repaid in full, in the amount of $3,581, upon the closing of the Verizon transaction described in note 11. Included in the amount paid was $50 of accrued interest expense incurred during January 2008.

Note 5 – Senior Debt:

First Lien Credit Facilities.

     On January 10, 2008, the Company entered into a Credit Agreement (the “First Lien Credit Agreement”), dated as January 10, 2008 (the “Closing Date”), with Churchill Financial LLC, as administrative agent (the “First Lien Administrative Agent”), and Ableco Finance LLC, as collateral agent (the “Collateral Agent”). The First Lien Credit Agreement provides for term loans of $40,000, all of which was borrowed on the Closing Date, and revolving loan availability of up to $15,000, none of which was borrowed on the Closing Date. The maturity date of the term loans is January 10, 2014, and the maturity date for revolving loans made from time to time is January 10, 2013. The Company is required to make quarterly repayments of principal on the term loans in the amount of $100 per quarter. Mandatory prepayments are also required to be made in the case of certain events, including asset sales, a portion of excess cash flow, proceeds from debt issuances and extraordinary receipts. Voluntary prepayments of principal of the term loans are subject to a prepayment penalty, expressed as a percentage of the principal amount so prepaid, of 2% from the Closing Date through but not including the first anniversary of the Closing Date, and 1% from the first anniversary of the Closing Date through but not including the second anniversary of the Closing Date. Mandatory prepayments are generally not subject to the payment of penalties except in the case of debt issuances, where the principal amount of term loans so prepaid is treated as though they were voluntary prepayments.

     The First Lien Credit Agreement contains affirmative and restrictive covenants that require the Company to take or refrain from taking certain actions, including, among other things, the obligation to provide certain financial and other information and limitations on its ability to incur debt, make investments, pay dividends, change the nature of its business, engage in affiliate transactions, or sell assets. In addition, the Company must comply with financial covenants for maximum consolidated leverage, maximum amounts of capital expenditures, minimum amount of net revenue, having reserves on its books relating to the earnout provisions under the Asset Purchase Agreement, dated August 1, 2007, by and between Verizon and GoAmerica Relay Services Corp., as amended, and certain amounts of revolver availability or cash and cash equivalents subject to control agreements in favor of the Collateral Agent.

     Interest on the loans under the First Lien Credit Agreement is at variable rates which can be linked to LIBOR plus the applicable margin, or at a “base rate” of the higher of the U.S. prime rate quoted by The Wall Street Journal and the Federal Funds Rate plus 0.5% per annum, plus the applicable margin. The interest rate increases by 2% in the case of an event of default. The applicable margin is determined as follows:

  during the period commencing on the Closing Date and ending on the next date of determination after the fiscal quarter ending September 30, 2008, the incremental percentage set forth in the applicable column opposite Level I in the table set forth below and;

  thereafter, as of each date of determination (and until the next such date of determination), a percentage equal to the percentage set forth below in the applicable column opposite the level corresponding to the Consolidated Senior Leverage Ratio (as defined in the agreement) in effect as of the last day of the most recently ended quarter:

CONSOLIDATED SENIOR
LEVEL	LEVERAGE RATIO	BASE RATE LOANS	LIBOR RATE LOANS

I	Greater than or equal to 3.0 to 1	Plus 4 .00	Plus 5 .00

II	Greater than or equal to 2.00 to 1 and less than 3.00 to 1	Plus 3 .50	Plus 4 .50

III	Less than 2.00 to 1	Plus 3 .25	Plus 4 .25

     In accordance with the Guaranty and Security Agreement entered into by the Company and the Collateral Agent on the Closing Date, the obligations of the Company under the First Lien Credit Agreement are secured by all of the assets of the Company.

     In conjunction with the First Lien Credit Agreement, the Company incurred $1,180 of fees paid to the lenders and $425 of financing fees paid to third parties. Amounts paid to the lenders are presented as debt discount, which are recorded as a reduction to the debt, and are amortized over the life of the debt. Fees paid to third parties are classified as deferred financing costs and are amortized over the life of the debt.

Second Lien Credit Facilities and Intercreditor Agreement.

     Concurrently with entering into the First Lien Credit Agreement, the Company entered into the Second Lien Credit Agreement (the “Second Lien Credit Agreement”), dated as of the Closing Date, with the lenders from time to time party thereto, and Clearlake, as administrative agent (the “Second Lien Agent”). The Second Lien Credit Agreement provides for term loans of $30,000, all of which was borrowed on the Closing Date. The maturity date of the loans is July 10, 2014, and there are no scheduled amortization payments. Mandatory prepayments, which are not subject to prepayment penalty, are required to be made in the case of certain events, including asset sales, a portion of excess cash flow, proceeds from debt issuances and extraordinary receipts. Voluntary prepayments of principal of the loans are subject to a prepayment penalty, expressed as a percentage of the principal amount so prepaid, of 2% from the Closing Date through but not including the first anniversary of the Closing Date, and 1% from the first anniversary of the Closing Date through but not including the fourth anniversary of the Closing Date. Mandatory prepayments are generally not subject to the payment of penalties except in the case of debt issuances, where the principal amount of loans so prepaid is treated as though they were voluntary prepayments. The affirmative, negative and financial covenants in the Second Lien Credit Agreement are substantially similar to those set forth in the First Lien Credit Agreement, except that in certain circumstances they are less restrictive than those set forth in the First Lien Credit Agreement. Loans under the Second Lien Credit Agreement bear interest at LIBOR plus 9% per annum, which rate increases by 2% in the case of an event of default.

     In accordance with the Second Guaranty and Security Agreement entered into by the Company and the Second Lien Agent on the Closing Date, the obligations of the Company under the Second Lien Credit Agreement are secured by all of the assets of the Company and subject to certain exceptions and limitations, and subject to the Intercreditor Agreement (referred to below).

     The Intercreditor Agreement, dated as of the Closing Date, by and among the First Lien Administrative Agent, the Collateral Agent and the Second Lien Agent (the “Intercreditor Agreement”), provides for and governs, among other things, the relative priorities among the secured parties under the First Lien Obligations and the Second Lien Obligations. The Company acknowledged the Intercreditor Agreement but is not a party thereto.

     In conjunction with the Second Lien Credit Agreement, the Company incurred $1,162 of fees paid to the lenders. Amounts paid to lenders are presented as debt discount, which are recorded as a reduction to the debt, and are amortized over the life of the debt.

     A summary of the outstanding debt is as follows:

As of March 31,
2008

First lien debt	$ 39,900
Second lien debt	30,000

Total debt	69,900
Less of debt discount	(2,261)

Total debt, net of debt discount	67,639
Less: current portion of long term debt	400

Long term debt	$ 67,239

     Aggregate maturities of long term debt of the Company due within the next five years are as follows:

2009	$ 400
2010	400
2011	400
2012	400
2013	400
Thereafter	67,900

Total long term debt	$ 69,900

     During the three months ended March 31, 2008, the Company recognized $138 of interest expense from amortization of the debt discount.

Note 6 – Earnings (Loss) Per Share:

     The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).

     Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. As the Company had a net loss applicable to common stockholders for the three months ended March 31, 2008 and 2007, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, 9,584,839 and 425,844, respectively, of common stock equivalent shares were excluded from the computation of diluted net loss per share as follows:

Common stock equivalent shares:	Three Months Ended March 31,
	2008	2007

Options	1,763,575	83,191
Warrants	84,320	84,320
Preferred stock	7,736,944	—
Non-vested restricted stock	—	258,333

Total	9,584,839	425,844

Note 7 – Goodwill and Other Intangible Assets:

     The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company believes there are no such impairment indicators at March 31, 2008. The following table summarizes activity in goodwill during the three months ended March 31, 2008.

Goodwill
Beginning balance January 1, 2008	$ 6,000
Additions from Verizon acquisition (see note 11)	13,017
Additions from Hands On acquisition (see note 11)	52,817

Ending balance March 31, 2008	$ 71,834

     The following table summarizes activity in other intangible assets during the three months ended March 31, 2008.

	Trademarks	Customer lists	Technology	Total
Beginning balance January 1, 2008	$ —	$ —	$ —	$ —
Additions from Verizon acquisition (see note 11)	19,500	12,700	—	32,200
Additions from Hands On acquisition (see note 11)	6,400	10,300	1,016	17,716

Identifiable intangible assets	25,900	23,000	1,016	49,916
Accumulated amortization (see note 11)	—	(1,384)	(45)	(1,429)

Ending balance March 31, 2008	$ 25,900	$ 21,616	$ 971	$ 48,487

     The above intangible assets are amortized over their estimated life as follows:

Trademarks	Indefinite
Customers Lists	3 years - 5.5 years
Technology	5 years

     During the three months ended March 31, 2008, the Company recognized $1,429 of amortization expense. Amortization expense is expected to be approximately $6,404, $6,404, $5,312, $2,006 and $2,461 for the twelve month periods ended March 31, 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

Note 8 – Stock-based Compensation:

     The Company has a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and non-vested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. As of March 31, 2008, the Company had 1,989,175 shares of common stock reserved for future issuance under our equity compensation plan and stock purchase plan.

     Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, we did not restate our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2008 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

     On February 11, 2008, the Company issued new stock options totaling 1,406,500 to certain employees and consultants at an exercise price of $6.57 per share. The fair value of these options was calculated under the Black-Scholes option pricing model with the following assumptions:

Risk free rate	3.64%
Volatility	48.03%
Expected life	10 years
Dividend yield	0.00%

     The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As a result of the option grant referred to above, the Company will recognize a total of $5,819 compensation expense over a service period of one to four years. As of March 31, 2008, the Company had recognized $485 of this expense.

     In accordance with the merger agreement 220,498 Hands On stock options were exchanged for 276,246 stock options of the Company. The fair value of the Company’s options exceeded the fair value of the Hands On options by approximately $32 at January 10, 2008 under the Black-Scholes option pricing model with the following assumptions:

Risk free rate	3.91%
Volatility	48.03%
Expected life	9.08-9.75 years
Dividend yield	0.00%

     This excess value will be recognized as stock based compensation over the remaining vesting life of the underlying options. In addition, the Company will also recognize approximately $577 of unamortized stock based compensation as of the assumption date. As of March 31, 2008, the Company has recognized approximately $33 of these amounts as stock based compensation.

     Stock option activity for the three months ended March 31, 2008, is as follows:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at January 1, 2008	80,829	$73.57
Granted	1,406,500	6.57
Assumed	276,246	2.67
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2008	1,763,575	$9.03

Exercisable at March 31, 2008	148,925	$42.86

     The following table summarizes information about fixed price stock options outstanding at March 31, 2008:

	Outstanding

			Weighted- Average
	Number	Weighted- Average	Remaining	Aggregate
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life	Intrinsic Value

$0.24-$6.57	1,699,937	$5.90	9.7 years
$16.00-$26.40	38,139	$19.93	5.7 years
$43.20-$44.80	5,875	$44.02	3.3 years
$84.00-$84.80	4,271	$84.50	2.8 years
$104.80-$151.20	6,222	$149.55	4.8 years
$162.48-$167.20	2,881	$166.70	2.5 years
$401.60-$600.00	5,750	$428.29	3.2 years
$1200.00-$1280.00	500	$1280.00	3.3 years

	1,763,575			$1,122

	Exercisable

	Number	Weighted- Average	Aggregate Intrinsic
Range of Exercise Prices	Exercisable	Exercise Price	Value

$0.24-$6.57	85,287	$5.74
$16.00-$26.40	38,139	$19.93
$43.20-$44.80	5,875	$44.02
$84.00-$84.80	4,271	$84.50
$104.80-$151.20	6,222	$149.55
$162.48-$167.20	2,881	$166.70
$401.60-$600.00	5,750	$428.29
$1200.00-$1280.00	500	$1280.00

	148,925	$42.86	$69

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of our first quarter of 2008, which was $6.50, and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on March 31, 2008. This amount changes based on the fair market value of the Company’s stock.

     During January 2008, the Company vested 124,998 shares of restricted stock which represented all remaining restricted shares held by executive management and directors that were unvested at December 31, 2007. The Company recognized $469 and $228 of expense related to the amortization of these restricted stock awards during the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was no unrecognized compensation costs related to non-vested stock.

     The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2008:

	Number of	Weighted
	Shares	Average
Grant Date
Fair Value

Non vested stock at December 31, 2007	124,998	$ 4.64
Granted	—	—

Vested	124,998	4.64
Forfeited	—	—

Non vested stock at March 31, 2008	—	$ —

     The following table sets forth the total stock-based compensation expense resulting from stock options and vested restricted stock awards included in the Company’s condensed consolidated statements of operations:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

General and administrative	$ 988	$ 228

Stock-based compensation expense before income taxes	988	228
Income tax benefit	—	—

Total stock-based compensation expense after income taxes	$ 988	$ 228

Note 9 – Contingencies:

     Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. Although we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

     The Company entered into several new employment agreements with certain officers and significant employees. The employment agreements provide for initial base salaries ranging from $185 to $275. Each employee received an option grant ranging from 70,000 to 400,000 shares. The Compensation Committee may award additional bonus payments, option grants or restricted stock awards in its discretion. In the event of termination without cause or resignation for good reason (as each such term is defined in the agreements), certain severed individual shall be entitled to receive enhanced severance, in an amount equal to one year’s base salary, as well as the right to continue in Company health and welfare benefit plans for one year after termination and 90 days’ outplacement services at a level commensurate with his position. In the event of a change of control of the Company, as defined in certain executive employment agreements, 25% of the Executives’ then-unvested stock options shall immediately vest. In addition, after a change of control of the Company, all remaining unvested stock of either Executive shall immediately vest if (a) such Executive’s aggregate compensation is substantially diminished, or (b) such Executive is required to relocate more than 100 miles from his then-current residence in order to continue to perform his duties. Each agreement also provides for a $1 per month expense allowances and is reimbursed for additional business travel and entertainment expenses incurred in connection with their duties.

     In conjunction with the acquisition of Hands On, the Company assumed operating leases with future minimum lease payments totaling approximately $6,775. These leases have various expiration dates from 2009 to 2013.

     In connection with the Verizon acquisition, the Company entered into a Managed Services Agreement, dated August 1, 2007, with Stellar Nordia Services LLC (“Stellar Nordia”). Under that agreement, Stellar Nordia assumed facilities, employee and operational responsibilities for the two primary call centers associated with Verizon’s TRS division business. Stellar Nordia will provide inbound call relay services to the Company, utilizing Stellar Nordia’s proprietary platform and software for the newly acquired traffic from Verizon and for the Company’s existing text traffic. In addition, pursuant to a related agreement, Stellar Nordia has, as subcontractor to the Company, assumed and operates under the Company’s supervision, the call centers acquired under the asset purchase agreement for Verizon’s TRS division as well as the current, pre-acquisition traffic of the Company. The Company expects to realize material cost savings as compared to Verizon from utilizing the Stellar Nordia arrangement described in this paragraph.

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

     The managed services agreement replaced the Company’s existing agreement with Stellar Nordia upon the closing of the acquisition of Verizon’s TRS division. Under the new agreement, provided that one or more of the state contracts are in effect, the Company has agreed to provide Stellar Nordia with rolling forecasts of its IP relay traffic demand forecasts, and has agreed to certain minimum call traffic commitments with financial penalties for failure to achieve either the traffic forecasts or the call traffic commitments as to such state contracts. The Company has agreed to pay Stellar Nordia monthly and Stellar Nordia has agreed to bill the Company in U.S. dollars. The Company agreed to reimburse Stellar Nordia for costs incurred in connection with their assuming the workforce, facilities and operational responsibilities for the two primary call centers associated with Verizon’s TRS division business in an amount not to exceed $5.5 million, paid in sixteen quarterly payments. Since the conditions of this agreement were a requirement of Verizon as a condition of sale, the Company considers these payments to be contingent consideration of the Verizon TRS division consideration in accordance with SFAS No. 141, “Business Combinations.” As of March 31, 2008 the Company has included approximately $344 in the purchase price and will continue to include additional amounts as they are incurred or become measurable.

Note 10 – Settlement of Hands On Litigation:

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

     On January 10, 2008, the Company acquired Hands On. (see note 11)

Note 11 – Acquisitions:

Verizon TRS division acquisition:

     On January 10, 2008, in an effort to increase its volume and improve its results of operations, the Company acquired the assets of Verizon’s TRS division for $46 million, including acquired working capital of $6 million. The Verizon acquisition was financed through $40 million of committed senior debt financing funded by the First Lien Administrative Agent and $33.5 million of equity financing, funded by funds managed by Clearlake (Clearlake purchased an additional 6,479,691 shares of Series A Preferred Stock at a price of $5.17 per share). The Company could be liable for up to an additional $8 million in contingent cash consideration under certain circumstances.

The purchase price has been determined as follows:

Consideration financed thru debt and equity	$46,000
Transaction costs	5,217

Total consideration and transaction costs	51,217
Acquired working capital	(6,000)

Total purchase price attributable to intangable assets and goodwill	$45,217

     Under the purchase method of accounting, the total purchase price is allocated to net tangible assets acquired based on their estimated fair values as of the date of the completion of the acquisition. Based upon preliminary valuation reports, the Company recorded identified intangible assets. The fair value assigned to the identified intangible assets and goodwill are as follows:

Trademarks	$19,500
Customer lists	12,700
Goodwill	13,017

Fair value of assets acquired	$45,217

     Goodwill is not amortized for financial reporting purposes, however, the amount will be amortized over a 15 year life for income tax purposes.

     The fair value of these assets is subject to modification as additional information may come to management’s attention and restructuring decisions are made.

     In connection with the Verizon acquisition, the Company entered into a Managed Services Agreement, dated August 1, 2007, with Stellar Nordia Services LLC (“Stellar Nordia”). (see note 9)

Hands On acquisition:

     On January 10, 2008, in an effort to increase its volume and improve its results of operations, the Company acquired Hands On for $35 million, and approximately 6,700,000 shares of its common stock. The cash portion of the consideration was funded by the sale of 967,118 shares of Series A Preferred Stock, at a price of $5.17 per share, to a fund managed by Clearlake and the issuance of $30 million in second lien new debt (see note 5).

     In accordance with the merger agreement 220,498 Hands On stock options were exchanged for 276,246 stock options of the Company (see note 8).

          The purchase price has been determined as follows:

Consideration financed thru debt and equity	$32,282
Common shares issued	34,621
Transaction costs	6,346

Total purchase price attributable to intangable assets and goodwill	$73,249

     Under the purchase method of accounting, the total purchase price is allocated to net tangible assets acquired based on their estimated fair values as of the date of the completion of the acquisition. Based upon preliminary valuation reports, the Company recorded identified intangible assets. The fair values assigned to the tangible assets acquired, liabilities assumed, identified intangible assets and goodwill are as follows:

Cash	$ 2,635
Other current assets	6,022
Property, plant and equipment	2,980
Long term assets	12
Current liabilities	(7,581)
Long term liabilities	(1,352)
Trademarks	6,400
Customer lists	10,300
Technology	1,016
Goodwill	52,817

Fair value of net assets acquired	$73,249

     Goodwill is not amortized for financial reporting or tax purposes.

     The fair value of these assets and liabilities assumed is subject to modification as additional information may come to management’s attention and restructuring decisions are made.

     In conjunction with the closing of the Hands On acquisition, the Company assumed certain outstanding operating and capital leases agreements in force on the date of closing. (see note 9).

     To create additional flexibility to pursue strategic opportunities, the Company has also secured a $15 million unfunded credit revolver which creates additional liquidity for the Company as needed.

     The following unaudited pro forma summary presents the combined results of operations as if the Verizon and Hands On acquisitions described above had occurred as of January 1, 2007, and does not purport to be indicative of the results that would have occurred had the transactions been completed as of that date or of results that may occur in the future.

Three Months ended
March 31,
2007

Net revenues	$ 26,686
Net loss applicable to common stockholders	(1,456)
Net loss per share-basic	(0.16)
Net loss per share-diluted	(0.16)

Note 12 – Income Taxes:

     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

     Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. The evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008.

     The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event the Company may have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

     The Company had federal and state net operating loss (“NOL”) carryforwards of approximately $181,500 and $129,400, respectively. The federal NOL carryforwards expire beginning in 2011 and state NOL’s beginning in 2008. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. The Company believes that an ownership change has occurred with respect to the transactions described in note 11. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. The Company has not performed a detailed analysis to determine the amount of the potential limitations.

Note 13 – Related Party Transactions:

     The Company entered into certain additional financing and equity agreements with Clearlake as a result of the transactions described in notes 5 and 11. On January 10, 2008, all outstanding amounts under the Credit Agreement with Clearlake (more fully described in note 4) were repaid in full. The Company paid Clearlake approximately $962 of interest during the three months ended March 31, 2008.

Note 14 – Stockholders’ Equity:

     During the three months ended March 31, 2008, the Company entered into the following stock related transactions:

•	Sold shares of Series A Preferred Stock (see note 11).

•	Issued shares of Common Stock in conjunction with the acquisition of Hands On (see note 11).

•	Assumed outstanding stock options of Hands On in conjunction with the acquisition of Hands On (see note 8).

•	Granted stock options to employees and consultants (see note 8).

•	Accelerated the vesting of restricted stock grants (see note 8).

•	In January 2008, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware. The amendment included such provisions as:

	o	increased the number of authorized shares of the Company’s preferred stock and Series A Preferred Stock to 11,671,180,

	o	decreased the number of authorized shares of the Company’s common stock to 50,000,000,

	o	provided for automatic conversion of the Series A Preferred Stock to common stock if the sale of GoAmerica common stock yields $50 million or more in gross proceeds in an underwritten public offering and the average closing price of the common stock is $15.00 or more per share over a 90-day period, and

	o	provided for a reduction in the rate of dividends payable on the Series A Preferred Stock from 8% per year to 3% per year if the average closing price of the common stock is $20.00 or more per share over a 90-day period at any time one year or more after completion of the Hands On merger.

Note 15 – Subsequent Events:

     On April 1, 2008, the Company entered into an Employment Agreement with John R. Ferron, who was appointed as its Chief Operating Officer on that same date. Until June 2, 2008, Mr. Ferron will be employed on a part-time basis as the Company's Chief Operating Officer, and after June 2, 2008, Mr. Ferron will be employed on a full-time basis as the Company's Chief Operating Officer and as its Chief Financial Officer. Mr. Ferron will receive an annual base salary of $130 during the period of his part-time employment, and thereafter will receive an annual base salary of $260. Upon commencement of his employment, Mr. Ferron also received a cash bonus of $40. On April 2, 2008, Mr. Ferron was granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $6.00 per share pursuant to the Company's 2005 Equity Incentive Plan, as amended (the "Plan"). Such option vests in 48 equal monthly installments, commencing on the date of grant and continuing on the first day of each month thereafter. On April 2, 2008, Mr. Ferron also was granted an option to purchase an additional 75,000 shares of common stock subject to approval of a plan amendment. These options are subject to accelerated vesting based on certain provision contained in the Employment Agreement. The agreement also provides for certain severance provision in the event of termination without cause.

     On April 8, 2008, the Company entered into a interest rate cap agreement with Bank of America, N.A. The term of the agreement is 3 years with an initial notional amount of $35,000 and a premium amount of $265. The agreement calls for a cap rate 0f 4% and a floating option of USD-LIBOR-BBA.

     On May 1, 2008, the parties to the Second Lien Agreement entered into a First Amendment and Waiver to Credit Agreement which extended the 90-day deadline for the completion of the COI Amendment to 180 days and waived any Event of Default resulting from the Company's failure to timely complete the COI Amendment.

     On May 2, 2008, the parties to the Churchill Agreement entered into a First Amendment and Waiver to Credit Agreement, which extended the 90-day deadline for the completion of the COI Amendment to 180 days and waived any Event of Default resulting from the Company's failure to timely complete the COI Amendment.

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

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Recently, we have derived our revenue primarily from relay services. Revenue from relay services is recognized as revenue when services are provided or earned. Revenue from interpreting services is recognized as revenue when services are provided or earned. Revenue from commissions is recognized upon activation of subscribers on behalf of third party wireless network providers. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. Equipment revenue is recognized upon shipment to the end user. We estimate the collectibility of our trade and note receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to current market conditions. In assessing the recoverability of our goodwill, other intangibles and other long-lived assets, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Results of Operations

     The following table sets forth, for the three months ended March 31, 2008 and 2007, the percentage relationship to net revenues of certain items included in the Company’s unaudited consolidated statements of operations.

	Three Months Ended March 31,

(In thousands)	2008		2007

	$	%	$	%
Revenues:
Relay services	$27,843	95.8	$ 3,660	85.0
Interpreting	621	2.1	—	—
Other	588	2.1	647	15.0

	29,052	100.0	4,307	100.0
Costs and expenses:
Cost of relay services	14,392	49.5	2,405	55.8
Cost of interpreting services	339	1.2	—	—
Cost of other	653	2.2	473	11.0
Sales and marketing	2,400	8.3	524	12.2
General and administrative	6,775	23.3	1,356	31.5
Research and development	799	2.8	114	2.6
Depreciation and amortization	203	0.7	73	1.7
Amortization of intangible assets	1,429	4.9	—

	26,990	92.9	4,945	114.8

Income (loss) from operations	2,062	7.1	(638)	(14.8)

Other income (expense):
Settlement losses	—	—	(162)	(3.8)
Other expenses	(32)	(0.1)	—	—
Interest income (expense), net	(1,665)	(5.7)	35	0.8

Total other income (expense), net	(1,697)	(5.8)	(127)	(3.0)

Net income (loss) before income taxes	365	1.3	(765)	(17.8)
Income tax provision	—	—	—	—

Net income (loss)	365	1.3	(765)	(17.8)
Preferred dividends	714	(2.5)	—	—

Net loss applicable to common stockholders	$ (349)	(1.2)	$ (765)	(17.8)

     The following table sets forth the period-over-period percentage increases or decreases of certain items included in the Company's unaudited consolidated statements of operations.

	Three Months Ended March 31,

(In thousands)			Change

Revenues:	2008	2007	$	%
Relay services	$27,843	$ 3,660	$ 24,183	660.7
Interpreting	621	—	621	100.0
Other	588	647	(59)	(9.1)

	29,052	4,307	24,745	574.5
Costs and expenses:
Cost of relay services	14,392	2,405	11,987	498.4
Cost of interpreting services	339	—	339	100.0
Cost of other	653	473	180	38.1
Sales and marketing	2,400	524	1,876	358.0
General and administrative	6,775	1,356	5,419	399.6
Research and development	799	114	685	600.9
Depreciation and amortization	203	73	130	178.1
Amortization of intangible assets	1,429	—	1,429	100.0

	26,990	4,945	22,045	445.8

Loss from operations	2,062	(638)	2,700	423.2

Other income (expense):
Settlement losses	—	(162)	162	100.0
Other expenses	(32)	—	(32)	—
Interest income (expense), net	(1,665)	35	(1,700)	(4857.1)

Total other income (expense), net	(1,697)	(127)	(1,570)	(1236.2)

Net income (loss) before income taxes	365	(765)	1,130	147.7
Provision for income taxes	—	—	—	—

Net income (loss)	365	(765)	1,130	147.7
Preferred dividends	714	—	(714)	(100.0)

Net loss applicable to common stockholders	$ (349)	$ (765)	$ 416	(54.4)

Three months ended March 31, 2008 Compared to Three months ended March 31, 2007

     Relay services revenue. Relay services revenue increased 661%, to $27,843 for the three months ended March 31, 2008 from $3,660 for the three months ended March 31, 2007. This increase was primarily due to our January 10, 2008 acquisition of certain assets of the Verizon TRS Division and of Hands On Video Relay Services, Inc. (“Hands On”), a California-based provider of video relay and interpreting services. Our video relay service revenue was $14,392 for the three months ended March 31, 2008 compared to $218 for the three months ended March 31, 2007, and our telecommunications relay service revenue was $13,451 for the three months ended March 31, 2008 compared to $3,442 for the three months ended March 31, 2007. We expect relay services revenue to increase as we expand our user base for both our video and telecommunication relay services.

     Interpreting services revenue. Interpreting services revenue was $621 for the three months ended March 31, 2008. This consisted of certified sign language interpreters providing interpreting services in situations where relay services may not be available or ideal. This increase was primarily due to our January 10, 2008 acquisition of Hands On. There was no such corresponding revenue in 2007. We expect interpreting services revenue to increase as we expand our customer base for these services.

     Included in other revenue are the four components listed immediately below:

     Commission revenue. Commission revenue increased to $251 for the three months ended March 31, 2008 from $187 for the three months ended March 31, 2007. This increase primarily was due to increased acquisition of subscribers on behalf of wireless network providers through our indirect distribution channel. We expect commission revenue to decrease as we do not intend to concentrate marketing efforts on activities to acquire subscribers on behalf of various wireless network providers.

     Subscriber revenue. Subscriber revenue decreased to $210 for the three months ended March 31, 2008 from $316 for the three months ended March 31, 2007. This decrease was primarily due to decreases in our full service offering subscriber base. We expect subscriber revenues to decline further as we do not intend to concentrate marketing efforts on these services.

     Equipment revenue. Equipment revenue increased slightly to $115 for the three months ended March 31, 2008 from $106 for the three months ended March 31, 2007. We expect equipment revenue to decrease further as we do not intend to concentrate marketing efforts on activities to acquire subscribers on behalf of various wireless network providers.

     Other revenue. Other revenue decreased to $12 for the three months ended March 31, 2008 from $38 for the three months ended March 31, 2007.

     Cost of relay services revenue. Cost of relay services revenue increased 498%, to $14.4 million for the three months ended March 31, 2008 from $2.4 million for the three months ended March 31, 2007. This increase was primarily due to our January 10, 2008 acquisition of certain assets of Verizons TRS division and of Hands On. Our cost of video relay service revenue was $7.8 million for the three months ended March 31, 2008 compared to $161 for the three months ended March 31, 2007 and our cost of telecommunications relay service revenue was $6.6 million for the three months ended March 31, 2008 compared to $2.2 million for the three months ended March 31, 2007. We expect cost of relay services revenue to increase as we expand our user base for both our video and telecommunication relay services.

     Cost of interpreting services revenue. Cost of interpreting services revenue was $339 for the three months ended March 31, 2008. This consisted of third party service fees related to our i711.com™ telecommunications relay service. This increase was primarily due to our January 10, 2008 acquisition of Hands On Video Relay Services, Inc., a California-based provider of video relay and interpreting services. There was no such corresponding cost in 2007. We expect cost of interpreting services revenue to increase as we expand our customer base for these services.

     Included in cost of other revenue are the three components listed immediately below:

     Cost of subscriber revenue. Cost of subscriber airtime decreased to $188 for the three months ended March 31, 2008 from $310 for the three months ended March 31, 2007. This decrease was primarily due to decreases in our full service offering subscriber base. We expect cost of subscriber revenues to decline further as we do not intend to concentrate marketing efforts on these services.

     Cost of network operations. Cost of network operations remained relatively constant at $29 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. We expect our cost of network operations to decline as a percentage of sales.

     Cost of equipment revenue. Cost of equipment revenue increased to $436 for the three months ended March 31, 2008 from $134 for the three months ended March 31, 2007. We expect cost of equipment revenue to decrease as we do not intend to concentrate marketing efforts on activities to acquire subscribers on behalf of various wireless network providers.

     Sales and marketing. Sales and marketing expenses increased to $2,400 for the three months ended March 31, 2008 from $524 for the three months ended March 31, 2007. This increase primarily was due to our January 10, 2008 acquisitions described above. We expect sales and marketing expenses to increase as a percentage of sales as we continue to introduce new products and services to the consumer marketplace.

     General and administrative. General and administrative expenses increased to $6,775 for the three months ended March 31, 2008 from $1,356 for the three months ended March 31, 2007. This increase primarily was due to our January 10, 2008 of Verizons TRS division and of Hands On, including $988 in stock-based compensation related to the assumption of Hands On options, the accelerated vesting of previously granted restricted stock and new stock option grants. In addition, professional service fees increased by approximately $1,444 and increased salaries and benefits for personnel performing business development and general corporate activities of $1,911. We expect general and administrative expenses to decline as a percentage of revenue as our revenues increase.

     Research and development. Research and development expense increased to $799 for the three months ended March 31, 2008 from $114 for the three months ended March 31, 2007. This increase was primarily due to increased salaries and benefits for personnel performing development activities. We expect research and development expenses to increase as we continue to develop and maintain our relay technologies.

     Interest income (expense), net. We incurred net interest expense of $1,665 for the three months ended March 31, 2008 compared to net interest income of $35 for the three months ended March 31, 2007. This increase was due to interest expense incurred in connection with The Senior Debt more fully described in note 5 to the condensed consolidated financial statements. We expect net interest expense to increase as a result the debt raised by the Company to partially fund our January 10, 2008 acquisitions of Verizons TRS division and of Hands On.

Liquidity and Capital Resources

     We have incurred significant operating losses since our inception and as of March 31, 2008 have an accumulated deficit of $279.3 million. During the three months ended March 31, 2008, the Company recorded net income of $365 and provided $9,405 of cash from operating activities and overall experienced an increase of $22,909 in our cash and cash equivalents. As of March 31, 2008, the Company had $25,277 in cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. The Company secured a $15 million unfunded credit revolver which creates additional liquidity as needed. We currently have no borrowings outstanding under this credit facility.

     On January 10, 2008, the Company acquired the assets of Verizon’s TRS division for $46 million in cash, including accquired working capital of $6 million, and up to an additional $8 million in contingent cash consideration. The Verizon acquisition was financed through $40 million of committed senior debt financing and $33.5 million of committed equity financing, funded in each case by funds managed by Clearlake. Concurrently with the execution of the Verizon acquisition, Clearlake purchased an additional 6,479,691 shares of Series A Preferred Stock at a price of $5.17 per share.

     On January 10, 2008, the Company acquired Hands On for $35 million in cash and approximately 6,700,000 shares of its common stock. The cash portion of the consideration was funded by the sale of 967,118 shares of Series A Preferred Stock, at a price of $5.17 per share, to a fund managed by Clearlake and the issuance of $30 million in second lien debt.

     Net cash provided by operating activities amounted to $9,405 for the three months ended March 31, 2008, principally resulting from our operating profit and changes in our operating assets and liabilities.

     We used $4,807 in cash from investing activities during the three months ended March 31, 2008. Cash used in investing activities was principally for deferred acquisition fees and the purchases of property, equipment and leasehold improvements.

     Net cash provided by financing activities was $18,311 for the three months ended March 31, 2008, which resulted from the issuance of preferred stock and debt as part of our January 10, 2008 acquisitions described above.

     As of March 31, 2008, our principal commitments consisted of obligations outstanding under operating leases. As of March 31, 2008, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $7,759, of which approximately $2,369 is payable in the next twelve months.

     The following table summarizes GoAmerica’s contractual obligations at March 31, 2008, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

		Less than 1
March 31, 2008 (In thousands)	Total	Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations:
Capital Lease Obligations	$ 167	$ 105	$ 62	$ —	$ —
Operating Lease	7,759	2,369	3,262	1,881	247
Obligations
Loans payable	69,900	400	800	800	67,900

Total	$ 77,826	$ 2,874	$4,124	$ 2,681	$ 68,147

Other Commercial Commitments:
Standby Letter of Credit	$542	$—	$542	$ —	$ —

Total Commercial Commitment	$542	$—	$542	$ —	$ —

Employment Agreements

     Effective with the closing of the transactions referred to above there were changes to the following employment arrangements:

  Donald G. Barnhart's prior employment agreement was superseded by an Agreement Regarding Basic Terms of Employment (the "Superseding Employment Agreement"), pursuant to which Mr. Barnhart will serve the Company as Senior Vice President, Accounting, at a base annual salary of $185. The Superseding Employment Agreement provides that Mr. Barnhart will serve on an at will basis, without a specific term of employment. He will be eligible to receive a bonus, and will receive an option grant of 70,000 shares. The options will vest at the rate of one-forty- eighth of such shares per month, provided Mr. Barnhart remains employed with the Company on each vesting date. If Mr. Barnhart's employment is terminated without Cause or for Good Reason (in each case as defined in the Superseding Employment Agreement), Mr. Barnhart will be entitled to receive 12 months severance.

  Jesse Odom's prior employment agreement was superseded by an Agreement Regarding Basic Terms of Employment (the "Second Superseding Employment Agreement"), pursuant to which Mr. Odom will serve the Company as Senior Vice President, Technology, at a base annual salary of $200. The Second Superseding Employment Agreement provides that Mr. Odom will serve on an at will basis, without a specific term of employment. He will be eligible to receive a bonus, and will receive an option grant of 100,000 shares. The options will vest at the rate of one-forty- eighth of such shares per month, provided Mr. Odom remains employed with the Company on each vesting date. If Mr. Odom's employment is terminated without Cause or for Good Reason (in each case as defined in the Superseding Employment Agreement), Mr. Odom will be entitled to receive 12 months severance.

  On March 20, 2008, the Company entered into new employment agreements with Daniel R. Luis, its Chief Executive Officer, and with Edmond Routhier, its President and Vice Chairman of the Board (collectively, the “Executives”). Each employment agreement is substantially the same. The employment agreements provide that both Executives are to receive an initial base salary of $275. Each executive received an option grant of 400,000 shares. The Compensation Committee may award one or both Executives additional bonus payments, option grants or restricted stock awards in its discretion. The agreements are each of indefinite term; each such agreement provides for an annual salary review, at which time the salaries paid under such agreements may be increased (but not decreased) in the discretion of the Compensation Committee. In the event that either Executive is terminated without cause or resigns for good reason (as each such term is defined in the agreements), he shall be entitled to receive enhanced severance, in an amount equal to one year’s base salary, as well as the right to continue in Company health and welfare benefit plans for one year after termination and 90 days’ outplacement services at a level commensurate with his position. In the event of a change of control of the Company, as defined in the employment agreements, 25% of the Executives’ then-unvested stock options shall immediately vest. In addition, after a change of control of the Company, all remaining unvested stock of either Executive shall immediately vest if (a) such Executive’s aggregate compensation is substantially diminished, or (b) such Executive is required to relocate more than 100 miles from his then-current residence in order to continue to perform his duties. Each Executive also receives a $1 per month expense allowances and is reimbursed for additional business travel and entertainment expenses incurred in connection with their duties. Each employment agreement also contains certain confidentiality provisions and requires that the Company maintain standard directors and officers insurance in the same amount as the Company maintains for other directors and officers.

  On April 1, 2008, the Company entered into an Employment Agreement with John R. Ferron, who was appointed as its Chief Operating Officer on that same date. Until June 2, 2008, Mr. Ferron will be employed on a part-time basis as the Company's Chief Operating Officer, and after June 2, 2008, Mr. Ferron will be employed on a full-time basis as the Company's Chief Operating Officer and as its Chief Financial Officer. Mr. Ferron will receive an annual base salary of $130 during the period of his part-time employment, and thereafter will receive an annual base salary of $260. Upon commencement of his employment, Mr. Ferron also received a cash bonus of $40. Mr. Ferron's Employment Agreement provides for his employment by the Company on an "at will" basis, and may be terminated by the Company at any time, subject to its obligation to provide severance benefits under certain circumstances as described below. If Mr. Ferron is terminated without cause or resigns for good reason (as each such term is defined in the Employment Agreement), he will be entitled to receive enhanced severance, in an amount equal to one year's base salary, as well as the right to continue in Company health and welfare benefit plans for one year after termination and 90 days' outplacement services at a level commensurate with his position. In the event of a change of control of the Company (as defined in the Employment Agreement), 25% of Mr. Ferron's then-unvested stock options shall immediately vest. In addition, after a change of control of the Company, all remaining unvested stock of Mr. Ferron shall immediately vest if (a) Mr. Ferron's aggregate compensation is substantially diminished, or (b) Mr. Ferron is required to perform the majority of his obligations under the Employment Agreement from an office located more than 100 miles from Los Gatos, California (where he currently resides and intends to establish a small Company office). These accelerated vesting provisions will not apply to the 75,000 share option until such time as the Company's stockholders approve an amendment to the Plan permitting additional grants to be made under the Plan, as described above (see option grant below). Mr. Ferron will be reimbursed for up to $3 per month of direct, incurred expenses for one or more of the following: (a) corporate housing near the Company's northern California offices, (b) office space in Los Gatos, California, and/or (c) use of a car service, with driver, for business purposes. Mr. Ferron also receives a $1 per month expense allowance and is reimbursed for additional business travel and entertainment expenses incurred in connection with their duties. The employment agreement also contains certain confidentiality provisions and requires that the Company maintain standard directors and officers insurance covering Mr. Ferron in the same amount as the Company maintains for other directors and officers. On April 2, 2008, Mr. Ferron was granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $6.00 per share pursuant to the Company's 2005 Equity Incentive Plan, as amended (the "Plan"). Such option vests in 48 equal monthly installments, commencing on the date of grant and continuing on the first day of each month thereafter. On April 2, 2008, Mr. Ferron also was granted an option to purchase an additional 75,000 shares of common stock. Such option is on substantially the same terms as the 200,000 share option, except that the 75,000 share option may not be exercised until such time as the Company's stockholders approve an amendment to the Plan permitting additional grants to be made under the Plan, and will expire if such shareholder approval is not obtained by June 30, 2008. The Compensation Committee also may make additional option grants or restricted stock awards to Mr. Ferron in its discretion from time to time.

Forward Looking Statements

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to (i) our ability to integrate our recent acquisitions into our existing businesses and operations; (ii) our ability to respond to the rapid technological change of the telecommunications relay service (known as “TRS”) and/or wireless data industries and offer new or enhanced services; (iii) our dependence on wireline and wireless carrier networks and technology platforms supporting our relay services; (iv) our ability to respond to increased competition in the TRS and/or wireless data industries; (v) our ability to generate revenue growth; (vi) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; and (vii) difficulties inherent in predicting the outcome of regulatory processes. Many of such risks and others are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged, but the issuance of FASB Staff Position SFAS No. 157-2 has delayed the effective date to fiscal years beginning after November 15, 2008 as it relates to non-financial assets and non-financial liabilities. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial condition or results of operations.

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

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provided greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect and entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We believe that we have limited exposure to financial market risks, including changes in interest rates. At March 31, 2008, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in our net income of approximately $253,000 based on cash and cash equivalent balances at March 31, 2008. We currently hold no derivative instruments and do not earn foreign-source income.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

     As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in internal controls.

     There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. Although we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 6. Exhibits.

10.27 Executive Employment Agreement, dated April 1, 2008, between GoAmerica and John Ferron (Incorporated by reference to Exhibit 10.1 to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2008)

10.28 First Amendment to First Lien Credit Agreement, dated as of May 2, 2008, by and among GoAmerica as borrower, the lenders party thereto, Churchill Financial LLC, as administrative agent and Ableco Financial LLC, as collateral agent (Incorporated by reference to Exhibit 10.1 to GoAmerica’s Current Report on Form 8-K filed with the SEC on May 7, 2008)

10.29 First Amendment to Second Lien Credit Agreement, dated as of May 2, 2008, by and among GoAmerica, as borrower, the lenders party thereto and Clearlake Capital Group, L.P., as administrative agent (Incorporated by reference to Exhibit 10.2 to GoAmerica’s Current Report on Form 8-K filed with the SEC on May 7, 2008).

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOAMERICA, INC.

DATE: May 15, 2008	By:	/s/ Daniel R. Luis

Daniel R. Luis
Chief Executive Officer
(Principal Executive Officer)

DATE: May 15, 2008	By:	/s/ Donald G. Barnhart

Donald G. Barnhart
Senior Vice President Officer
(Principal Financial Officer)