Form 10-Q
period 2008-06-30
GOAMERICA INC
filed 2008-08-14
CIK 1101268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:                                                                                                               No:   X

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, July 31, 2008:

Class	Number of Shares

Common Stock, $.01 par value	9,159,071

GOAMERICA, INC.

- i -

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

GOAMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,410	$2,368
Accounts receivable, net	13,390	1,960
Other receivable, net	33	--
Merchandise inventories, net	303	206
Other current assets	1,443	220

Total current assets	39,579	4,754

Restricted cash	542	200
Property, equipment and leasehold improvements, net	5,551	917
Goodwill	61,194	6,000
Identifiable intangible assets, net	58,586	--
Deferred acquisition costs	556	5,060
Deferred financing costs	678	1,162
Other assets	862	205

	$167,548	$18,298

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,176	$1,285
Accrued expenses	11,371	3,623
Deferred revenue	40	94
Loan payable	--	3,532
Current portion of long term debt	400	--
Other current liabilities	124	88

Total current liabilities	16,111	8,622

Long term debt less current portion, net of discount of $2,170 at June 30, 2008	67,230	--
Accrued preferred dividends	1,578	50

Other long term liabilities	331	74

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, authorized: 11,671,180 shares in 2008 and 2007; Series A issued and outstanding: 7,736,944 and 290,135 in 2008 and 2007, respectively; $40,765 liquidation preference	77	3
Common stock, $.01 par value, authorized: 50,000,000 shares in 2008 and 200,000,000 in 2007; issued: 9,183,134 and 2,486,668 in 2008 and 2007, respectively	92	25
Additional paid-in capital	362,442	288,667
Accumulated deficit	(280,127)	(278,957)
Treasury stock, at cost, 24,063 shares in 2008 and 2007	(186)	(186)

Total stockholders’ equity	82,298	9,552

	$167,548	$18,298

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues:
Relay services	$29,861	$3,834	$57,704	$7,494
Interpreting	627	--	1,261	--
Other	161	471	747	1,118

	30,649	4,305	59,712	8,612
Costs and expenses:
Cost of relay services	16,528	2,670	31,635	5,075
Cost of interpreting	681	--	1,239	--
Cost of other	242	476	894	949
Sales and marketing	3,531	479	5,712	1,003
General and administrative	6,108	1,257	11,972	2,613
Research and development	565	143	1,411	257
Depreciation and amortization	227	90	430	163
Amortization of intangible assets	1,601	--	3,030	--

	29,483	5,115	56,323	10,060

Income (loss) from operations	1,166	(810)	3,389	(1,448)

Other income (expense):

Settlement losses	--	--	--	(162)
Gain on interest rate cap agreement	241	--	241	--
Interest income (expense), net	(1,608)	24	(3,273)	59

Total other income (expense), net	(1,367)	24	(3,032)	(103)

Income (loss) before income taxes	(201)	(786)	357	(1,551)

Income tax provision	--	--	--	--

Net income (loss)	(201)	(786)	357	(1,551)

Preferred dividends	(813)	--	(1,527)	--

Net loss applicable to common stockholders	$(1,014)	$(786)	$(1,170)	$(1,551)

Loss per common share:
Basic	$(0.11)	$(0.36)	$(0.13)	$(0.70)

Diluted	$(0.11)	$(0.36)	$(0.13)	$(0.70)

Weighted average shares outstanding
Basic and Diluted	9,159,071	2,204,097	9,152,203	2,203,793

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Accumulated deficit	Number of shares	Amount	Total stock- holders’ equity
Balance at January 1, 2008	290,135	$3	2,486,668	$25	$288,667	$(278,957)	24,063	$(186)	$9,552
Issuance of preferred stock pursuant to Verizon acquisition, net of fees	6,479,691	64	--	--	32,475	--	--	--	32,539
Issuance of preferred stock pursuant to Hands On acquisition	967,118	10	--	--	4,990	--	--	--	5,000
Issuance of common stock pursuant to Hands On acquisition	--	--	6,696,466	67	34,554	--	--	--	34,621
Amortization of deferred employee compensation	--	--	--	--	1,756	--	--	--	1,756
Accrued preferred stock dividend	--	--	--	--	--	(1,527)	--	--	(1,527)
Net income	--	--	--	--	--	357	--	--	357

Balance at June 30, 2008	7,736,944	$77	9,183,134	$92	$362,442	$(280,127)	24,063	$(186)	$82,298

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007

Operating activities
Net income (loss)	$357	$(1,551)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization of fixed assets	430	163
Amortization of intangible assets	3,030	--
Amortization of debt discount	220	--
Gain on interest rate cap agreement	(241)	--
Settlement losses	--	162
Provision for losses on accounts receivable	118	88
Non-cash employee compensation	1,756	383
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,945)	(26)
Decrease in other receivables	--	28
(Increase) decrease in merchandise inventories	(97)	133
Increase in other current assets	(1,059)	(24)
Decrease in accounts payable	(3,470)	(138)
Increase in accrued expenses and other liabilities	12,871	720
(Decrease) increase in deferred revenue	(54)	2

Net cash provided (used) by operating activities	8,916	(60)

Investing activities
Change in other assets and restricted cash	(567)	(450)
Acquisition of business, net of acquired cash	622	--
Deferred acquisition costs	(3,558)	--
Purchase of property, equipment and leasehold improvements	(1,545)	(261)

Net cash used by investing activities	(5,048)	(711)

Financing activities
Proceeds from sale of preferred stock	1,700	--
Proceeds from the issuance of debt, net	16,745	--
Payments made on long term debt	(200)	--
Payments made on capital lease obligations	(71)	(46)

Net cash provided (used) by financing activities	18,174	(46)

Net change in cash and cash equivalents	22,042	(817)
Cash and cash equivalents at beginning of period	2,368	3,870

Cash and cash equivalents at end of period	$24,410	$3,053

Supplemental Disclosure of Cash Flow Information:

Cash paid for Interest	$3,323	$13

Supplemental Disclosure of Non-Cash Investing Activities:

Acquisition of equipment through capital leases	$73	$--

Cash portion of Verizon purchase price withheld from proceeds	$44,000	$--
Cash portion of Hands On purchase price withheld from proceeds	$32,282	$--
Payoff of outstanding Hands On debt withheld from proceeds	$6,017	$--
Deferred financing costs withheld from proceeds	$1,605	$--
Deferred acquisition costs withheld from proceeds	$3,016	$--
Repayment of credit agreement from proceeds from the issuance of debt	$3,581	$--
Agent expenses withheld from proceeds from the sale of preferred stock	$196	$--
Cost of issuance of preferred stock withheld from proceeds	$960	$--
Accrued preferred stock dividend	$1,527	$--

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data, unless otherwise noted)

Note 1 – Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2008. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of June 30, 2008 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2008 and 2007. Results for the interim periods are not necessarily indicative of results that may be expected for the entire year or for any other interim period. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed March 28, 2008 and as amended on April 29, 2008, for the year ended December 31, 2007.

The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, as of June 30, 2008, the Company had 93% of its accounts receivable due from the National Exchange Carriers Association (“NECA”). For the three and six months ended June 30, 2008, the Company generated 97% of its total revenue from NECA compared with 89% and 87%, respectively, for the three and six months ended June 30, 2007.

The Company has incurred significant operating losses since its inception and, as of June 30, 2008, has an accumulated deficit of $280,127. During the six months ended June 30, 2008, the Company recorded net income of $357 and provided $8,916 of cash from operating activities. As of June 30, 2008, the Company had $24,410 in cash and cash equivalents.

Note 2 – Significant Accounting Policies:

Revenue Recognition-Relay Services

The Company derives revenue from relay services which is recognized as revenue when services are provided or earned.

The Company derives revenue from interpreting services which is recognized as revenue when services are provided or earned.

The Company derives subscriber revenue from the provision of wireless communication services. Subscriber revenue consists of monthly charges for access and usage and is recognized as the service is provided. Equipment revenue is recognized upon shipment and transfer of title to the end user. Revenue from commissions is recognized upon activation of subscribers on behalf of third-party wireless network providers.

The Company collects sales taxes from its customers when required and maintains a policy to classify these tax collections as a current liability until remitted to the appropriate state agency and a corresponding reduction of revenue.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged, but the issuance of FASB Staff Position SFAS No. 157-2 has delayed the effective date to fiscal years beginning after November 15, 2008 as it relates to non-financial assets and non-financial liabilities. Any amounts recognized upon adoption as a cumulative-effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”) to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. The adoption of SFAS 159 did not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R ) applies to fiscal years beginning on or after December 18, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. (“SFAS 160”) amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 applies to fiscal years beginning on or after December 18, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 160 on its results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133. (“SFAS 161”) amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial position, results of operations and cash flows.

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

Each holder shall be entitled to the number of votes equal to the number of shares of Common Stock the Series A Preferred Stock could be converted into. The shares of Series A Preferred Stock accrue cumulative cash dividends at a rate of 8% per annum, compounded quarterly from the date of issuance. Payment of dividends on the Series A Preferred Stock will be paid in preference to any dividend on common stock.

On August 1, 2007, the Company sold 290,135 shares of Series A Preferred Stock to “Clearlake Capital Group” (Clearlake) at a purchase price of $5.17 per share resulting in net proceeds of approximately $1,460. On August 1, 2007, the Company also entered into an agreement with Clearlake, which was later amended on September 12, 2007, allowing for the purchase by Clearlake of 7,446,809 additional shares of Series A Preferred Stock, which was effected by Clearlake on January 10, 2008, in connection with the acquisitions more fully described in note 11. As of June 30, 2008, the Company had accrued approximately $1,578 of preferred dividends.

Note 4 – Credit Agreement:

On August 1, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”), with Clearlake as administrative agent and collateral agent, pursuant to which the Company received a $1,000 bridge loan, which was increased by $1,750 on September 14, 2007 and by an additional $750 on October 29, 2007. Interest on the loan was payable on the first business day following the end of each month, at the LIBOR rate, plus 8%. The LIBOR rate utilized for interest calculations through January 10, 2008 was 5.125%. Interest was payable in cash, except that a portion of the interest equal to 4% was payable in kind in the form of additional loans. The loan was secured by substantially all of the assets of GoAmerica and its principal subsidiaries and the stock of such principal subsidiaries. The Credit Agreement contained customary operating and financial covenants, including restrictions on the Company’s ability to pay dividends to its common stockholders, make investments, undertake affiliate transactions, and incur additional indebtedness, in addition to financial compliance requirements. On January 10, 2008, the loan was repaid in full, in the amount of $3,581, upon the closing of the Verizon TRS Division transaction described in note 11. Included in the amount paid was $50 of accrued interest expense incurred during January 2008.

Note 5 – Senior Debt:

First Lien Credit Facilities.

On January 10, 2008, the Company entered into a Credit Agreement (the “First Lien Credit Agreement”), dated as of January 10, 2008 (the “Closing Date”), with Churchill Financial LLC, as administrative agent (the “First Lien Administrative Agent”), and Ableco Finance LLC, as collateral agent (the “Collateral Agent”). The First Lien Credit Agreement provides for term loans of $40,000, all of which was borrowed on the Closing Date, and revolving loan availability of up to $15,000, none of which was borrowed on the Closing Date. The maturity date of the term loans is January 10, 2014, and the maturity date for revolving loans made from time to time is January 10, 2013. The Company is required to make quarterly repayments of principal on the term loans in the amount of $100 per quarter. Mandatory prepayments are also required to be made in the case of certain events, including asset sales, a portion of excess cash flow, proceeds from debt issuances and extraordinary receipts. Voluntary prepayments of principal of the term loans are subject to a prepayment penalty, expressed as a percentage of the principal amount so prepaid, of 2% from the Closing Date through but not including the first anniversary of the Closing Date, and 1% from the first anniversary of the Closing Date through but not including the second anniversary of the Closing Date. Mandatory prepayments are generally not subject to the payment of penalties except in the case of debt issuances, where the principal amount of term loans so prepaid is treated as though they were voluntary prepayments.

The First Lien Credit Agreement contains affirmative and restrictive covenants that require the Company to take or refrain from taking certain actions, including, among other things, the obligation to provide certain financial and other information and limitations on its ability to incur debt, make investments, pay dividends, change the nature of its business, engage in affiliate transactions, or sell assets. In addition, the Company must comply with financial covenants for maximum consolidated leverage, maximum amounts of capital expenditures, minimum amounts of net revenue, having reserves on its books relating to the earnout provisions under the Asset Purchase Agreement, dated August 1, 2007, by and between Verizon and GoAmerica Relay Services Corp., as amended, and certain amounts of revolver availability or cash and cash equivalents subject to control agreements in favor of the Collateral Agent.

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

—

during the period commencing on the Closing Date and ending on the next date of determination after the fiscal quarter ending September 30, 2008, the incremental percentage set forth in the applicable column opposite Level I in the table set forth below and;

—

thereafter, as of each date of determination (and until the next such date of determination), a percentage equal to the percentage set forth below in the applicable column opposite the level corresponding to the Consolidated Senior Leverage Ratio (as defined in the agreement) in effect as of the last day of the most recently ended quarter:

LEVEL	CONSOLIDATED SENIOR LEVERAGE RATIO	BASE RATE LOANS	LIBOR RATE LOANS
I	Greater than or equal to 3.0 to 1	Plus 4 .00	Plus 5 .00
II	Greater than or equal to 2.00 to 1 and less than 3.00 to 1	Plus 3 .50	Plus 4 .50
III	Less than 2.00 to 1	Plus 3 .25	Plus 4 .25

In accordance with the Guaranty and Security Agreement entered into by the Company and the Collateral Agent on the Closing Date, the obligations of the Company under the First Lien Credit Agreement are secured by all of the assets of the Company.

In conjunction with the First Lien Credit Agreement, the Company incurred $1,180 of fees paid to the lenders and $425 of financing fees paid to third parties. Amounts paid to the lenders are presented as debt discount and are recorded as a reduction to the debt and are amortized over the life of the debt. Fees paid to third parties are classified as deferred financing costs and are amortized over the life of the debt.

Second Lien Credit Facilities and Intercreditor Agreement.

Concurrently with entering into the First Lien Credit Agreement, the Company entered into the Second Lien Credit Agreement (the “Second Lien Credit Agreement”), dated as of the Closing Date, with the lenders from time to time party thereto, and Clearlake, as administrative agent (the “Second Lien Agent”). The Second Lien Credit Agreement provides for term loans of $30,000, all of which was borrowed on the Closing Date. The maturity date of the loans is July 10, 2015, and there are no scheduled amortization payments. Mandatory prepayments, which are not subject to prepayment penalty, are required to be made in the case of certain events, including asset sales, a portion of excess cash flow, proceeds from debt issuances and extraordinary receipts. Voluntary prepayments of principal of the loans are subject to a prepayment penalty, expressed as a percentage of the principal amount so prepaid, of 2% from the Closing Date through but not including the first anniversary of the Closing Date, and 1% from the first anniversary of the Closing Date through but not including the fourth anniversary of the Closing Date. Mandatory prepayments are generally not subject to the payment of penalties except in the case of debt issuances, where the principal amount of loans so prepaid is treated as though they were voluntary prepayments. The affirmative, negative and financial covenants in the Second Lien Credit Agreement are substantially similar to those set forth in the First Lien Credit Agreement, except that in certain circumstances they are less restrictive than those set forth in the First Lien Credit Agreement. Loans under the Second Lien Credit Agreement bear interest at LIBOR plus 9% per annum, which rate increases by 2% in the case of an event of default.

In accordance with the Second Guaranty and Security Agreement entered into by the Company and the Second Lien Agent on the Closing Date, the obligations of the Company under the Second Lien Credit Agreement are secured by all of the assets of the Company and subject to certain exceptions and limitations, and subject to the Intercreditor Agreement (referred to below).

The Intercreditor Agreement, dated as of the Closing Date, by and among the First Lien Administrative Agent, the Collateral Agent and the Second Lien Agent (the “Intercreditor Agreement”), provides for and governs, among other things, the relative priorities among the secured parties under the First Lien Obligations and the Second Lien Obligations. The Company acknowledged the Intercreditor Agreement but is not a party thereto. The following table summarizes outstanding long term debt as of June 30, 2008.

In conjunction with the Second Lien Credit Agreement, the Company incurred $1,162 of fees paid to the lenders. Amounts paid to lenders are presented as debt discount and are recorded as a reduction to the debt and are amortized over the life of the debt.

A summary of the outstanding debt is as follows:

As of June 30, 2008

First lien debt	$39,800
Second lien debt	30,000
Debt discount	(2,170)

Total debt	67,630
Less: current maturities	400

Total long term debt	$67,230

Aggregate maturities of long term debt of the Company due within the next five years are as follows:
2009	$400
2010	400
2011	400
2012	400
2013 and thereafter	68,200

Total long term debt	$69,800

During the three and six months ended June 30, 2008, the Company recognized $81 and $220, respectively, of interest expense from amortization of the debt discount.

On April 8, 2008, the Company entered into a interest rate cap agreement with Bank of America, N.A. The term of the agreement is three years with an initial notional amount of $35,000 and a premium amount of $265. The agreement calls for a cap rate of 4% and a floating option of USD-LIBOR-BBA. During the three months ended June 30, 2008, the Company recognized a gain on the agreement of $241. As of June 30, 2008, $506 is recorded in other assets related to this transaction.

The terms of the First Lien Credit Agreement and the Second Lien Credit Agreement both required, among other things, that within 90 days after the Closing Date thereof, the Company would amend its certificate of incorporation to change the earliest date on which the Series A Preferred Stock is subject to redemption by the holder to a date that is at least one year after the Scheduled Term Loan Maturity Date (the “COI Amendment”).

On May 1, 2008, the parties to the Second Lien Credit Agreement entered into a First Amendment and Waiver to Credit Agreement which extended the 90-day deadline for the completion of the COI Amendment to 180 days and waived any Event of Default resulting from the Company’s failure to timely complete the COI Amendment.

On May 2, 2008, the parties to the First Lien Credit Agreement entered into a First Amendment and Waiver to Credit Agreement, which extended the 90-day deadline for the completion of the COI Amendment to 180 days and waived any Event of Default resulting from the Company’s failure to timely complete the COI Amendment.

On June 26, 2008, the Company amended its certificate of incorporation to, among other things, effect the COI Amendment.

Note 6 – Earnings (Loss) Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, Earnings per Share (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss applicable to common stockholders for the six months ended June 30, 2008 and 2007, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, 9,484,424 and 425,844, respectively, of common stock equivalent shares were excluded from the computation of diluted net loss per share as follows:

Common stock equivalent shares:	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007
Options	2,208,597	83,191	1,663,160	83,191
Warrants	84,320	84,320	84,320	84,320
Preferred stock	7,736,944	--	7,736,944	--
Non-vested restricted stock	--	258,333	--	258,333

Total	10,029,861	425,844	9,484,424	425,844

Note 7 – Goodwill and Other Intangible Assets:

The Company follows SFAS No. 142, Goodwill and Other Intangible Assets.    Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company believes there are no such impairment indicators at June 30, 2008. The following table summarizes activity in goodwill during the six months ended June 30, 2008.

Goodwill
Beginning balance January 1, 2008	$6,000
Additions from Verizon acquisition (see note 11)	13,639
Additions from Hands On acquisition (see note 11)	41,555

Ending balance June 30, 2008	$61,194

The following table summarizes activity in other intangible assets during the six months ended June 30, 2008.

	Trademarks	Customer lists	Technology	Total
Beginning balance January 1, 2008	$--	$--	$--	$--
Additions from Verizon acquisition (see note 11)	19,500	12,500	--	32,000
Additions from Hands On acquisition (see note 11)	18,300	10,300	1,016	29,616

Total identifiable intangible assets	37,800	22,800	1,016	61,616
Accumulated amortization (see note 11)	n/a	(2,934)	(96)	(3,030)

Ending balance June 30, 2008	$37,800	$19,866	$920	$58,586

The above intangible assets are being amortized over their estimated lives as follows:

Trademarks	Indefinite
Customer Lists	3 years -5.5 years
Technology	5 years

During the three and six months ended June 30, 2008, the Company recognized $1,601 and $3,030, respectively, of amortization expense. Amortization expense is expected to be approximately $6,404, $6,404, $4,401, $2,171 and $1,607 for the twelve month periods ended June 30, 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

Note 8 – Stock-based Compensation:

The Company has a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and non-vested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. As of June 30, 2008, the Company had 2,989,575 shares of common stock reserved for future issuance under our equity compensation plan and stock purchase plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring the recognition of expense related to the fair value of stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, the Company did not restate our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2008 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

The Company also follows the guidance in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

During the six months ended June 30, 2008, the Company issued new stock options totaling 1,939,500 to certain employees and consultants at an exercise price ranging from $6.00 to $6.57 per share. The fair value of these options was calculated under the Black-Scholes option pricing model with the following assumptions:

Risk free rate	3.34%-3.78%
Volatility	43.52%-48.03%
Expected life	10 years
Dividend yield	0.00%

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As a result of the option grants referred to above, the Company will recognize a total of $7,802 compensation expense over a service period of one to four years. As of June 30, 2008, the Company had recognized $1,216 of this expense.

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

This excess value will be recognized as stock-based compensation over the remaining vesting life of the underlying options. In addition, the Company will also recognize approximately $577 of unamortized stock-based compensation which had not been recognized as of the date of exchange. As of June 30, 2008, the Company has recognized approximately $71 of these amounts as stock-based compensation.

Stock option activity for the six months ended June 30, 2008, is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2008	80,829	$73.57
Granted	1,939,500	6.43
Assumed	276,246	2.65
Exercised	--	--
Cancelled	--	--

Outstanding at June 30, 2008	2,296,575	$8.34

Exercisable at June 30, 2008	250,541	$28.00

The following table summarizes information about fixed price stock options outstanding at June 30, 2008:

	Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.24-$6.57	2,232,937	$5.93	9.5 years
$16.00-$26.40	38,139	$19.93	5.5 years
$43.20-$44.80	5,875	$44.02	3.0 years
$84.00-$84.80	4,271	$84.50	2.6 years
$104.80-$151.20	6,222	$149.55	4.5 years
$162.48-$167.20	2,881	$166.70	2.3 years
$401.60-$600.00	5,750	$428.29	2.9 years
$1200.00-$1280.00	500	$1280.00	3.1 years

	2,296,575			$3,305

	Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$0.24-$6.57	186,903	$6.00
$16.00-$26.40	38,139	$19.93
$43.20-$44.80	5,875	$44.02
$84.00-$84.80	4,271	$84.50
$104.80-$151.20	6,222	$149.55
$162.48-$167.20	2,881	$166.70
$401.60-$600.00	5,750	$428.29
$1200.00-$1280.00	500	$1280.00

	250,541	$28.00	$120

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of our second quarter of 2008, which was $7.41, and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on June 30, 2008. This amount changes based on the fair market value of the Company’s stock.

During January 2008, the Company vested 124,998 shares of restricted stock which represented all remaining restricted shares held by executive management and directors that were unvested at December 31, 2007. The Company recognized $469 and $383 of expense related to the amortization of these restricted stock awards during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was no unrecognized compensation costs related to non-vested stock.

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non vested stock at December 31, 2007	124,998	$ 4.64
Granted	--	--

Vested	124,998	4.64
Forfeited	--	--

Non vested stock at June 30, 2008	--	$ --

The following table sets forth the total stock-based compensation expense resulting from stock options and vested restricted stock awards included in the Company’s condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
General and administrative	$768	$155	$1,756	$383

Stock-based compensation expense before income taxes	768	155	1,756	383
Income tax benefit	--	--	--	--

Total stock-based compensation expense after income taxes	$768	$155	$1,756	$383

Note 9 – Commitments and Contingencies:

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. Although we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

The Company entered into several new employment agreements with certain officers and significant employees. The employment agreements provide for initial annual base salaries ranging from $185 to $275. Each employee received an option grant ranging from 70,000 to 400,000 shares. The Compensation Committee may award additional bonus payments, option grants or restricted stock awards in its discretion. In the event of termination without cause or resignation for good reason (as each such term is defined in the agreements), certain severed individual shall be entitled to receive enhanced severance, in an amount equal to one year’s base salary, as well as the right to continue in Company health and welfare benefit plans for one year after termination and 90 days’ outplacement services at a level commensurate with their position. In the event of a change of control of the Company, as defined in certain executive employment agreements, 25% of the Executives’ then-unvested stock options shall immediately vest. In addition, after a change of control of the Company, all remaining unvested stock of an Executive shall immediately vest if (a) such Executive’s aggregate compensation is substantially diminished, or (b) such Executive is required to relocate more than 100 miles from their then-current residence in order to continue to perform his duties. Each agreement also provides for a $1 per month expense allowances and reimbursement for additional business travel and entertainment expenses incurred in connection with their duties.

In conjunction with the acquisition of Hands On, the Company assumed operating leases with future minimum lease payments totaling approximately $6,775. These leases have various expiration dates from 2009 to 2013.

In connection with the Verizon acquisition, the Company entered into a Managed Services Agreement (“MSA”), dated August 1, 2007, with Stellar Nordia Services LLC (“Stellar Nordia”). Under that agreement, Stellar Nordia assumed facilities, employee and operational responsibilities for the two primary call centers associated with Verizon’s TRS Division business. Stellar Nordia will provide inbound call relay services to the Company, utilizing Stellar Nordia’s proprietary platform and software for the newly acquired traffic from Verizon and for the Company’s existing text traffic. In addition, pursuant to a related agreement, Stellar Nordia has, as subcontractor to the Company, assumed and operates under the Company’s supervision, the call centers acquired under the asset purchase agreement for Verizon’s TRS Division as well as the current, pre-acquisition traffic of the Company. The Company expects to realize material cost savings as compared to Verizon from utilizing the Stellar Nordia arrangement described in this paragraph.

The MSA also provides that Stellar Nordia undertake capital expenditures and hiring in preparation for the Verizon TRS acquisition, such that Stellar Nordia would be in a position to service existing Verizon TRS Division traffic upon consummation of the closing. The MSA obligates the Company to pay certain fees to Stellar Nordia if the Company elects to terminate the MSA early.

The MSA replaced the Company’s existing agreement with Stellar Nordia upon the closing of the acquisition of Verizon’s TRS Division. Under the new agreement, provided that one or more of the state contracts are in effect, the Company has agreed to provide Stellar Nordia with rolling forecasts of its IP relay traffic demand forecasts, and has agreed to certain minimum call traffic commitments with financial penalties for failure to achieve either the traffic forecasts or the call traffic commitments as to such state contracts. The Company has agreed to pay Stellar Nordia monthly and Stellar Nordia has agreed to bill the Company in U.S. dollars. The Company agreed to reimburse Stellar Nordia for costs incurred in connection with their assuming the workforce, facilities and operational responsibilities for the two primary call centers associated with Verizon’s TRS Division business in an amount not to exceed $5.5 million, paid in sixteen quarterly payments. Since the conditions of this agreement were a requirement of Verizon as a condition of sale, the Company considers these payments to be contingent consideration of the Verizon TRS division consideration in accordance with SFAS No. 141, Business Combinations. As of June 30, 2008 the Company has included approximately $687 in the purchase price and will continue to include additional amounts as they are incurred or become measurable.

Note 10 – Settlement of Hands On Litigation:

On May 2, 2005, the Company entered into a loan agreement with Hands On Video Relay Services, Inc., a Delaware corporation, and Hands On Sign Language Services, Inc., a California corporation (collectively, the “Hands On Entities”). Pursuant to that agreement, all amounts that the Company advanced to Hands On were secured, initially, by the assets acquired with such funds with interest at a defined prime rate. On July 6, 2005, the Company entered into a merger agreement with the Hands On Entities and their principal stockholders (collectively, “Hands On”).

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

On January 10, 2008, the Company acquired Hands On. (see note 11)

Note 11 – Acquisitions:

Verizon TRS Division acquisition:

On January 10, 2008, in an effort to increase its volume and improve its results of operations, the Company acquired the assets of Verizon’s TRS Division for $46 million in cash, including acquired working capital of $6 million. The Verizon acquisition was financed through $40 million of committed senior debt financing funded by the First Lien Administrative Agent and $33.5 million of equity financing, funded by funds managed by Clearlake (Clearlake purchased an additional 6,479,691 shares of Series A Preferred Stock at a price of $5.17 per share). The Company could be liable for up to an additional $8 million in contingent cash consideration under certain circumstances.

The purchase price has been determined as follows:

Cash consideration	$46,000
Transaction costs	5,639

Total purchase consideration and transaction costs	51,639
Acquired working capital	(6,000)

Total purchase price	$45,639

Under the purchase method of accounting, the total purchase price is allocated to net tangible assets acquired based on their estimated fair values as of the date of the completion of the acquisition. Based upon preliminary valuation reports, the Company recorded identified intangible assets. The fair value assigned to the identified intangible assets and goodwill are as follows:

Trademarks	$19,500
Customer lists	12,500
Goodwill	13,639

Fair value of assets acquired	$45,639

The fair value of these assets is subject to modification as additional information may come to management’s attention and restructuring decisions are made. Goodwill and trademarks are not amortized for financial reporting purposes, however, the amount will be amortized over a 15 year life for income tax purposes.

In connection with the Verizon acquisition, the Company entered into a Managed Services Agreement, dated August 1, 2007, with Stellar Nordia. (see note 9)

Hands On acquisition:

On January 10, 2008, in an effort to increase its volume and improve its results of operations, the Company acquired Hands On for $35 million in cash and approximately 6,700,000 shares of its common stock. The cash portion of the consideration was funded by the sale of 967,118 shares of Series A Preferred Stock, at a price of $5.17 per share, to a fund managed by Clearlake and the issuance of $30 million in second lien new debt (see note 5).

In accordance with the merger agreement 220,498 Hands On stock options were exchanged for 276,246 stock options of the Company (see note 8).

The purchase price has been determined as follows:

Cash consideration	$32,282
Common shares issued	34,621
Transaction costs	6,435

Total purchase price	$73,338

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

Cash	$2,635
Other current assets	7,356
Property, plant and equipment	3,519
Long term assets	187
Current liabilities	(8,845)
Long term liabilities	(2,685)
Trademarks	18,300
Customer lists	10,300
Technology	1,016
Goodwill	41,555

Fair value of net assets acquired	$73,338

The fair value of these assets and liabilities assumed is subject to modification as additional information may come to management’s attention and restructuring decisions are made. As such, amounts previously reported as trademarks were increased by $11,900 with a corresponding reduction to previously reported goodwill based on revisions made to the valuation report.

In conjunction with the closing of the Hands On acquisition, the Company assumed certain outstanding operating and capital lease agreements in force on the date of closing. (see note 9)

To create additional flexibility to pursue strategic opportunities, the Company has also secured a $15 million unfunded credit revolver which creates additional liquidity for the Company as needed.

The following unaudited pro forma summary presents the combined results of operations as if the Verizon and Hands On acquisitions described above had occurred as of January 1, 2007, and does not purport to be indicative of the results that would have occurred had the transactions been completed as of that date or of results that may occur in the future.

	Three Months ended June 30, 2007	Six Months ended June 30, 2007

Net revenues	$26,272	$52,958
Net loss applicable to common stockholders	(1,679)	(3,135)
Net loss per share-basic	(0.18)	(0.34)
Net loss per share-diluted	(0.18)	(0.34)

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

Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. The evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2008.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event the Company may have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $181,500 and $129,400, respectively. The federal NOL carryforwards expire beginning in 2011 and state NOL’s beginning in 2008. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% stockholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. The Company believes that an ownership change has occurred with respect to the transactions described in note 11. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. The Company has not performed a detailed analysis to determine the amount of the potential limitations.

Note 13 – Related Party Transactions:

The Company entered into certain additional financing and equity agreements with Clearlake as a result of the transactions described in notes 5 and 11. On January 10, 2008, all outstanding amounts under the Credit Agreement with Clearlake (more fully described in note 4) were repaid in full. The Company paid Clearlake approximately $1,879 of interest during the six months ended June 30, 2008. In addition, the Company has recorded amounts payable to Clearlake in the amount of $124 related to consulting arrangements costs incurred. Clearlake reserves the right to purchase additional shares of the Company’s common stock on the open market.

Note 14 – Stockholders’ Equity:

During the six months ended June 30, 2008, the Company entered into the following stock related transactions:

—	Sold shares of Series A Preferred Stock (see note 11).

—	Issued shares of Common Stock in conjunction with the acquisition of Hands On (see note 11).

—	Assumed outstanding stock options of Hands On in conjunction with the acquisition of Hands On (see note 8).

—	Granted stock options to employees and consultants (see note 8).

—	Accelerated the vesting of restricted stock grants (see note 8).

—	In January 2008, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware. The amendment included such provisions as:

¡	increased the number of authorized shares of the Company’s preferred stock and Series A Preferred Stock to 11,671,180,

¡	decreased the number of authorized shares of the Company’s common stock to 50,000,000,

¡	provided for automatic conversion of the Series A Preferred Stock to common stock if the sale of GoAmerica common stock yields $50 million or more in gross proceeds in an underwritten public offering and the average closing price of the common stock is $15.00 or more per share over a 90-day period, and

¡	provided for a reduction in the rate of dividends payable on the Series A Preferred Stock from 8% per year to 3% per year if the average closing price of the common stock is $20.00 or more per share over a 90-day period at any time one year or more after completion of the Hands On merger.

—

Received approval from shareholders at its annual stockholder meeting held on June 25, 2008 to increase the number of options available under approved amendments to GoAmerica’s 2005 Equity Incentive Plan from 2,000,000 to 3,000,000 shares, and to increase the maximum number of shares subject to award to any individual during any calendar year.

In June 2008, the Company filed a Fourth Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware. The amendment along with related Bylaw amendments, include provisions that:

—

Change the earliest date on which our Series A Preferred Stock is subject to redemption at the option of the holder to a date that is a least one year after the “Scheduled Term Loan Maturity Date,” as defined in our loan agreements, and

—	Allow our stockholders to take action by written consent in lieu of a meeting.

Note 15 – Subsequent Events:

On July 1, 2008, GoAmerica, Inc. completed the acquisitions of Sign Language Associates, Inc., a District of Columbia corporation, (SLA) and Visual Language Interpreting, Inc., a Virginia corporation (VLI). The Company consummated the above in an effort to increase its volume and improve its results of operations. In accordance with the merger agreement with VLI, the Company will issue options to purchase 98,000 shares of the Company’s Common Stock to certain employees of VLI and SLA as part of their employment compensation for their future services to be rendered for the Company. The issuance of these options is subject to approval by the Company’s Compensation Committee, which will also set certain terms of the grants, including the exercise price. The Company used cash to satisfy all other merger consideration.

On July 11, 2008 the Company hired Mr. Ahmet Corapcioglu as the Company’s new Chief Information Officer, effective July 14, 2008; the terms of Mr. Corapcioglu’s employment offer include annual salary of $250,000, eligibility to participate in the management bonus plan, an option to purchase 150,000 shares of the Company’s Common Stock, and six months severance for termination without cause. The issuance of this option is subject to approval by the Company’s Compensation Committee which will also set certain terms of the grants, including the exercise price.

In July 2008, the Company engaged in a group termination of employees in various of its facilities associated with the acquisition and integration of the Verizon TRS Division and mergers with Hands On, SLA and VLI; management expects that such integration and restructuring efforts will continue during the quarter. As part of such group termination, Mr. Odom resigned his position as Vice President, Technology and his employment with the Company terminated.

On August 6, 2008, the Board of Directors of the Company approved an increase in the number of directors from eight to nine, and subsequently appointed Ms. Kathleen Abernathy as a director of the Company effective August 6. Ms. Abernathy will receive an option grant of 25,000 shares, subject to approval by the Company’s Compensation Committee which will also set certain terms of the grant, including the exercise price.

On August 12, 2008, the Company entered into a sublease with Fireman’s Fund for approximately 15,000 square feet in Novato California, for a period of seven years. The Company is obligated for aggregate lease payments of $3,337 over the seven-year term of the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

GoAmerica® is a communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech impaired, including Internet relay services, interpreting services, wireless subscription and value added services, and wireless devices and accessories. On January 10, 2008, the Company acquired (1) certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions, and (2) Hands On Video Relay Services, Inc., a California-based provider of video relay and interpreting services. On July 1, 2008, the Company acquired Sign Language Associates, Inc., a District of Columbia corporation, (SLA) and Visual Language Interpreting, Inc., a Virginia corporation (VLI). Our i711.com™ telecommunications relay service was launched in March 2005 and enables people who are deaf or hard of hearing to call and “converse” with hearing parties by using a computer, wireless handheld device or similar unit, through an operator that interprets text to voice and vice versa. In addition, during December 2006, we began offering our i711 Video Relay Service (VRS), the newest member of the i711.com™ family of relay services. i711 VRS enables people who are deaf to use sign language to communicate with hearing people using a Windows computer, a web camera, and a broadband Internet connection. We sell wireless devices and services directly to customers and indirectly through sub-dealers. We have dealer agreements through which we sell devices and earn a commission, also called a bounty, upon activation of the device with an associated service rate plan.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and note receivable, accounting for derivatives and recoverability of our goodwill and other intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. We derive our revenue primarily from relay services. Revenue from relay services is recognized as revenue when services are provided or earned. Revenue from interpreting services is recognized as revenue when services are provided or earned. Revenue from commissions is recognized upon activation of subscribers on behalf of third party wireless network providers. Subscriber revenue consists primarily of monthly charges for access and usage and is recognized as the services are provided. Equipment revenue is recognized upon shipment to the end user. We estimate the collectability of our trade and note receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to current market conditions. In assessing the recoverability of our goodwill, other intangibles and other long-lived assets, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Results of Operations

The following table sets forth, for the three and six months ended June 30, 2008 and 2007, the percentage relationship to net revenues of certain items included in the Company’s unaudited consolidated statements of operations.

	Three Months Ended June 30,				Six Months Ended June 30,

(In thousands)	2008		2007		2008		2007

	$	%	$	%	$	%	$	%
Revenues:
Relay services	$29,861	97.4	$3,834	89.1	$57,704	96.6	$7,494	87.0
Interpreting	627	2.0	--	--	1,261	2.1	--	--
Other	161	0.6	471	10.9	747	1.3	1,118	13.0

	30,649	100.0	4,305	100.0	59,712	100.0	8,612	100.0
Costs and expenses:
Cost of relay services	16,528	53.9	2,670	62.0	31,635	53.0	5,075	58.9
Cost of interpreting services	681	2.2	--	--	1,239	2.1	--	--
Cost of other	242	0.7	476	11.1	894	1.5	949	11.0
Sales and marketing	3,531	11.5	479	11.1	5,712	9.6	1,003	11.6
General and administrative	6,108	19.9	1,257	29.2	11,972	20.0	2,613	30.3
Research and development	565	1.8	143	3.3	1,411	2.4	257	3.0
Depreciation and amortization	227	0.7	90	2.1	430	0.7	163	1.9
Amortization of intangible assets	1,601	5.2	--	--	3,030	5.1	--	--

	29,483	96.2	5,115	118.8	56,323	94.3	10,060	116.8

Income/(loss) from operations	1,166	3.8	(810)	(18.8)	3,389	5.7	(1,448)	(16.8)

Other income (expense):

Settlement losses	--	--	--	--	--	--	(162)	(1.9)
Gain on interest rate cap agreement	241	0.8	--	--	241	0.4	--	--
Interest income (expense), net	(1,608)	(5.2)	24	0.6	(3,273)	(5.5)	59	0.7

Total other income (expense), net	(1,367)	(4.5)	24	0.6	(3,032)	(5.1)	(103)	(1.2)

Net income (loss) before income taxes	(201)	(0.7)	(786)	(18.2)	357	0.6	(1,551)	(18.0)

Income tax provision	--	--	--	--	--	--	--	--

Net income (loss)	(201)	(0.7)	(786)	(18.2)	357	0.6	(1,551)	(18.0)

Preferred dividends	(813)	(2.7)	--	--	(1,527)	(2.6)	--	--

Net loss applicable to common stockholders	$(1,014)	(3.3)	$(786)	(18.2)	$(1,170)	(2.0)	$(1,551)	(18.0)

The following table sets forth the period-over-period percentage increases or decreases of certain items included in the Company’s unaudited consolidated statements of operations.

	Three Months Ended June 30,				Six Months Ended June 30,

(In thousands)			Change				Change

	2008	2007	$	%	2008	2007	$	%
Revenues:
Relay services	$29,861	$3,834	$26,027	678.8	$57,704	$7,494	$50,210	670.0
Interpreting	627	--	627	--	1,261	--	1,261	--
Other	161	471	(310)	(65.8)	747	1,118	(371)	(33.2)

	30,649	4,305	26,344	611.9	59,712	8,612	51,100	593.4
Costs and expenses:
Cost of relay services	16,528	2,670	13,858	519.0	31,635	5,075	26,560	523.3
Cost of interpreting services	681	--	681	--	1,239	--	1,239	--
Cost of other	242	476	(234)	49.2	894	949	(55)	(5.8)
Sales and marketing	3,531	479	3,052	637.2	5,712	1,003	4,709	469.5)
General and administrative	6,108	1,257	4,851	385.9	11,972	2,613	9,359	358.1
Research and development	565	143	422	295.1	1,411	257	1,154	449.0
Depreciation and amortization	227	90	137	152.2	430	163	267	163.8
Amortization of intangible assets	1,601	--	1,601	--	3,030	--	3,030	--

	29,483	5,115	24,368	476.4	56,323	10,060	46,263	459.9

Income (loss) from operations	1,166	(810)	1,976	244.0	3,389	(1,448)	4,837	(334.2)

Other income (expense):

Settlement losses	--	--	--	--	--	(162)	162	--
Gain on interest rate cap agreement	241	--	241	--	241	--	241	--
Interest income (expense), net	(1,608)	24	(1,632)	(6800.0)	(3,273)	59	(3,332)	(5647.5)

Total other income (expense), net	(1,367)	24	(1,391)	(5795.8)	(3,032)	(103)	(2,929)	(2843.7)

Net income (loss) before income taxes	(201)	(786)	585	(74.4)	357	(1,551)	(1,908)	123.1

Provision for income taxes	--	--	--	--	--	--	--	--

Net income (loss)	(201)	(786)	585	(74.4)	357	(1,551)	(1,908)	123.1

Preferred dividends	(813)	--	813	100.0	(1,527)	--	1,527	--

Net loss applicable to common stockholders	$(1,014)	$(786)	$(228)	29.0	$(1,170)	$(1,551)	$382	(24.6)

Three months ended June 30, 2008 Compared to Three months ended June 30, 2007

Relay services revenue. Relay services revenue increased 679%, to $29,861 for the three months ended June 30, 2008 from $3,834 for the three months ended June 30, 2007. This increase was primarily due to (i) the January 10, 2008 acquisition of certain assets of the Verizon TRS Division and of Hands On, and (ii) the growth in relay service volumes and continuing operational improvements. Our video relay service revenue increased to $16,555 for the three months ended June 30, 2008 from $403 for the three months ended June 30, 2007. Video relay service revenue represented approximately 55% of total relay service revenue for the three months ended June 30, 2008 as compared to 11% percent of relay service revenue for the three months ended June 30, 2007. Telecommunications relay service revenue increased to $13,306 for the three months ended June 30, 2008 from $3,431 for the three months ended June 30, 2007. Telecommunications relay service revenue represented approximately 45% of total relay service revenue for the three months ended June 30, 2008 as compared to 89% percent of total relay service revenue for the three months ended June 30, 2007. We expect relay services revenue to increase as we expand our user base for both our video and telecommunication relay services.

Interpreting services revenue. Interpreting services revenue was $627 for the three months ended June 30, 2008. This consisted of certified sign language interpreters providing interpreting services in situations where relay services may not be available or ideal. This increase was due to our January 10, 2008 acquisition of Hands On. There was no such corresponding revenue in 2007. We expect interpreting services revenue to increase as we expand our customer base for these services through our July 1, 2008 acquisitions of SLA and VLI referred to above.

Included in other revenue are the four components listed immediately below:

Commission revenue.  Commission revenue decreased to $60 for the three months ended June 30, 2008 from $74 for the three months ended June 30, 2007. This decrease primarily was due to decreased acquisition of subscribers on behalf of wireless network providers through our indirect distribution channel. We expect commission revenue to decrease as we do not intend to concentrate marketing efforts on activities to acquire subscribers on behalf of various wireless network providers.

Subscriber revenue.  Subscriber revenue decreased to $66 for the three months ended June 30, 2008 from $284 for the three months ended June 30, 2007. This decrease was primarily due to decreases in our full service offering subscriber base. We expect subscriber revenues to decline further as we do not intend to concentrate marketing efforts on these services.

Equipment revenue.  Equipment revenue decreased to $27 for the three months ended June 30, 2008 from $111 for the three months ended June 30, 2007. This decrease was primarily due to higher sales of mobile devices. We expect equipment revenue to decrease further as we do not intend to concentrate marketing efforts on activities to acquire subscribers on behalf of various wireless network providers.

Other revenue.  Other revenue increased to $8 for the three months ended June 30, 2008 from $2 for the three months ended June 30, 2007.

Cost of relay services revenue.  Cost of relay services revenue increased 519%, to $16,528 for the three months ended June 30, 2008 from $2,670 for the three months ended June 30, 2007. This increase was primarily due to our January 10, 2008 acquisition of certain assets of Verizon’s TRS Division and of Hands On. Our cost of video relay service revenue increased to $10,470 for the three months ended June 30, 2008 from $264 for the three months ended June 30, 2007 and our cost of telecommunications relay service revenue increased to $6,058 million for the three months ended June 30, 2008 from $2,406 for the three months ended June 30, 2007. We expect cost of relay services revenue to increase as we expand our user base for both our video and telecommunication relay services.

Cost of interpreting services revenue.  Cost of interpreting services revenue was $681 for the three months ended June 30, 2008. This increase was due to our January 10, 2008 acquisition of Hands On Video Relay Services, Inc., a California-based provider of video relay and interpreting services. There was no such corresponding cost in 2007. We expect cost of interpreting services revenue to increase as we expand our customer base for these services through our July 1, 2008 acquisitions of SLA and VLI referred to above.

Included in cost of other revenue are the three components listed immediately below:

Cost of subscriber revenue.  Cost of subscriber airtime decreased to $69 for the three months ended June 30, 2008 from $257 for the three months ended June 30, 2007. This decrease was primarily due to decreases in our full service offering subscriber base. We expect cost of subscriber revenues to decline further as we do not intend to concentrate marketing efforts on these services.

Cost of network operations.  Cost of network operations increased to $39 for the three months ended June 30, 2008 as compared to $29 for the three months ended June 30, 2007. We expect our cost of network operations to decline as a percentage of sales.

Cost of equipment revenue.  Cost of equipment revenue decreased to $134 for the three months ended June 30, 2008 from $190 for the three months ended June 30, 2007. This decrease was primarily due to higher sales of mobile devices. We expect cost of equipment revenue to decrease further as we do not intend to concentrate marketing efforts on activities to acquire subscribers on behalf of various wireless network providers.

Sales and marketing.  Sales and marketing expenses increased to $3,531 for the three months ended June 30, 2008 from $479 for the three months ended June 30, 2007. This increase primarily was due to our January 10, 2008 acquisitions described above. We expect sales and marketing expenses to increase as a percentage of sales as we continue to introduce new products and services to the consumer marketplace.

General and administrative.  General and administrative expenses increased to $6,108 for the three months ended June 30, 2008 from $1,257 for the three months ended June 30, 2007. This increase primarily was due to our January 10, 2008 acquisitions of Verizon’s TRS Division and of Hands On, including $768 in stock-based compensation related to the assumption of Hands On options, the accelerated vesting of previously granted restricted stock and new stock option grants. In addition, professional service fees increased by approximately $566 and salaries and benefits for personnel performing business development and general corporate activities increased by approximately $822. We expect general and administrative expenses to decline as a percentage of revenue as our revenues increase.

Research and development.  Research and development expense increased to $565 for the three months ended June 30, 2008 from $143 for the three months ended June 30, 2007. This increase was primarily due to increased salaries and benefits for personnel performing development activities. We expect research and development expenses to increase as we continue to develop and maintain our relay technologies.

Amortization of intangible assets.  We recorded amortization of intangible assets of $1,601 for the three months ended June 30, 2008 related to amortization of identified intangible assets resulting from our January 10, 2008 acquisition of certain assets of Verizon’s TRS Division and of Hands On.

Gain on interest rate cap agreement.  We recognized a gain of $241 for the three months ended June 30, 2008 related to a interest rate cap agreement with Bank of America, N.A. There was no corresponding amount in 2007. We expect gain on interest rate cap agreement to fluctuate as we record changes in the fair market value of the instrument.

Interest income (expense), net.  We incurred net interest expense of $1,608 for the three months ended June 30, 2008 compared to net interest income of $24 for the three months ended June 30, 2007. This increase was due to interest expense incurred in connection with the debt raised by the Company to partially fund our January 10, 2008 acquisitions of Verizon’s TRS Division and of Hands On and was partially offset by interest income on short-term investments and existing cash balances. We expect net interest expense to continue at approximately current levels (subject to changes in interest rates).

Six months ended June 30, 2008 Compared to Six months ended June 30, 2007

Relay services revenue.  Relay services revenue increased 670%, to $57,704 for the six months ended June 30, 2008 from $7,494 for the six months ended June 30, 2007. This increase was primarily due to our January 10, 2008 acquisition of certain assets of the Verizon’s TRS Division and of Hands On. Our video relay service revenue was $30,947 for the six months ended June 30, 2008, and represented approximately 54% of total relay service revenue. Telecommunications relay service revenue was $26,757 for the six months ended June 30, 2008, and represented approximately 46% of total relay service revenue.

Interpreting services revenue.  Interpreting services revenue was $1,261 for the six months ended June 30, 2008. This consisted of certified sign language interpreters providing interpreting services in situations where relay services may not be available or ideal. This increase was due to our January 10, 2008 acquisition of Hands On. There was no such corresponding revenue in 2007.

Included in other revenue are the four components listed immediately below:

Commission revenue.  Commission revenue increased to $310 for the six months ended June 30, 2008 from $261 for the six months ended June 30, 2007. This increase primarily was due to increased acquisition of subscribers on behalf of wireless network providers through our indirect distribution channel.

Subscriber revenue.  Subscriber revenue decreased to $276 for the six months ended June 30, 2008 from $600 for the six months ended June 30, 2007. This decrease was primarily due to decreases in our full service offering subscriber base.

Equipment revenue.  Equipment revenue decreased to $141 for the six months ended June 30, 2008 from $217 for the six months ended June 30, 2007. This decrease was primarily due to higher sales of mobile devices.

Other revenue.  Other revenue decreased to $20 for the six months ended June 30, 2008 from $40 for the six months ended June 30, 2007.

Cost of relay services revenue.  Cost of relay services revenue increased 523%, to $31,635 for the six months ended June 30, 2008 from $5,075 for the six months ended June 30, 2007. This increase was primarily due to our January 10, 2008 acquisition of certain assets of Verizon’s TRS Division and of Hands On. Our cost of video relay service revenue increased to $16,852 for the six months ended June 30, 2008 from $388 for the six months ended June 30, 2007 and our cost of telecommunications relay service revenue increased to $14,783 for the six months ended June 30, 2008 from $2,282 for the six months ended June 30, 2007.

Cost of interpreting services revenue.  Cost of interpreting services revenue was $1,239 for the six months ended June 30, 2008. This increase was due to our January 10, 2008 acquisition of Hands On Video Relay Services, Inc., a California-based provider of video relay and interpreting services. There was no such corresponding cost in 2007.

Included in cost of other revenue are the three components listed immediately below:

Cost of subscriber revenue.  Cost of subscriber airtime decreased to $257 for the six months ended June 30, 2008 from $567 for the six months ended June 30, 2007. This decrease was primarily due to decreases in our full service offering subscriber base.

Cost of network operations.  Cost of network operations increased to $67 for the six months ended June 30, 2008 as compared to $58 for the six months ended June 30, 2007.

Cost of equipment revenue.  Cost of equipment revenue increased to $570 for the six months ended June 30, 2008 from $324 for the six months ended June 30, 2007. This increase was primarily due to accelerated amortization of free phones previously capitalized.

Sales and marketing.  Sales and marketing expenses increased to $5,712 for the six months ended June 30, 2008 from $1,003 for the six months ended June 30, 2007. This increase primarily was due to our January 10, 2008 acquisitions described above.

General and administrative.  General and administrative expenses increased to $11,972 for the six months ended June 30, 2008 from $2,613 for the six months ended June 30, 2007. This increase primarily was due to our January 10, 2008 acquisitions of Verizon’s TRS Division and of Hands On, including $1,756 in stock-based compensation related to the assumption of Hands On options, the accelerated vesting of previously granted restricted stock and new stock option grants. In addition, professional service fees increased by approximately $2,010 and increased salaries and benefits for personnel performing business development and general corporate activities increased by approximately $2,733.

Research and development.  Research and development expense increased to $1,411 for the six months ended June 30, 2008 from $257 for the six months ended June 30, 2007. This increase was primarily due to increased salaries and benefits for personnel performing development activities.

Amortization of intangible assets.  We recorded amortization of intangible assets of $3,030 for the six months ended June 30, 2008 related to amortization of identified intangible assets resulting from our January 10, 2008 acquisition of certain assets of Verizon’s TRS Division and of Hands On.

Gain on interest rate cap agreement.  We recognized a gain of $241 for the six months ended June 30, 2008 related to a interest rate cap agreement with Bank of America, N.A. There was no corresponding amount in 2007. We expect gain on interest rate cap agreement to fluctuate as we record changes in the fair market value of the instrument.

Interest income (expense), net.  We incurred net interest expense of $3,273 for the six months ended June 30, 2008 compared to net interest income of $59 for the six months ended June 30, 2007. This increase was due to interest expense incurred in connection with the debt raised by the Company to partially fund our January 10, 2008 acquisitions of Verizon’s TRS division and of Hands On.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and as of June 30, 2008 have an accumulated deficit of $280.1 million. During the six months ended June 30, 2008, the Company recorded net income of $357 and provided $8,916 of cash from operating activities and overall experienced an increase of $22,042 in our cash and cash equivalents. As of June 30, 2008, the Company had $24,410 in cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. The Company secured a $15 million unfunded credit revolver which creates additional liquidity as needed. We currently have no borrowings outstanding under this credit facility.

On January 10, 2008, the Company acquired the assets of Verizon’s TRS Division for $46 million in cash and up to an additional $8 million in contingent cash consideration. The Verizon acquisition was financed through $40 million of committed senior debt financing funded by the First Lien Administrative Agent and $33.5 million of equity financing, funded by funds managed by Clearlake. Clearlake purchased an additional 6,479,691 shares of Series A Preferred Stock at a price of $5.17 per share.

On January 10, 2008, the Company acquired Hands On for $35 million in cash and approximately 6,700,000 shares of its common stock. The cash portion of the consideration was funded by the sale of 967,118 shares of Series A Preferred Stock, at a price of $5.17 per share, to a fund managed by Clearlake and the issuance of $30 million in second lien debt.

Net cash provided by operating activities amounted to $8,916 for the six months ended June 30, 2008, principally resulting from our operating profit and changes in our operating assets and liabilities.

We used $5,048 in cash from investing activities during the six months ended June 30, 2008. Cash used in investing activities was principally for deferred acquisition fees and the purchases of property, equipment and leasehold improvements.

Net cash provided by financing activities was $18,174 for the six months ended June 30, 2008, which resulted from the issuance of preferred stock and debt as part of our January 10, 2008 acquisitions described above.

As of June 30, 2008, our principal commitments consisted of obligations outstanding under operating leases. As of June 30, 2008, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $9,270, of which approximately $2,611 is payable in the next twelve months.

The following table summarizes GoAmerica’s contractual obligations at June 30, 2008, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

June 30, 2008 (In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations:
Capital Lease Obligations	$233	$139	$94	$--	$--
Operating Lease Obligations	9,270	2,611	3,492	2,599	568
Loans payable	69,800	400	800	800	67,800

Total	$79,303	$3,150	$4,386	$3,399	$68,368

Other Commercial Commitments:
Standby Letter of Credit	$542	$--	$542	$--	$--

Total Commercial Commitment	$542	$--	$542	$--	$--

The above table does not reflect amounts payable annually under employment agreements as discussed below.

Employment Agreements

Effective with the January 10, 2008 closing of the transactions referred to above there were changes to our acquisition of the Verizon TRS Division and our merger with Hands On as described above, the following changes were made to the employment arrangements with two of the Company’s executive officers:

—

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

—

Jesse Odom’s prior employment agreement was superseded by an Agreement Regarding Basic Terms of Employment (the “Second Superseding Employment Agreement”), pursuant to which Mr. Odom will serve the Company as Senior Vice President, Technology, at a base annual salary of $200. The Second Superseding Employment Agreement provides that Mr. Odom will serve on an at will basis, without a specific term of employment. He will be eligible to receive a bonus, and will receive an option grant of 100,000 shares. The options will vest at the rate of one-forty-eighth of such shares per month, provided Mr. Odom remains employed with the Company on each vesting date. If Mr. Odom’s employment is terminated without Cause or for Good Reason (in each case as defined in the Superseding Employment Agreement), Mr. Odom will be entitled to receive 12 months severance. Effective July 18, 2008, Mr. Odom resigned his position as Vice President, Technology, and his employment with the Company terminated, Mr. Odom will continue to provide services as a consultant until September 30, 2008, at which time the parties may elect to continue consulting services; upon the cessation of his consulting term, Mr. Odom will receive 12 months of severance. During Mr. Odom’s consultancy period, his outstanding options shall continue to vest.

On March 20, 2008, the Company entered into new employment agreements with Daniel R. Luis, its Chief Executive Officer, and with Edmond Routhier, its President and Vice Chairman of the Board (collectively, the “Executives”). Each employment agreement is substantially the same. The employment agreements provide that both Executives are to receive an initial base salary of $275. Each executive received an option grant of 400,000 shares. The Compensation Committee may award one or both Executives additional bonus payments, option grants or restricted stock awards in its discretion. The agreements are each of indefinite term; each such agreement provides for an annual salary review, at which time the salaries paid under such agreements may be increased (but not decreased) in the discretion of the Compensation Committee. In the event that either Executive is terminated without cause or resigns for good reason (as each such term is defined in the agreements), he shall be entitled to receive enhanced severance, in an amount equal to one year’s base salary, as well as the right to continue in Company health and welfare benefit plans for one year after termination and 90 days’ outplacement services at a level commensurate with his position. In the event of a change of control of the Company, as defined in the employment agreements, 25% of the Executives’ then-unvested stock options shall immediately vest. In addition, after a change of control of the Company, all remaining unvested stock of either Executive shall immediately vest if (a) such Executive’s aggregate compensation is substantially diminished, or (b) such Executive is required to relocate more than 100 miles from his then-current residence in order to continue to perform his duties. Each Executive also receives a $1 per month expense allowances and is reimbursed for additional business travel and entertainment expenses incurred in connection with their duties. Each employment agreement also contains certain confidentiality provisions and requires that the Company maintain standard directors and officers insurance in the same amount as the Company maintains for other directors and officers. On May 2, 2008, the Board granted Mr. Luis an additional option grant of 50,000 shares at an exercise price of $6.11 per share. Such option vests in 48 equal monthly installments, commencing on the date of grant and continuing on the first day of each month thereafter.

On April 1, 2008, the Company entered into an Employment Agreement with John R. Ferron, who was appointed as its Chief Operating Officer on that same date. Until June 2, 2008, Mr. Ferron was employed on a part-time basis as the Company’s Chief Operating Officer, and after June 2, 2008, Mr. Ferron was employed on a full-time basis as the Company’s Chief Operating Officer and as its Chief Financial Officer. Mr. Ferron will receive an annual base salary of $130 during the period of his part-time employment, and thereafter will receive an annual base salary of $260. Upon commencement of his employment, Mr. Ferron also received a cash bonus of $40. On April 2, 2008, Mr. Ferron was granted an option to purchase 275,000 shares of the Company’s common stock at an exercise price of $6.00 per share pursuant to the Company’s 2005 Equity Incentive Plan, as amended (the “Plan”). Such option vests in 48 equal monthly installments, commencing on the date of grant and continuing on the first day of each month thereafter. The Compensation Committee also may make additional option grants or restricted stock awards to Mr. Ferron in its discretion from time to time. Mr. Ferron’s Employment Agreement provides for his employment by the Company on an “at will” basis, and may be terminated by the Company at any time, subject to its obligation to provide severance benefits under certain circumstances as described below. If Mr. Ferron is terminated without cause or resigns for good reason (as each such term is defined in the Employment Agreement), he will be entitled to receive enhanced severance, in an amount equal to one year’s base salary, as well as the right to continue in Company health and welfare benefit plans for one year after termination and 90 days’ outplacement services at a level commensurate with his position. In the event of a change of control of the Company (as defined in the Employment Agreement), 25% of Mr. Ferron’s then-unvested stock options shall immediately vest. In addition, after a change of control of the Company, all remaining unvested stock of Mr. Ferron shall immediately vest if (a) Mr. Ferron’s aggregate compensation is substantially diminished, or (b) Mr. Ferron is required to perform the majority of his obligations under the Employment Agreement from an office located more than 100 miles from Los Gatos, California (where he currently resides and intends to establish a small Company office). Mr. Ferron will be reimbursed for up to $3 per month of direct, incurred expenses for one or more of the following: (a) corporate housing near the Company’s northern California offices, (b) office space in Los Gatos, California, and/or (c) use of a car service, with driver, for business purposes. Mr. Ferron also receives a $1 per month expense allowance and is reimbursed for additional business travel and entertainment expenses incurred in connection with his duties. The employment agreement also contains certain confidentiality provisions and requires that the Company maintain standard directors and officers insurance covering Mr. Ferron in the same amount as the Company maintains for other directors and officers.

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

In December 2007, the FASB issued SFAS No. 160 , Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 applies to fiscal years beginning on or after December 18, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 160 on its results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provided greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We believe that we have limited exposure to financial market risks, including changes in interest rates. At June 30, 2008, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in our net income of approximately $244,000 based on cash and cash equivalent balances at June 30, 2008.

On April 8, 2008, the Company entered into a interest rate cap agreement with Bank of America, N.A. The term of the agreement is three years with an initial notional amount of $35,000. The agreement calls for a cap rate of 4% and a floating option of USD-LIBOR-BBA. A hypothetical change in USD-LIBOR-BBA interest rates of 1.0% above the cap could result in a decrease in the fair market value of the derivative of $350.

We currently do not earn foreign-source income.

Item 4T.    Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2008, the Company issued options to purchase 218,000 shares of its common stock at prices ranging from $6.00 to $6.11 per share to a total of 2 executive officers and 7 other employees in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to the exemption therefrom afforded by Section 4(2) thereof. The terms of all such options provided that they could not be exercised until such time as the Company’s stockholders approved an amendment to the Plan permitting additional grants to be made under the Plan, and would have expired if such stockholder approval was not obtained by June 30, 2008. Such approval was obtained at the annual meeting of stockholders held on June 25, 2008.

Item 4.    Submission of Matters to a Vote of Security Holders.

On June 25, 2008, at 10:00 a.m. local time, the Company held its annual meeting of stockholders (“Annual Meeting”) at the Sheraton Sonoma County, 745 Baywood Drive, Petaluma, California.

Shares were voted as follows with respect to proposal 1(a), the election of six directors by the holders of our common stock and Series A Preferred Stock, voting together as a class:

Director	For	Withheld Authority

Aaron Dobrinsky	14,849,684	197,017
Steven Eskinazi	15,010,269	36,432
Christopher Gibbons	15,009, 978	36,722
Daniel R. Luis	15,009,913	26,788
William M. McDonagh	15,008,306	38,394
Edmond Routhier	15,021,765	24,936

Shares were voted as follows with respect to proposal 1(b), the election of two directors by the holders of our Series A Preferred Stock, voting separately as a class:

Director	For	Withheld Authority

Steven C. Chang	7,976,465	0
Behdad Eghbali	7,976,465	0

Shares were voted as follows with respect to proposal 2, approval of an amendment to our certificate of incorporation to change the earliest date on which our Series A Preferred Stock is subject to redemption at the option of the holder:

For: 13,953,690	Against: 11,077	Abstentions: 13,766	Broker Non-Votes: 1,068,160

Shares were voted as follows with respect to proposal 3, approval of an amendment to our certificate of incorporation and to our bylaws to allow action by stockholder consent in lieu of a meeting:

For: 14,971,275	Against: 30,856	Abstentions: 44,567	Broker Non-Votes: 0

Shares were voted as follows with respect to proposal 4, Approval of amendments to our 2005 Equity Compensation Plan to increase the number of authorized shares under such plan and the number of shares subject to award to any individual during any calendar year:

For: 13,790,694	Against: 181,248	Abstentions: 6,591	Broker Non-Votes: 1,068,160

Shares were voted as follows with respect to proposal 5, Ratification of the appointment of WithumSmith + Brown, P.C. as GoAmerica’s independent registered public accounting firm for the year ending December 31, 2008

For: 15,008,674	Against: 5,656	Abstentions: 32,370	Broker Non-Votes: 0

Item 6.     Exhibits.

3.1  Fourth Amended and Restated Certificate of Incorporation of GoAmerica, Inc., as filed with the Secretary of State of the State of Delaware on June 26, 2008 (Incorporated by reference to Exhibit 3.1 to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2008).

3.2  Amended and Restated By-laws of GoAmerica, Inc. (as amended and restated through June 25, 2008) (Incorporated by reference to Exhibit 3.2 to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2008).

10.1  Executive Employment Agreement, dated April 1, 2008, between GoAmerica and John Ferron (Incorporated by reference to Exhibit 10.1 to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2008).

10.2  First Amendment to First Lien Credit Agreement, dated as of May 2, 2008, by and among GoAmerica as borrower, the lenders party thereto, Churchill Financial LLC, as administrative agent and Ableco Financial LLC, as collateral agent (Incorporated by reference to Exhibit 10.1 to GoAmerica’s Current Report on Form 8-K filed with the SEC on May 7, 2008) .

10.3  First Amendment to Second Lien Credit Agreement, dated as of May 2, 2008, by and among GoAmerica, as borrower, the lenders party thereto and Clearlake Capital Group, L.P., as administrative agent (Incorporated by reference to Exhibit 10.2 to GoAmerica’s Current Report on Form 8-K filed with the SEC on May 7, 2008).

10.4  Amended and Restated 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to GoAmerica’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2008).

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

GOAMERICA, INC.

DATE: August 14, 2008	By:	/s/ Daniel R. Luis
Daniel R. Luis
Chief Executive Officer
(Principal Executive Officer)

DATE: August 14, 2008	By:	/s/ John Ferron
John Ferron
Chief Financial Officer
(Principal Financial Officer)