Form 10-Q
period 2008-09-30
GOAMERICA INC
filed 2008-11-14
CIK 1101268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer                              Accelerated Filer                              Non-accelerated filer                X

Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:	No: X

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, October 31, 2008:

Class	Number of Shares

Common Stock, $.01 par value	9,184,387

GOAMERICA, INC. AND SUBSIDIARIES

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOAMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,889	$2,368
Accounts receivable, net	15,005	1,960
Merchandise inventories, net	370	206
Other current assets	1,559	220

Total current assets	35,823	4,754

Restricted cash	542	200
Property, equipment and leasehold improvements, net	7,139	917
Goodwill	75,473	6,000
Identifiable intangible assets, net	58,162	--
Deferred acquisition costs	--	5,060
Deferred financing costs	716	1,162
Other assets	906	205

	$178,761	$18,298

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,888	$1,285
Accrued expenses	11,507	3,623
Deferred revenue	--	94
Loan payable	--	3,532
Current portion of long term debt	400	--
Other current liabilities	132	88

Total current liabilities	15,927	8,622

Long term debt less current portion, net of discount of $2,080 at September 30, 2008	67,220	--
Accrued preferred dividends	2,417	50
Other long term liabilities	363	74
Deferred tax liability	12,048	--
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, authorized: 11,671,180 shares in 2008 and 2007; Series A issued and outstanding: 7,736,944 and 290,135 in 2008 and 2007, respectively; $40,765 liquidation preference	77	3
Common stock, $.01 par value, authorized: 50,000,000 shares in 2008 and 200,000,000 in 2007; issued: 9,184,387 and 2,486,668 in 2008 and 2007, respectively	92	25
Additional paid-in capital	363,093	288,667
Accumulated deficit	(282,290)	(278,957)
Treasury stock, at cost, 24,063 shares in 2008 and 2007	(186)	(186)

Total stockholders' equity	80,786	9,552

	$178,761	$18,298

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Relay services	$30,644	$4,293	$88,348	$11,787
Interpreting	5,024	--	6,285	--
Other	67	543	814	1,661

	35,735	4,836	95,447	13,448
Costs and expenses:
Cost of relay services	15,972	2,999	47,607	8,074
Cost of interpreting	3,996	--	5,235	--
Cost of other	65	444	959	1,393
Sales and marketing	2,990	612	8,702	1,615
General and administrative	8,721	1,479	20,693	4,092
Research and development	1,068	59	2,479	316
Depreciation and amortization	284	94	714	257
Amortization of intangible assets	1,811	--	4,841	--

	34,907	5,687	91,230	15,747

Income (loss) from operations	828	(851)	4,217	(2,299)
Other income (expense):
Settlement losses	--	--	--	(162)
(Loss) gain on interest rate cap agreement	(130)	--	111	--
Interest income (expense), net	(1,819)	(10)	(5,092)	49

Total other income (expense), net	(1,949)	(10)	(4,981)	(113)

Income (loss) before income taxes	(1,121)	(861)	(764)	(2,412)
Income tax provision	202	--	202	--

Net loss	(1,323)	(861)	(966)	(2,412)
Preferred dividends	(840)	(20)	(2,367)	(20)

Net loss applicable to common stockholders	$(2,163)	$(881)	$(3,333)	$(2,432)

Loss per common share:
Basic	$(0.24)	$(0.39)	$(0.36)	$(1.10)

Diluted	$(0.24)	$(0.39)	$(0.36)	$(1.10)

Weighted average shares outstanding
Basic and Diluted	9,159,452	2,239,966	9,154,637	2,216,349

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock				Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Accumulated deficit	Number of shares	Amount	Total stock- holders’ equity
Balance at January 1, 2008	290,135	$3	2,486,668	$25	$288,667	$(278,957)	24,063	$(186)	$9,552
Issuance of preferred stock pursuant to Verizon acquisition, net of fees	6,479,691	64	--	--	32,475	--	--	--	32,539
Issuance of preferred stock pursuant to Hands On acquisition	967,118	10	--	--	4,990	--	--	--	5,000
Issuance of common stock pursuant to Hands On acquisition	--	--	6,696,466	67	34,554	--	--	--	34,621
Issuance of common stock pursuant to exercise of employee stock options	--	--	1,253	--	5	--	--	--	5
Amortization of deferred employee compensation	--	--	--	--	2,402	--	--	--	2,402
Accrued preferred stock dividend	--	--	--	--	--	(2,367)	--	--	(2,367)
Net loss	--	--	--	--	--	(966)	--	--	(966)

Balance at September 30, 2008	7,736,944	$77	9,184,387	$92	$363,093	$(282,290)	24,063	$(186)	$80,786

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income (loss)	$(966)	$(2,412)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization of fixed assets	714	257
Amortization of intangible assets	4,841	--
Amortization of debt discount	344	--
Gain on interest rate cap agreement	(111)	--
Settlement losses	--	162
Provision for losses on accounts receivable	118	132
Non cash employee compensation	2,402	569
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,477)	(106)
Decrease in other receivables	--	28
(Increase) decrease in merchandise inventories	(164)	45
Increase in other current assets	(477)	23
Decrease in accounts payable	(4,019)	408
Increase in accrued expenses and other liabilities	8,475	696
(Decrease) increase in deferred revenue	(94)	(2)

Net cash provided (used) by operating activities	7,586	(200)
Investing activities
Change in other assets and restricted cash	(476)	400
Acquisition of business, net of acquired cash	(1,888)	--
Deferred acquisition costs	(3,731)	(1,544)
Purchase of property, equipment and leasehold improvements	(3,013)	(365)

Net cash used by investing activities	(9,108)	(1,509)
Financing activities
Proceeds from sale of preferred stock	1,700	427
Proceeds from the issuance of debt, net	16,745	563
Proceeds from exercise of stock options	5	--
Payments made on long term debt	(300)	--
Payments made on capital lease obligations	(107)	(69)

Net cash provided (used) by financing activities	18,043	921

Net change in cash and cash equivalents	16,521	(788)
Cash and cash equivalents at beginning of period	2,368	3,870

Cash and cash equivalents at end of period	$18,889	$3,082

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$5,140	$20
Cash tax payments	$433	$--

Supplemental Disclosure of Non-Cash Investing Activities:
Acquisition of equipment through capital leases	$103	$--
Cash portion of Verizon purchase price withheld from financing	$44,000	$--
Cash portion of Hands On purchase price withheld from financing	$32,282	$--
Payoff of outstanding Hands On debt withheld from proceeds	$6,017	$--
Deferred financing costs withheld from proceeds	$1,605	$1,162
Deferred acquisition costs withheld from proceeds	$3,016	$2,023
Repayment of credit agreement from proceeds from the issuance of debt	$3,581	$--
Agent expenses withheld from proceeds from the sale of preferred stock	$196	$--
Cost of issuance of preferred stock withheld from proceeds	$960	$40
Cost of issuance of debt withheld from proceeds from the sale of preferred stock	$--	$35
Accrued preferred stock dividend	$2,367	$20
Interest paid in kind	$--	$4

The accompanying notes are an integral part of these financial statements.

GOAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data, unless otherwise noted)

Note 1 – Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of GoAmerica, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2008. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of September 30, 2008 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2008 and 2007. Results for the interim periods are not necessarily indicative of results that may be expected for the entire year or for any other interim period. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed March 28, 2008 and as amended on April 29, 2008, for the year ended December 31, 2007.

The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, as of September 30, 2008, the Company had 77% of its accounts receivable with the National Exchange Carriers Association (“NECA”). The Company generated 86% and 93% of its total revenue with NECA for the three and nine months ended September 30, 2008, respectively, compared with 89% and 88%, for the three and nine months ended September 30, 2007, respectively.

The Company has incurred significant operating losses since its inception and, as of September 30, 2008, has an accumulated deficit of $282,290. During the nine months ended September 30, 2008, the Company recorded a net loss of $966 and provided $7,586 of cash from operating activities. As of September 30, 2008, the Company had $18,889 in cash and cash equivalents.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. (“SFAS 160”) amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which was previously referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 160 on its results of operations and financial condition.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

Note 3 – Series A Preferred Stock:

On August 1, 2007, the Company filed a Certificate of Designations, Powers, Preferences and Rights of the Series A Preferred Stock ("Series A Preferred Stock") with the Secretary of State of the State of Delaware. Such certificate authorized and designated 290,135 shares of Series A Preferred Stock with a par value of $0.01 per share. The Series A Preferred Stock, plus all accrued and unpaid dividends, has a liquidation value of $5.17 per share and is convertible into shares of Common Stock, at any time after the date of issue, at a conversion price of $5.17, subject to adjustment for stock splits, stock dividends and issuances of additional shares of the Company’s common stock for no consideration or for consideration that is less than the conversion price that is then in effect. The Series A Preferred Stock may be redeemed at the option of the holder or by the Company under certain circumstances.

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

On August 1, 2007, the Company sold 290,135 shares of Series A Preferred Stock to an affiliate ,Clearlake Capital Group LP (“Clearlake”), at a purchase price of $5.17 per share resulting in net proceeds of approximately $1,460. On August 1, 2007, the Company also entered into an agreement with Clearlake, which was later amended on September 12, 2007, allowing for the purchase by Clearlake of 7,446,809 additional shares of Series A Preferred Stock, which was effected by Clearlake on January 10, 2008, as allowed under the amended and restated certificate of incorporation as discussed in note 14, in connection with the acquisitions more fully described in note 11. As of September 30, 2008, the Company had accrued approximately $2,417 of preferred dividends.

Note 4 – Credit Agreement:

On August 1, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”), with Clearlake as administrative agent and collateral agent, pursuant to which the Company received a $1,000 bridge loan, which was increased by $1,750 on September 14, 2007 and by an additional $750 on October 29, 2007. Interest on the loan was payable on the first business day following the end of each month, at the LIBOR rate, plus 8%. The LIBOR rate utilized for interest calculations through January 10, 2008 was 5.125%. Interest was payable in cash, except that a portion of the interest equal to 4% is payable in kind in the form of additional loans. The loan was secured by substantially all of the assets of GoAmerica and its principal subsidiaries and the stock of such principal subsidiaries. The credit agreements contained customary operating and financial covenants, including restrictions on the Company’s ability to pay dividends to its common stockholders, make investments, undertake affiliate transactions, and incur additional indebtedness, in addition to financial compliance requirements. On January 10, 2008, the loan was repaid in full, in the amount of $3,581, upon the closing of the Company’s acquisition of the assets of Verizon TRS Division transaction described in note 11. Included in the amount paid was $50 of accrued interest expense incurred during January 2008.

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

The First Lien Credit Agreement contains affirmative and restrictive covenants that require the Company to take or refrain from taking certain actions, including, among other things, the obligation to provide certain financial and other information and limitations on its ability to incur debt, make investments, pay dividends, change the nature of its business, engage in affiliate transactions, or sell assets. In addition, the Company must comply with financial covenants for maximum consolidated leverage, maximum amounts of capital expenditures, minimum amount of net revenue, having reserves on its books relating to the earnout provisions under the Asset Purchase Agreement, dated August 1, 2007, by and between Verizon and GoAmerica Relay Services Corp., as amended, and certain amounts of revolver availability or cash and cash equivalents subject to control agreements in favor of the Collateral Agent. As of September 30, 2008 the Company was compliant with the above required covenants.

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

The following table summarizes outstanding long term debt as of September 30, 2008.

As of September 30, 2008
First lien debt	$39,700
Second lien debt	30,000

Total debt	69,700

Debt discount	(2,080)

Total debt (net of debt discount)	67,620
Less: current maturities	400

Total long term debt	$67,220

Aggregate maturities of long term debt of the Company due within the next five years are as follows:

2009	$400
2010	400
2011	400
2012	400
2013 and thereafter	68,100

Total long term debt	$69,700

During the three and nine months ended September 30, 2008, the Company recognized $91 and $262, respectively of interest expense from amortization of the debt discount.

On April 8, 2008, the Company entered into an interest rate cap agreement with Bank of America, N.A. The term of the agreement is three years with an initial notional amount of $35,000 and a premium amount of $265. The agreement calls for a cap rate of 4% and a floating option of USD-LIBOR-BBA. During the three months ended September 30, 2008, the Company recognized a loss on the agreement of $130. As of September 30, 2008, $376 is recorded in other assets related to this transaction.

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

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss applicable to common stockholders for the nine months ended September 30, 2008 and 2007, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, 9,526,389 and 682,645, respectively, of common stock equivalent shares were excluded from the computation of diluted net loss per share as follows:

Common stock equivalent shares:	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Options	2,379,591	83,191	1,705,125	83,191
Warrants	84,320	84,320	84,320	84,320
Preferred stock	7,736,944	290,135	7,736,944	290,135
Non-vested restricted stock	--	224,999	--	224,999

Total	10,200,855	682,645	9,526,389	682,645

Note 7 – Goodwill and Other Intangible Assets:

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company believes there are no such impairment indicators at September 30, 2008. The following table summarizes activity in goodwill during the nine months ended September 30, 2008.

Goodwill
Beginning balance January 1, 2008	$6,000
Additions from Verizon acquisition (see note 11)	14,092
Additions from Hands On acquisition (see note 11)	53,549
Additions from July 2008 Acquisitions (see note 11)	1,832

Ending balance September 30, 2008	$75,473

The following table summarizes activity in other intangible assets during the nine months ended September 30, 2008.

	Trademarks	Customer lists	Technology	Contracts	Total
Beginning balance January 1, 2008	$--	$--	$--	$--	$--
Additions from Verizon acquisition (see note 11)	19,500	11,800	--	700	32,000
Additions from Hands On acquisition (see note 11)	18,300	10,300	1,016	--	29,616
Additions from July 2008 acquisitions (see note 11)	--	707	277	403	1,387

Total identifiable intangible assets	37,800	22,807	1,293	1,103	63,003
Accumulated amortization (see note 11)	n/a	(4,344)	(193)	(304)	(4,841)

Ending balance September 30, 2008	$37,800	$18,463	$1,100	$799	$58,162

The above intangible assets are being amortized over their estimated life as follows:

Trademarks	Indefinite
Customers Lists	3 years -5.5 years
Technology	1.5 years -5 years
Contracts	2 years

During the three and nine months ended September 30, 2008, the Company recognized $1,811 and $4,841, respectively, of amortization expense. Amortization expense is expected to be approximately $6,936, $6,748, $3,447, $2,216 and $1,075 for the twelve month periods ended September 30, 2009, 2010, 2011, 2012 and 2013, respectively.

Note 8 – Stock-based Compensation:

The Company has a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and non-vested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. As of September 30, 2008, the Company had 2,961,532 shares of common stock reserved for future issuance under all of the Company’s stock based compensation arrangements.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring the recognition of expense related to the fair value of stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, the Company did not restate our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2008 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

The Company also follows the guidance in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

During the nine months ended September 30, 2008, the Company issued new stock options totaling 2,395,000 to certain employees and consultants at an exercise price ranging from $6.00 to $6.93 per share. The fair value of these options was calculated under the Black-Scholes option pricing model with the following assumptions:

Risk free rate	3.34%-3.78%
Volatility	12.19%-48.03%
Expected life	10 years
Dividend yield	0.00%

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As a result of the option grant referred to above, the Company will recognize a total of $8,106 compensation expense over a service period of one to four years. As of September 30, 2008, the Company had recognized $1,825 of this expense.

On January 10, 2008 , the Company acquired Hands on Video Relay Services, Inc. (“Hands On”) as fully described in note 11. In accordance with the merger agreement 220,498 Hands On stock options were exchanged for 276,246 stock options of the Company. The fair value of the Company’s options exceeded the fair value of the Hands On options by approximately $32 at January 10, 2008 under the Black-Scholes option pricing model with the following assumptions:

Risk free rate	3.91%
Volatility	48.03%
Expected life	9.08-9.75 years
Dividend yield	0.00%

This excess value will be recognized as stock based compensation over the remaining vesting life of the underlying options. In addition, the Company will also recognize approximately $577 of unamortized stock based compensation which had not been recognized as of the assumption date. As of September 30, 2008, the Company has recognized approximately $108 of these amounts as stock based compensation.

Stock option activity with respect to all options for the nine months ended September 30, 2008, is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2008	80,829	$73.57
Granted	2,395,000	6.52
Assumed	276,246	2.65
Exercised	1,253	4.19
Cancelled	253,290	10.95

Outstanding at September 30, 2008	2,497,532	$7.82

Exercisable at September 30, 2008	346,303	$18.85

The following table summarizes information about fixed price stock options outstanding at September 30, 2008:

	Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.24-$6.93	2,449,966	$6.06	9.4 years
$16.00-$26.40	25,950	$19.08	5.4 years
$43.20-$44.80	4,500	$43.91	2.9 years
$84.00-$84.80	4,271	$84.50	2.3 years
$104.80-$151.20	6,222	$149.55	4.3 years
$162.48-$167.20	2,373	$166.59	2.0 years
$401.60-$600.00	3,750	$442.52	2.4 years
$1200.00-$1280.00	500	$1280.00	2.8 years

	2,497,532			$738

	Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$0.24-$6.93	298,737	$6.19
$16.00-$26.40	25,950	$19.08
$43.20-$44.80	4,500	$43.91
$84.00-$84.80	4,271	$84.50
$104.80-$151.20	6,222	$149.55
$162.48-$167.20	2,373	$166.59
$401.60-$600.00	3,750	$442.52
$1200.00-$1280.00	500	$1280.00

	346,303		$33

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of our third quarter of 2008, which was $5.30, and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on September 30, 2008. This amount changes based on the fair market value of the Company’s stock.

During January 2008, the Company vested 124,998 shares of restricted stock which represented all remaining restricted shares held by executive management and directors that were unvested at December 31, 2007. The Company recognized $469 and $569 of expense related to the amortization of these restricted stock awards during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was no unrecognized compensation costs related to non-vested stock.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non vested stock at December 31, 2007	124,998	$4.64
Granted	--	--

Vested	124,998	4.64
Forfeited	--	--

Non vested stock at September 30, 2008	--	$--

The following table sets forth the total stock-based compensation expense resulting from stock options and vested restricted stock awards included in the Company’s condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
General and administrative	$646	$186	$2,402	$569

Stock-based compensation expense before income taxes	646	186	2,402	569
Income tax benefit	--	--	--	--

Total stock-based compensation expense after income taxes	$646	$186	$2,402	$569

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

The Company entered into several new employment arrangements with certain officers and significant employees. The employment letters provide for initial annual base salaries ranging from $185 to $275. Each employee received an option grant ranging from 70,000 to 400,000 shares. The Compensation Committee may award additional bonus payments, option grants or restricted stock awards in its discretion. In the event of termination without cause or resignation for good reason (as each such term is defined in the agreements), certain severed individual shall be entitled to receive enhanced severance, in an amount equal to one year’s base salary, as well as the right to continue in Company health and welfare benefit plans for one year after termination and 90 days’ outplacement services at a level commensurate with their position. In the event of a change of control of the Company, as defined in certain executive employment agreements, 25% of the Executives’ then-unvested stock options shall immediately vest. In addition, after a change of control of the Company, all remaining unvested stock of an Executive shall immediately vest if (a) such Executive’s aggregate compensation is substantially diminished, or (b) such Executive is required to relocate more than 100 miles from their then-current residence in order to continue to perform his duties. Each agreement also provides for a $1 per month expense allowances and reimbursement for additional business travel and entertainment expenses incurred in connection with their duties.

In conjunction with the Company’s acquisition of Hands On, the Company assumed operating leases with future minimum lease payments totaling approximately $6,775. These leases have various expiration dates from 2009 to 2013.

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

The MSA also obligated that Stellar Nordia tol undertake capital expenditures and hiring in preparation for the TRS acquisition, such that Stellar Nordia would be in a position to service existing TRS Division traffic upon consummation of the closing. The MSA obligates the Company to pay certain fees to Stellar Nordia if the Company elects to terminate the MSA early.

The MSA replaced the Company’s existing agreement with Stellar Nordia upon the closing of the acquisition of Verizon’s TRS Division. Under the new agreement, provided that one or more of the state contracts are in effect, the Company has agreed to provide Stellar Nordia with rolling forecasts of its IP relay traffic demand forecasts, and has agreed to certain minimum call traffic commitments with financial penalties for failure to achieve either the traffic forecasts or the call traffic commitments as to such state contracts. The Company has agreed to pay Stellar Nordia monthly and Stellar Nordia has agreed to bill the Company in U.S. dollars. The Company agreed to reimburse Stellar Nordia for costs incurred in connection with their assuming the workforce, facilities and operational responsibilities for the two primary call centers associated with Verizon’s TRS Division business in an amount not to exceed $5.5 million, paid in sixteen quarterly payments. Since the conditions of this agreement were a requirement of Verizon as a condition of sale, the Company considers these payments to be contingent consideration of the Verizon TRS division consideration in accordance with SFAS No. 141, “Business Combinations.” As of September 30, 2008 the Company has included approximately $1,031 in the purchase price and will continue to include additional amounts as they are incurred or become measurable.

On August 12, 2008, the Company entered into a sublease with Fireman’s Fund for approximately 15,000 square feet in Novato California, for a period of seven years. The Company is obligated for aggregate lease payments of $3,337 over the seven year term of the agreement.

On July 11, 2008 the Company hired Mr. Ahmet Corapcioglu as the Company’s new Chief Information Officer, effective July 14, 2008; the terms of Mr. Corapcioglu’s employment offer include annual salary of $250,000, eligibility to participate in the management bonus plan, an option to purchase 150,000 shares of the Company’s Common Stock, and six months severance for termination without cause. On September 26, 2008, Mr. Corapcioglu’s employment with the Company terminated. Pursuant to a separation and releases agreement, Mr. Corapcioglu will receive severance in the amount of $90 and Company paid health insurance benefits through March 31, 2009. In addition, Mr. Corapcioglu will provide limited transition services until January 31, 2009 as an independent contractor.

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

On March 1, 2006, the Company announced its receipt of a letter from Hands On in which Hands On purportedly terminated the merger agreement among the parties. Subsequent discussions between the parties did not provide a basis to pursue the merger. Hands On stockholders had approved the proposed merger with the Company at special meeting of the Hands On stockholder meetings held on February 22, 2006. A Special Meeting of GoAmerica Stockholders relating to the Company's proposed merger with Hands On was scheduled for March 13, 2006, adjourned from February 27, 2006 in order to allow a quorum to be achieved at the Special Meeting. As of March 6, 2006, the Company had achieved a quorum and received votes overwhelmingly in favor of the Hands On merger. On March 7, 2006, the Company announced its cancellation of its Special Meeting of Stockholders and its determination not to pursue its proposed merger with Hands On. As a result of the merger agreement termination, Hands On became obligated to repay its obligations under the loan agreement began July 1, 2006. After the Company received all such payments due through September 30, 2006, Hands On ceased making payments due leaving an outstanding receivable of $562 at December 31, 2006.

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

Note 11 – Acquisitions:

Acquisition of the assets of Verizon TRS Division:

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

The purchase price has been determined as follows:

Cash consideration	$46,000
Transaction costs	6,092

Total purchase consideration and transaction costs	52,092
Acquired working capital	(6,000)

Total purchase price	$46,092

Under the purchase method of accounting, the total purchase price is allocated to net tangible assets acquired based on their estimated fair values as of the date of the completion of the acquisition. Based upon preliminary valuation reports, the Company recorded identified intangible assets. The fair value assigned to the identified intangible assets and goodwill are as follows:

Trademarks	$19,500
Customer lists	11,800
Contracts	700
Goodwill	14,092

Fair value of assets acquired	$46,092

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

On January 10, 2008, in an effort to increase its volume and improve its results of operations, the Company acquired Hands On for $35 million in cash and 6,696,466 shares of its common stock. The cash portion of the consideration was funded by the sale of 967,118 shares of Series A Preferred Stock, at a price of $5.17 per share, to a fund managed by Clearlake and the issuance of $30 million in second lien new debt (see note 5).

In accordance with the merger agreement 220,498 Hands On stock options were exchanged for 276,246 stock options of the Company (see note 8).

The purchase price has been determined as follows:

Cash consideration	$32,282
Common shares issued	34,621
Transaction costs	6,582

Total purchase price	$73,485

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

Cash	$2,635
Other current assets	7,356
Property, plant and equipment	3,519
Long term assets	187
Current liabilities	(8,845)
Deferred tax liability	(11,847)
Long term liabilities	(2,685)
Trademarks	18,300
Customer lists	10,300
Technology	1,016
Goodwill	53,549

Fair value of net assets acquired	$73,485

In conjunction with the closing of the Hands On acquisition, the Company assumed certain outstanding operating and capital lease agreements in force on the date of closing. (see note 9)

July 2008 acquisitions:

On July 1, 2008, in an effort to increase its volume and improve its results of operations, the Company acquired Sign Language Associates, Inc., a District of Columbia corporation, (SLA) and Visual Language Interpreting, Inc., a Virginia corporation (VLI). In accordance with the merger agreements, the Company issued options to purchase 90,000 shares of the Company’s Common Stock to certain employees of VLI and SLA as part of their employment compensation for their future services to be rendered for the Company. The Company used cash to satisfy all other merger consideration.

The purchase price of these acquisitions, on an aggregated basis, has been determined as follows:

Cash consideration	$5,007
Transaction costs	1,166

Total aggregated purchase price	$6,173

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

Cash	$645
Other current assets	3,192
Property, plant and equipment	301
Long term assets	270
Current liabilities	(1,182)
Deferred tax liability	(201)
Long term liabilities	(71)
Contracts	403
Customer lists	707
Technology	277
Goodwill	1,832

Fair value of net assets acquired	$6,173

The following unaudited pro forma summary presents the combined results of operations as if the Verizon, Hands On, SLA and VLI acquisitions described above had occurred as of January 1, 2007, and does not purport to be indicative of the results that would have occurred had the transactions been completed as of that date or of results that may occur in the future.

	Three Months ended September 30, 2007	Nine months ended September 30, 2007

Net revenues	$33,221	$96,093
Net loss applicable to common stockholders	(3,189)	(5,390)
Net loss per share-basic	(0.35)	(0.59)
Net loss per share-diluted	(0.35)	(0.59)

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

Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. The evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2008.

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

Note 13 – Related Party Transactions:

The Company entered into certain additional financing and equity agreements with Clearlake, holder of Series A preferred stock, as a result of the transactions described in notes 5 and 11. On January 10, 2008, all outstanding amounts under the Credit Agreement with Clearlake (more fully described in note 4) were repaid in full. The Company paid Clearlake approximately $2,716 of interest during the nine months ended September 30, 2008. In addition, the Company has recorded amounts payable to Clearlake in the amount of $326 related to consulting arrangements costs incurred. Clearlake reserves the right to purchase additional shares of the Company’s common stock on the open market.

Note 14 – Stockholders’ Equity:

During the nine months ended September 30, 2008, the Company entered into the following stock related transactions:

—	Sold shares of Series A Preferred Stock (see note 11).

—	Issued shares of Common Stock in conjunction with the acquisition of Hands On (see note 11).

—	Assumed outstanding stock options of Hands On in conjunction with the acquisition of Hands On (see note 8).

—	Granted stock options to employees and consultants (see note 8).

—	Accelerated the vesting of restricted stock grants (see note 8).

—	1,253 shares were issued upon the exercise of stock options for cash proceeds of $5.

—	In January 2008, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware. The amendment included such provisions as:

¡	increased the number of authorized shares of the Company’s preferred stock and Series A Preferred Stock to 11,671,180,

¡	decreased the number of authorized shares of the Company’s common stock to 50,000,000,

¡	provided for automatic conversion of the Series A Preferred Stock to common stock if the sale of GoAmerica common stock yields $50 million or more in gross proceeds in an underwritten public offering and the average closing price of the common stock is $15.00 or more per share over a 90-day period, and

¡	provided for a reduction in the rate of dividends payable on the Series A Preferred Stock from 8% per year to 3% per year if the average closing price of the common stock is $20.00 or more per share over a 90-day period at any time one year or more after completion of the Hands On merger.

—

Received approval from shareholders at its annual stockholder meeting held on June 25, 2008 to increase the number of options available under approved amendments to the Company’s 2005 Equity Incentive Plan (“the 2005 Plan”) from 2,000,000 to 3,000,000 shares, and to increase the maximum number of shares subject to award to any individual during any calendar year.

—	Filed a registration statement on Form S-8 registering the increased number of the Compnay’s stock available under the 2005 Plan.

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

—	And allow our stockholders to take action by written consent in lieu of a meeting.

Note 15 – Subsequent Events:

On October 30, 2008, the Company entered into an amendment to the interest rate cap agreement with Bank of America, N.A.. The amendment calls for a cap rate of 5.5% and a floating option of USD-LIBOR-BBA. In consideration for amending the agreement the Company received $76.

Note 16 – Restructuring Charges Related to Consolidation of Operations:

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

In an effort to increase its volume and improve operational results the Company made a series of strategic acquisitions in fiscal year 2008. In conjunction with these acquisitions, Management has restructured the entity to enhance operational efficiency. The Company accrued for restructuring costs in relation to an employee workforce reduction.

During the third quarter and the 9 month period ending September 30, 2008, the restructuring actions included charges of approximately $702 related to workforce reductions.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should consider the factors discussed in Part 1, Item 1A “Risk Factors” of our Form 10-K for year ended December 31, 2007. The risks described in our Form 10-K are not the only risks we face; additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

GoAmerica® is a communications service provider, offering solutions primarily for consumers who are deaf, hard of hearing and/or speech impaired, including Internet relay services, interpreting services, wireless subscription and value added services, and wireless devices and accessories. On January 10, 2008, the Company acquired (1) certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions, and (2) Hands On Video Relay Services, Inc. (“Hands On”), a California-based provider of video relay and interpreting services. On July 1, 2008, the Company acquired Sign Language Associates, Inc., a District of Columbia corporation, (“SLA”) and Visual Language Interpreting, Inc., a Virginia corporation (“VLI”). During the third quarter of fiscal year 2008, the Company began consolidation efforts in conjunction with these acquisitions including integrating sales & marketing, research & development and general and administrative functions. As a result of these integration efforts the Company has incurred $702 of restructuring cost. Our i711.com™ telecommunications relay service was launched in March 2005 and enables people who are deaf or hard of hearing to call and “converse” with hearing parties by using a computer, wireless handheld device or similar unit, through an operator that interprets text to voice and vice versa. In addition, during December 2006, we began offering our i711 Video Relay Service (“VRS”), the newest member of the i711.com™ family of relay services. i711 VRS enables people who are deaf to use sign language to communicate with hearing people using a Windows computer, a web camera, and a broadband Internet connection. We sell wireless devices and services directly to customers and indirectly through sub-dealers. We have dealer agreements through which we sell devices and earn a commission, also called a bounty, upon activation of the device with an associated service rate plan.

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

Results of Operations

The following table sets forth, for the three and nine months ended September 30, 2008 and 2007, the percentage relationship to net revenues of certain items included in the Company’s unaudited consolidated statements of operations.

	Three Months Ended September 30,				Nine Months Ended September 30,

(In thousands)	2008		2007		2008		2007

	$	%	$	%	$	%	$	%
Revenues:
Relay services	$30,644	85.8	$4,293	88.8	$88,348	92.6	$11,787	87.6
Interpreting	5,024	14.1	--	--	6,285	6.6	--	--
Other	67	0.1	543	11.2	814	0.8	1,661	12.4

	35,735	100.0	4,836	100.0	95,447	100.0	13,448	100.0
Costs and expenses:
Cost of relay services	15,972	44.7	2,999	62.0	47,607	49.9	8,074	60.0
Cost of interpreting services	3,996	11.2	--	--	5,235	5.5	--	--
Cost of other	65	0.1	444	9.2	959	1.0	1,393	10.4
Sales and marketing	2,990	8.4	612	12.7	8,702	9.1	1,615	12.0
General and administrative	8,721	24.4	1,479	30.6	20,693	21.7	4,092	30.4
Research and development	1,068	3.0	59	1.2	2,479	2.6	316	2.3
Depreciation and amortization	284	0.8	94	1.9	714	0.7	257	1.9
Amortization of intangible assets	1,811	5.1	--	--	4,841	5.1	--	--

	34,907	97.7	5,687	117.6	91,230	95.6	15,747	117.1

Income/(loss) from operations	828	2.3	(851)	(17.6)	4,217	4.4	(2,299)	(17.1)

Other income (expense):

Settlement losses	--	--	--	--	--	--	(162)	(1.2)
Gain on interest rate cap agreement	(130)	(0.4)	--	--	111	0.1	--	--
Interest income (expense), net	(1,819)	(5.1)	(10)	(0.2)	(5,092)	(5.3)	49	0.4

Total other income (expense), net	(1,949)	(5.5)	(10)	(0.2)	(4,981)	(5.2)	(113)	(0.8)

Net income (loss) before income taxes	(1,121)	(3.1)	(861)	(17.8)	(764)	(0.8)	(2,412)	(17.9)

Income tax provision	202	(0.6)	--	--	202	(0.2)	--	--

Net income (loss)	(1,323)	(3.7)	(861)	(17.8)	(966)	(1.0)	(2,412)	(17.9)

Preferred dividends	(840)	(2.4)	(20)	(0.4)	(2,367)	(2.5)	(20)	(0.1)

Net loss (loss) applicable to common stockholders	$(2,163)	(6.1)	$(881)	(18.2)	$(3,333)	(3.5)	$(2,432)	(18.0)

The following table sets forth the period-over-period percentage increases or decreases of certain items included in the Company’s unaudited consolidated statements of operations.

	Three Months Ended September 30,				Nine Months Ended September 30,

(In thousands)	Change				Change

	2008	2007	$	%	2008	2007	$	%
Revenues:
Relay services	$30,644	$4,293	$26,351	613.8	$88,348	$11,787	$76,561	649.5
Interpreting	5,024	--	5,024	--	6,285	--	6,285	--
Other	67	543	(476)	(99.6)	814	1,661	(847)	(98.7)

	35,735	4,836	30,899	638.9	95,447	13,448	81,999	609.7
Costs and expenses:
Cost of relay services	15,972	2,999	12,973	432.6	47,607	8,074	39,533	489.6
Cost of interpreting services	3,996	--	3,996	--	5,235	--	5,235	--
Cost of other	65	444	(379)	(95.5)	959	1,393	(434)	(31.2)
Sales and marketing	2,990	612	2,378	388.6	8,702	1,615	7,087	438.8)
General and administrative	8,721	1,479	7,242	489.7	20,693	4,092	16,601	405.7
Research and development	1,068	59	1,009	1710.2	2,479	316	2,163	684.5
Depreciation and amortization	284	94	190	202.1	714	257	457	177.8
Amortization of intangible assets	1,811	--	1,811	--	4,841	--	4,841	--

	34,907	5,687	29,220	513.8	91,230	15,747	75,463	479.3

Income (loss) from operations	828	(851)	1,679	197.3	4,217	(2,299)	6,516	(283.4)

Other income (expense):

Settlement losses	--	--	--	--	--	(162)	162	--
Gain on interest rate cap agreement	(130)	--	(130)	--	111	--	111	--
Interest income (expense), net	(1,819)	(10)	(1,809)	(18090.0)	(5,092)	49	(5,141)	(10491.8)

Total other income (expense), net	(1,949)	(10)	(1,939)	(19390.0)	(4,981)	(113)	(4,868)	(4308.0)

Net income (loss) before income taxes	(1,121)	(861)	(260)	(30.2)	(764)	(2,412)	(1,648)	(68.3)

Provision for income taxes	202	--	(202)	--	(202)	--	(202)	--

Net income (loss)	(1,323)	(861)	(462)	(53.7)	(966)	(2,412)	1,446	60.0

Preferred dividends	(840)	(20)	(820)	(4100.0)	(2,367)	(20)	(2,347)	(11735.0)

Net income (loss) applicable to common stockholders	$(2,163)	$(881)	$(1,282)	(145.5)	$(3,333)	$(2,432)	$(901)	(37.0)

Three months ended September 30, 2008 Compared to Three months ended September 30, 2007

Relay services revenue. Relay services revenue increased 614%, to $30,644 for the three months ended September 30, 2008 from $4,293 for the three months ended September 30, 2007. This increase was primarily due to (i) the January 10, 2008 acquisition of certain assets of the Verizon TRS Division and of Hands On Video Relay Services, Inc. (“Hands On”), a California-based provider of video relay and interpreting services and (ii) the growth in relay service volumes and continuing operational improvements. Our video relay service revenue increased to $17,052 for the three months ended September 30, 2008 from $403 for the three months ended September 30, 2007. Video relay service revenue represented approximately 56% of total relay service revenue for the three months ended September 30, 2008 as compared to 9% percent of relay service revenue for the three months ended September 30, 2007. Telecommunications relay service revenue increased to $13,592 for the three months ended September 30, 2008 from $3,094 for the three months ended September 30, 2007. Telecommunications relay service revenue represented approximately 44% of total relay service revenue for the three months ended September 30, 2008 as compared to 91% percent of total relay service revenue for the three months ended September 30, 2007. We expect relay services revenue to increase as we expand our user base for both our video and telecommunication relay services.

Interpreting services revenue. Interpreting services revenue was $5,024 for the three months ended September 30, 2008. This consisted of certified sign language interpreters providing interpreting services in situations where relay services may not be available or ideal. This increase was due to our July 1, 2008 acquisitions of SLA and VLI and our January 10, 2008 acquisition of Hands On. There was no such corresponding revenue in 2007. We expect interpreting services revenue to increase as we expand our customer base for these services.

Included in other revenue are the four components listed immediately below:

Commission revenue. Commission revenue decreased to $24 for the three months ended September 30, 2008 from $190 for the three months ended September 30, 2007. This decrease primarily was due to decreased acquisition of subscribers on behalf of wireless network providers through our indirect distribution channel. We expect commission revenue to continue to decrease as we do not intend to concentrate marketing efforts on activities to acquire subscribers on behalf of various wireless network providers.

Subscriber revenue. Subscriber revenue decreased to $41 for the three months ended September 30, 2008 from $267 for the three months ended September 30, 2007. This decrease was primarily due to decreases in our full service offering subscriber base. We expect subscriber revenues to decline further as we do not intend to concentrate marketing efforts on these services.

Equipment revenue. We recognized no equipment revenue for the three months ended September 30, 2008 compared to $83 for the three months ended September 30, 2007. We do not expect to recognize equipment revenue in the near future as we do not intend to concentrate marketing efforts on activities to acquire subscribers on behalf of various wireless network providers.

Other revenue. Other revenue decreased to $2 for the three months ended September 30, 2008 from $3 for the three months ended September 30, 2007.

Cost of relay services revenue. Cost of relay services revenue increased 433%, to $15,972 for the three months ended September 30, 2008 from $2,999 for the three months ended September 30, 2007. This increase was primarily due to our January 10, 2008 acquisition of certain assets of Verizon’s TRS Division and of Hands On. Our cost of video relay service revenue increased to $9,780 for the three months ended September 30, 2008 from $403 for the three months ended September 30, 2007 and our cost of telecommunications relay service revenue increased to $6,192 million for the three months ended September 30, 2008 from $2,596 for the three months ended September 30, 2007. We expect cost of relay services revenue to increase as we expand our user base for both our video and telecommunication relay services.

Cost of interpreting services revenue. Cost of interpreting services revenue was $3,996 for the three months ended September 30, 2008. This increase was due to our July 1, 2008 acquisitions of SLA and VLI and our January 10, 2008 acquisition of Hands On. There was no such corresponding cost in 2007. We expect cost of interpreting services revenue to increase as we expand our customer base for these services.

Included in cost of other revenue are the three components listed immediately below:

Cost of subscriber revenue. Cost of subscriber airtime decreased to $14 for the three months ended September 30, 2008 from $244 for the three months ended September 30, 2007. This decrease was primarily due to decreases in our full service offering subscriber base. We expect cost of subscriber revenues to decline further as we do not intend to concentrate marketing efforts on these services.

Cost of network operations. Cost of network operations decreased to $20 for the three months ended September 30, 2008 as compared to $29 for the three months ended September 30, 2007. We expect our cost of network operations to decline as a percentage of sales.

Cost of equipment revenue. Cost of equipment revenue decreased to $31 for the three months ended September 30, 2008 from $171 for the three months ended September 30, 2007. This decrease was primarily due to lower sales of mobile devices. We expect cost of equipment revenue to decrease further as we do not intend to concentrate marketing efforts on activities to acquire subscribers on behalf of various wireless network providers.

Sales and marketing. Sales and marketing expenses increased to $2,990 for the three months ended September 30, 2008 from $612 for the three months ended September 30, 2007. This increase primarily was due to our January 10, 2008 acquisitions described above and $57 of related restructuring costs We expect sales and marketing expenses to increase as a percentage of sales as we continue to introduce new products and services to the consumer marketplace.

General and administrative. General and administrative expenses increased to $8,721 for the three months ended September 30, 2008 from $1,479 for the three months ended September 30, 2007. This increase primarily was due to our January 10, 2008 acquisitions of Verizon’s TRS Division,,Hands On and our July 1 2008 acquisitions of SLA and VLI, including $646 in stock-based compensation related to the assumption of Hands On options and new stock option grants. In addition, professional service fees increased by approximately $1,444, salaries and benefits for personnel performing business development and general corporate activities increased by approximately $1,911 and restructuring charges of $425. We expect general and administrative expenses to decline as a percentage of revenue as our revenues increase.

Research and development. Research and development expense increased to $1,811 for the three months ended September 30, 2008 from $59 for the three months ended September 30, 2007. This increase was primarily due to increased salaries and benefits for personnel performing development activities and restructuring related charges of $220. We expect research and development expenses to increase as we continue to develop and maintain our relay technologies.

Amortization of intangible assets. We recorded amortization of intangible assets of $1,601 for the three months ended September 30, 2008 related to amortization of identified intangible assets resulting from our January 10, 2008 acquisition of certain assets of Verizon’s TRS Division and of Hands On.

Gain on interest rate cap agreement. We recognized a loss of $130 for the three months ended September 30, 2008 related to an interest rate cap agreement with Bank of America, N.A. There was no corresponding amount in 2007. We expect gain on interest rate cap agreement to fluctuate as we record changes in the fair market value of the instrument.

Interest income (expense), net. We incurred net interest expense of $1,819 for the three months ended September 30, 2008 compared to $10 for the three months ended September 30, 2007. This increase was due to interest expense incurred and amortization of debt discount in connection with the debt raised by the Company to partially fund our January 10, 2008 acquisitions of Verizon’s TRS Division and of Hands On and was partially offset by interest income on short-term investments and existing cash balances. We expect net interest expense to continue at approximately current levels (subject to changes in interest rates).

Nine months ended September 30, 2008 Compared to Nine months ended September 30, 2007

Relay services revenue. Relay services revenue increased 650%, to $88,348 for the nine months ended September 30, 2008 from $11,787 for the nine months ended September 30, 2007. This increase was primarily due to our January 10, 2008 acquisition of certain assets of the Verizon’s TRS Division and of Hands On Video Relay Services, Inc. (“Hands On”), a California-based provider of video relay and interpreting services. Our video relay service revenue was $47,999 for the nine months ended September 30, 2008, and represented approximately 54% of total relay service revenue. Telecommunications relay service revenue was $40,349 for the nine months ended September 30, 2008, and represented approximately 46% of total relay service revenue.

Interpreting services revenue. Interpreting services revenue was $6,285 for the nine months ended September 30, 2008. This consisted of certified sign language interpreters providing interpreting services in situations where relay services may not be available or ideal. This increase was due to our July 1, 2008 acquisitions of SLA and VLI and our January 10, 2008 acquisition of Hands On. There was no such corresponding revenue in 2007.

Included in other revenue are the four components listed immediately below:

Commission revenue. Commission revenue decreased to $334 for the nine months ended September 30, 2008 from $450 for the nine months ended September 30, 2007. This decrease primarily was due to decreased acquisition of subscribers on behalf of wireless network providers through our indirect distribution channel.

Subscriber revenue. Subscriber revenue decreased to $317 for the nine months ended September 30, 2008 from $867 for the nine months ended September 30, 2007. This decrease was primarily due to decreases in our full service offering subscriber base.

Equipment revenue. Equipment revenue decreased to $141 for the nine months ended September 30, 2008 from $300 for the nine months ended September 30, 2007. This decrease was primarily due to lower sales of mobile devices.

Other revenue. Other revenue decreased to $22 for the nine months ended September 30, 2008 from $44 for the nine months ended September 30, 2007.

Cost of relay services revenue. Cost of relay services revenue increased 490%, to $47,607 for the nine months ended September 30, 2008 from $8,074 for the nine months ended September 30, 2007. This increase was primarily due to our January 10, 2008 acquisition of certain assets of Verizon’s TRS Division and of Hands On. Our cost of video relay service revenue increased to $26,632 for the nine months ended September 30, 2008 from $792 for the nine months ended September 30, 2007 and our cost of telecommunications relay service revenue increased to $20,975 for the nine months ended September 30, 2008 from $7,282 for the nine months ended September 30, 2007.

Cost of interpreting services revenue. Cost of interpreting services revenue was $5,235 for the nine months ended September 30, 2008. This increase was due to our July 1, 2008 acquisitions of SLA and VLI and our January 10, 2008 acquisition of Hands On. There was no such corresponding cost in 2007.

Included in cost of other revenue are the three components listed immediately below:

Cost of subscriber revenue. Cost of subscriber airtime decreased to $271 for the nine months ended September 30, 2008 from $811 for the nine months ended September 30, 2007. This decrease was primarily due to decreases in our full service offering subscriber base.

Cost of network operations. Cost of network operations remained constant at $87 for the nine months ended September 30, 2008 and 2007.

Cost of equipment revenue. Cost of equipment revenue increased to $601 for the nine months ended September 30, 2008 from $495 for the nine months ended September 30, 2007. This increase was primarily due to accelerated amortization of free phones previously capitalized.

Sales and marketing. Sales and marketing expenses increased to $8,702 for the nine months ended September 30, 2008 from $1,003 for the nine months ended September 30, 2007. This increase primarily was due to our January 10, 2008 acquisitions described above and $57 of related restructuring costs.

General and administrative. General and administrative expenses increased to $20,693 for the nine months ended September 30, 2008 from $4,092 for the nine months ended September 30, 2007. This increase primarily was due to our January 10, 2008 acquisitions of Verizon’s TRS Division,Hands On and our July 1 2008 acquisitions of SLA and VLI, including $2,402 in stock-based compensation related to the assumption of Hands On options, the accelerated vesting of previously granted restricted stock and new stock option grants. In addition, professional service fees increased by approximately $1,444 ,salaries and benefits for personnel performing business development and general corporate activities increased by approximately $1,911 and restructuring charges of $425.

Research and development. Research and development expense increased to $2,479 for the nine months ended September 30, 2008 from $316 for the nine months ended September 30, 2007. This increase was primarily due to increased salaries and benefits for personnel performing development activities and restructuring related charges of $220.

Amortization of intangible assets. We recorded amortization of intangible assets of $4,841 for the nine months ended September 30, 2008 related to amortization of identified intangible assets resulting from our January 10, 2008 acquisition of certain assets of Verizon’s TRS Division and of Hands On.

Gain on interest rate cap agreement. We recognized a gain of $111 for the nine months ended September 30, 2008 related to an interest rate cap agreement with Bank of America, N.A. There was no corresponding amount in 2007. We expect gain on interest rate cap agreement to fluctuate as we record changes in the fair market value of the instrument.

Interest income (expense), net. We incurred net interest expense of $5,092 for the nine months ended September 30, 2008 compared to net interest income of $49 for the nine months ended September 30, 2007. This increase was due to interest expense incurred and amortization of debt discount in connection with the debt raised by the Company to partially fund our January 10, 2008 acquisitions of Verizon’s TRS division and of Hands On.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and as of September 30, 2008 have an accumulated deficit of $282.3 million. During the nine months ended September 30, 2008, the Company recorded a net loss of $966 and provided $7,586 of cash from operating activities. There has been an overall increase of $16,521 in our cash and cash equivalents. As of September 30, 2008, the Company had $18,889 in cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months. The Company secured a $15 million unfunded credit revolver which creates additional liquidity as needed. We currently have no borrowings outstanding under this credit facility.

On January 10, 2008, the Company acquired the assets of Verizon’s TRS Division for $46 million in cash. The Verizon acquisition was financed through $40 million of committed senior debt financing funded by the First Lien Administrative Agent and $33.5 million of equity financing, funded by funds managed by Clearlake. Clearlake purchased an additional 6,479,691 shares of Series A Preferred Stock at a price of $5.17 per share.

On January 10, 2008, the Company acquired Hands On for $35 million in cash and approximately 6,700,000 shares of its common stock. The cash portion of the consideration was funded by the sale of 967,118 shares of Series A Preferred Stock, at a price of $5.17 per share, to a fund managed by Clearlake and the issuance of $30 million in second lien debt.

On July 1, 2008, GoAmerica, Inc., in an effort to increase its volume and improve its results of operations, completed the acquisitions of Sign Language Associates, Inc., a District of Columbia corporation, (SLA) and Visual Language Interpreting, Inc., a Virginia corporation (VLI). In accordance with the merger agreement with VLI, the Company will issue options to purchase 90,000 shares of the Company’s Common Stock to certain employees of VLI and SLA as part of their employment compensation for their future services to be rendered for the Company. The Company used cash to satisfy all other merger consideration.

Net cash provided by operating activities amounted to $7,586 for the nine months ended September 30, 2008, principally resulting from our operating profit and changes in our operating assets and liabilities.

We used $9,108 of cash associated with investing activities during the nine months ended September 30, 2008. Cash used in investing activities was principally for cash paid for acquired entities, deferred acquisition fees and the purchases of property, equipment and leasehold improvements.

Net cash provided by financing activities was $18,043 for the nine months ended September 30, 2008, which resulted primarily from the issuance of preferred stock and debt as part of our January 10, 2008 acquisitions described above.

On August 12, 2008, we entered into a sublease with Fireman’s Fund for approximately 15,000 square feet in Novato California, for a period of seven years.

As of September 30, 2008, our principal commitments consisted of obligations outstanding under operating leases. As of September 30, 2008, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $12,002, of which approximately $2,970 is payable in the next twelve months.

The following table summarizes GoAmerica’s contractual obligations at September 30, 2008, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

September 30, 2008 (In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations:
Capital Lease Obligations	$197	$128	$69	$--	$--
Operating Lease Obligations	12,002	2,970	4,295	3,295	1,442
Loans payable	69,700	400	800	800	67,700

Total	$81,899	$3,498	$5,164	$4,095	$69,142

Other Commercial Commitments:
Standby Letter of Credit	$150	$--	$150	$--	$--

Total Commercial Commitment	$150	$--	$150	$--	$--

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

Employment Agreements

Effective with the January 10, 2008 closing of the transactions referred to above there were changes to our acquisition of the Verizon TRS Division and our merger with Hands On as described above, the following changes were made to the employment arrangements with two of the Company’s executive officers:

•

Donald G. Barnhart’s original employment agreement was superseded by an Agreement Regarding Basic Terms of Employment (the “Superseding Employment Agreement”), pursuant to which Mr. Barnhart would serve the Company as Senior Vice President, Accounting, at a base annual salary of $185. The Superseding Employment Agreement provided that Mr. Barnhart would serve on an at will basis, without a specific term of employment he would be eligible to receive a bonus, and he would receive an option grant of 70,000 shares; the options vesting at the rate of one-forty-eighth of such shares per month, provided Mr. Barnhart remained employed with the Company on each vesting date. The Superseding Employment Agreement provided that if Mr. Barnhart’s employment was terminated without Cause or for Good Reason (in each case as defined in the Superseding Employment Agreement), Mr. Barnhart would be entitled to receive 12 months’ severance. Effective November 15, 2008, it was anticipated that Mr. Barnhart’s employment with the Company would terminate pursuant to a separation agreement, providing for, among other things, the payment of salary continuation and health premiums for a period of twelve (12) months. It was also anticipated that Mr. Barnhart would enter into a consulting agreement with the Company to provide transition services to the Company as an independent contractor until February 15, 2008. On November 11, 2008, Mr. Barnhart passed away. The Company intends that Mrs. Barnhart, the spouse of Mr. Barnhart, shall be eligible to receive the salary continuation and health premiums payments for a period of twelve (12) months.

•

Jesse Odom's prior employment agreement was superseded by an Agreement Regarding Basic Terms of Employment (the "Second Superseding Employment Agreement"), pursuant to which Mr. Odom will serve the Company as Senior Vice President, Technology, at a base annual salary of $200. The Second Superseding Employment Agreement provides that Mr. Odom will serve on an at will basis, without a specific term of employment. He will be eligible to receive a bonus, and will receive an option grant of 100,000 shares. The options will vest at the rate of one-forty-eighth of such shares per month, provided Mr. Odom remains employed with the Company on each vesting date. If Mr. Odom's employment is terminated without Cause or for Good Reason (in each case as defined in the Superseding Employment Agreement), Mr. Odom will be entitled to receive 12 months severance. Effective July 18, 2008, Mr. Odom resigned his position as Vice President, Technology, and his employment with the Company terminated.Mr. Odom continuesto provide services as a consultant to the Company pursuant to an indepdent contractors agreement during which time Mr. Odom’s options continue to vest. Effective October 1, 2008 Mr. Odom commenced receiving 12 months of severance pursuant to his separation and release agreement with the Company

On March 20, 2008, the Company entered into new employment agreements with Daniel R. Luis, its Chief Executive Officer, and with Edmond Routhier, its President and Vice Chairman of the Board (collectively, the “Executives”). Each employment agreement is substantially the same. The employment agreements provide that both Executives are to receive an initial base salary of $275. Each executive received an option grant of 400,000 shares. The Compensation Committee may award one or both Executives additional bonus payments, option grants or restricted stock awards in its discretion. The agreements are each of indefinite term; each such agreement provides for an annual salary review, at which time the salaries paid under such agreements may be increased (but not decreased) in the discretion of the Compensation Committee. In the event that either Executive is terminated without cause or resigns for good reason (as each such term is defined in the agreements), he shall be entitled to receive enhanced severance, in an amount equal to one year’s base salary, as well as the right to continue in Company health and welfare benefit plans for one year after termination and 90 days’ outplacement services at a level commensurate with his position. In the event of a change of control of the Company, as defined in the employment agreements, 25% of the Executives’ then-unvested stock options shall immediately vest. In addition, after a change of control of the Company, all remaining unvested stock of either Executive shall immediately vest if (a) such Executive’s aggregate compensation is substantially diminished, or (b) such Executive is required to relocate more than 100 miles from his then-current residence in order to continue to perform his duties. Each Executive also receives a $1 per month expense allowances and is reimbursed for additional business travel and entertainment expenses incurred in connection with their duties. Each employment agreement also contains certain confidentiality provisions and requires that the Company maintain standard directors and officers insurance in the same amount as the Company maintains for other directors and officers.

On April 1, 2008, the Company entered into an Employment Agreement with John R. Ferron, who was appointed as its Chief Operating Officer on that same date. Until June 2, 2008, Mr. Ferron was employed on a part-time basis as the Company's Chief Operating Officer, and after June 2, 2008, Mr. Ferron was employed on a full-time basis as the Company's Chief Operating Officer and as its Chief Financial Officer. Mr. Ferron will receive an annual base salary of $130 during the period of his part-time employment, and thereafter will receive an annual base salary of $260. Upon commencement of his employment, Mr. Ferron also received a cash bonus of $40. On April 2, 2008, Mr. Ferron was granted an option to purchase 275,000 shares of the Company's common stock at an exercise price of $6.00 per share pursuant to the Company's 2005 Equity Incentive Plan, as amended (the "Plan"). Such option vests in 48 equal monthly installments, commencing on the date of grant and continuing on the first day of each month thereafter. The Compensation Committee also may make additional option grants or restricted stock awards to Mr. Ferron in its discretion from time to time. Mr. Ferron's Employment Agreement provides for his employment by the Company on an "at will" basis, and may be terminated by the Company at any time, subject to its obligation to provide severance benefits under certain circumstances as described below. If Mr. Ferron is terminated without cause or resigns for good reason (as each such term is defined in the Employment Agreement), he will be entitled to receive enhanced severance, in an amount equal to one year's base salary, as well as the right to continue in Company health and welfare benefit plans for one year after termination and 90 days' outplacement services at a level commensurate with his position. In the event of a change of control of the Company (as defined in the Employment Agreement), 25% of Mr. Ferron's then-unvested stock options shall immediately vest. In addition, after a change of control of the Company, all remaining unvested stock of Mr. Ferron shall immediately vest if (a) Mr. Ferron's aggregate compensation is substantially diminished, or (b) Mr. Ferron is required to perform the majority of his obligations under the Employment Agreement from an office located more than 100 miles from Los Gatos, California (where he currently resides and intends to establish a small Company office). Mr. Ferron will be reimbursed for up to $3 per month of direct, incurred expenses for one or more of the following: (a) corporate housing near the Company's northern California offices, (b) office space in Los Gatos, California, and/or (c) use of a car service, with driver, for business purposes. Mr. Ferron also receives a $1 per month expense allowance and is reimbursed for additional business travel and entertainment expenses incurred in connection with his duties. The employment agreement also contains certain confidentiality provisions and requires that the Company maintain standard directors and officers insurance covering Mr. Ferron in the same amount as the Company maintains for other directors and officers.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R ) applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which was previously referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 160 on its results of operations and financial condition.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe that we have limited exposure to financial market risks, including changes in interest rates. At September 30, 2008, all of our available excess funds are cash or cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in our net income of approximately $190,000 based on cash and cash equivalent balances at September 30, 2008.

On April 8, 2008, the Company entered into an interest rate cap agreement with Bank of America, N.A. The term of the agreement is three years with an initial notional amount of $35,000. The agreement calls for a cap rate of 4% and a floating option of USD-LIBOR-BBA. A hypothetical change in USD-LIBOR-BBA interest rates of 1.0% above the cap would result in a decrease in the fair market value of the derivative of $350.

We currently do not earn foreign-source income.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the Company's most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in internal controls.

The Company’s internal controls over financial reporting have been negatively impacted by the series of acquisitions entered into during the current year resulting in the identification of material weaknesses in our internal control over financial reporting.

Description of Material Weaknesses.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our Form 10-Q for the nine months ended September 30, 2008, management noted it had identified material weaknesses in our internal control over financial reporting.

The acquired Companies did not maintain effective controls over certain financial statement account reconciliations. Specifically, account reconciliations involving significant general ledger accounts were not designed for proper preparation and timely review and reconciling items were not timely resolved and adjusted. This control deficiency may result in audit adjustments to the aforementioned accounts and disclosures in the Company’s consolidated financial statements as of and for the year ended December 31, 2008.

Because of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of September 30, 2008. Remediation of these weaknesses has not yet been fully completed and, therefore, these material weaknesses continued to exist as of November 14, 2008. These control deficiencies could result in misstatements of financial statement accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Management Action Plan and Progress to Date

In response to the material weaknesses, Management has taken certain actions and will continue to take further steps to strengthen our control processes and procedures in order to remediate such material weaknesses. The Company is in the process of converting all acquired companies to a common enterprise system, is centralizing all transaction processing functions in one location with a common set of controls and procedures, has utilized outside consultants as needed to assist with executing the preparation and/or reviews of reconciliations under our directions, has recruited and will be recruiting additional accounting, finance and business system personnel who can provide the adequate experience and knowledge to improve the timeliness and effectiveness of our account reconciliations and ultimately the financial reporting processes.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

We will continue to develop new policies and procedures as well as educate and train our financial reporting department regarding our existing policies and procedures in a continual effort to improve our internal control over financial reporting, and will be taking further actions as appropriate. We view this as an ongoing effort to which we will devote significant resources.

We believe that the foregoing actions will improve our internal control over financial reporting, as well as our disclosure controls and procedures.

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

GOAMERICA, INC.

DATE: November 14, 2008	By:	/s/ Daniel R. Luis
Daniel R. Luis
Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2008	By:	/s/ John Ferron
John Ferron
Chief Financial Officer (Principal Financial Officer)