Form 10-K
period 2008-12-31
Purple Communications, Inc.
filed 2009-03-31
CIK 1101268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number 0-29359

PURPLE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3693371
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

773 San Marin Drive, Suite 2210 Novato, CA	94945
(Address of principal executive offices)	(Zip code)

(415) 408-2300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant as of June 30, 2008 was $48,652,148.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 19, 2009:

As of March 27, 2009, 9,154,325 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INTRODUCTORY NOTE

Each reference in this Annual Report to “Purple”, the “Company” or “We”, or any variation thereof, is a reference to Purple Communications, Inc., formerly known as GoAmerica, Inc., and its subsidiaries, unless the context requires otherwise.

Many of Purple’s product/service names referred to herein are trademarks, service marks or tradenames of Purple. This Annual Report also includes references to trademarks and tradenames of other companies. The Purple, GoAmerica, HOVRS, and Wynd Communications names and logos and the names of proprietary products and services offered by us are trademarks, registered trademarks, service marks or registered service marks of Purple. “i711” and the “i711” logo, and “ClickRelay” are registered trademarks, and “i711.com”, “i711 Wireless”, “i711 Call Me”, “One-Click Call Back”, “Relay and Beyond”, “Purple Mail”, “Purple Number”, and “Clear Mobile” are among the trademarks and/or service marks of Purple.

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that are based on our current expectations, estimates, forecasts and projections that involve risks and uncertainties. These statements include, in particular, statements about our plans, strategies and prospects. Such forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, “project”, “intend”, “plan”, “believe”, “seek”, “should”, “would”, “could”, “opportunity”, “potential” or similar terms, variations of such terms or the negative of those terms that convey uncertainty of future events or outcomes. The following factors concerning Purple Communications, among others, could cause our actual results to differ materially and adversely from those expressed in any forward-looking statements: (i) our ability to integrate our acquisitions into our existing businesses and operations; (ii) our ability to respond to the rapid technological change of the telecommunications relay service (known as “TRS”) and offer new or enhanced services; (iii) our dependence on wireline and wireless carrier networks and technology platforms supporting our relay services; (iv) our ability to respond to increased competition in the TRS; (v) our dependence on a single-source supplier for our mobile video phone; (vi) our ability to generate revenue growth; (vii) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (viii) unanticipated expenses or liabilities or other adverse events affecting our cash flow; (ix) limitations on our ability to borrow funds and satisfy the covenants under our credit arrangements or obtain new credit arrangements or other financing, if necessary; (x) uncertainty regarding the success of the launch of our new mobile video phone product; (xi) unanticipated decreases in reimbursement rates through the federal TRS fund; (xii) uncertainties associated with changing governmental regulations and difficulties inherent in predicting the outcome of regulatory processes; and (xiii) our ability to attract and retain interpreters and other key personnel. Such risks and others are more fully described in the Risk Factors set forth in Item 1A of this Annual Report. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business of the Company.

General

Purple Communications, Inc., a Delaware corporation, formerly known as GoAmerica, Inc. (“Purple” or the “Company”), is a leading provider of video relay and text relay services and professional interpreting, offering a wide array of options designed to meet the varied communication needs of its customers. The Company’s vision is to enable free-flowing communication between people, inclusive of differences in abilities, languages, or locations. For more information on the Company or its services, visit www.purple.us or contact Purple Communications directly by voice at 415-408-2300, by Internet relay by visiting www.i711.com or www.ip-relay.com, or by video phone by connecting to hovrs.tv.

The Company was originally incorporated in 1999. On January 10, 2008, the Company acquired certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions, and Hands On Video Relay Services, Inc. (“HOVRS”), a California-based provider of video relay and interpreting services. On July 1, 2008, the Company acquired Sign Language Associates, Inc. (“SLA”), a DC-based provider of community interpreting services, and Visual Language Interpreting, Inc. (“VLI”), a Virginia-based provider of community interpreting services.

Background on Telecommunications Relay Services

Introduction

Telecommunications relay service (or relay service) refers to a range of communications services that enable persons with hearing or speech disabilities the functionality to place and receive telephone calls. It is available in all 50 states, the District of Columbia, Puerto Rico and the U.S. territories for both local and long distance calls.

The Americans with Disabilities Act of 1990 (the “ADA”) requires the Federal Communications Commission (the “FCC”) and each of the states to ensure that relay service is available to persons with hearing or speech disabilities 24 hours per day and federal and state policy-makers have determined that it should be free of charge to eligible users. Therefore, service providers are wholly reimbursed for such services from either a federal (for state-to-state calls) or a state (for in-state calls) reimbursement fund.

Broadly speaking, there are two categories of relay services. The first is the traditional telecommunications relay service that relies exclusively on a telephone-typewriter device. The second, more recent, category, is Internet-based services. Relay service uses operators, called communications assistants, to facilitate telephone calls between people with hearing and speech disabilities and hearing individuals. A relay service call may be initiated by either a person with a hearing or speech disability, or a person without any such disability. When a person with a hearing or speech disability initiates such a call, the person uses a telephone-typewriter or an Internet-based device that permits text (such as a computer or a wireless device, including a text telephone or other PDA) to contact a relay center, and gives a communications assistant the telephone number of the party he or she wishes to call. The communications assistant in turn places an outbound traditional voice call to that person. The communications assistant then serves as a link for the call, voicing to the called party the text that the communications assistant received from the initiating party, and vice versa.

Conversations are relayed in near real-time and communications assistants are not permitted to disclose to any third person not involved in the call the content of any conversation. Like hearing callers, relay callers are not limited by the type, length or nature of their calls.

An overview of the various forms of relay service is provided below.

Traditional Telecommunications Relay Service

Traditional relay service enables a person with a hearing or speech disability to utilize a text-telephone or captioned telephone device (historically referred to as a telephone typewriter, or a TTY device), to initiate calls to, and receive calls from, hearing enabled persons.

In order to make such a call, a speech- or hearing-disabled person dials a toll-free number established by the state in which the call originates. The call is then routed to a calling center authorized by the state. Except for California, which contracts with multiple providers, states typically contract with one provider to operate the calling center. That provider handles all traditional relay calls received by the calling center, both in-state calls, and state-to-state calls. In-state calls are reimbursed from a state fund at state approved rates. State-to-state calls are reimbursed from a federal fund at FCC-approved rates. We refer to this federal fund as the “federal TRS fund.” States typically select the chosen provider as a result of a public bid process.

Internet-Based Relay Service

Internet-based forms of relay service have developed over the last decade and include the following types of service:

Internet Protocol Text Relay (IP text relay)—IP text relay is a text-based form of relay service that uses the Internet, rather than traditional telephone lines, for the leg of the call between the person with a hearing or speech disability and the communications assistant. In all other respects, IP relay calls are handled in the same manner as text-to-voice traditional relay service calls. The user utilizes a computer or other web-enabled device to communicate with the communications assistant rather than a text-telephone device. The current IP relay reimbursement rate is $1.287 per conversation minute. This rate is expected to remain in effect through the 2009-2010 reimbursement year, subject to annual adjustments described in the “Funding Mechanisms” section below.

Video Relay Service (VRS)—Video relay service is an Internet-based form of relay service that enables persons whose primary language is American Sign Language (“ASL”) to communicate with a communications assistant in ASL using video conferencing equipment. The user accesses the communications assistant over an Internet-based device such as a webcam or videophone. The communications assistant receives the ASL communication, and then voices that communication to the hearing party, and vice versa. Video relay service allows conversations to flow in near real-time and in a faster and more natural manner than text-based relay service. Video relay service currently represents both the most widely used and the fastest growing form of relay service. According to its May 1, 2008 annual report to the FCC, the National Exchange Carriers Association, or “NECA”, forecasted 2008 video relay service traffic to increase more than 39% over 2007, from approximately 65.3 million conversation minutes in 2007 to approximately 90.9 million conversation minutes in 2008. The current VRS reimbursement rate is tiered according to VRS call volumes (measured by monthly minutes of use), at the following rates: (1) for the first 50,000 monthly minutes, $6.74 per minute; (2) for monthly minutes between 50,001 and 500,000, $6.47 per minute; and (3) for monthly minutes above 500,000, $6.27 per minute. This rate will remain in effect through the 2009-2010 reimbursement year, subject to annual adjustments described in the “Funding Mechanisms” section below.

Operational and Performance Requirements Relay service providers must offer service that meets certain mandatory minimum standards set by the FCC. These include, among other things: the communications assistant answering or placing a telerelay service call must stay with the call for a minimum of ten minutes to avoid disruptions to the user (15 minutes for speech-to-speech calls); relay service providers must ensure user confidentiality and communications assistants (with a limited exception for speech-to-speech) may not keep records of the contents of any conversation; relay service providers must make best efforts to accommodate a relay service user’s requested communications assistant gender; communications assistants are prohibited from intentionally altering or disclosing the content of a relayed conversation and generally must relay all conversation verbatim unless the user specifically requests summarization; the conversation must be relayed in real-time; the provider must be able to handle emergency (911) calls and relay them to the appropriate emergency services; and the relay service providers must comply with certain performance standards such as the time taken to answer a relay call.

Funding Mechanisms

In-State. As noted above, in-state traditional relay services are paid for by that state’s universal service fund. Each state utilizes its own unique funding formula and mechanism, which can include assessments on carriers operating in the state, assessments built into local or state telecommunications rates, or taxes administered by the state. Rates are generally set on a multi-year basis.

State-To-State. State-to-state relay services (which include all IP relay and video relay service regardless of the locations of the persons initiating or receiving a call), are paid for out of the federal TRS fund which was established by the FCC and which is administered by NECA, a non-profit entity described below. The federal TRS fund receives funds from an assessment the FCC imposes upon all state-to-state telecommunications carriers, which presently number more than 6,100. The carriers generally pass these assessments on to their customers via a monthly surcharge which is represented as a percentage of a customer’s monthly state-to-state charges. The FCC establishes an annual per-minute reimbursement rate for each form of relay service and authorizes NECA to administer payments to relay service providers from the federal TRS fund.

The federal TRS fund was established by the FCC in July 1993. Initially only state-to-state traditional relay service minutes were reimbursable. Over the years the FCC has authorized the reimbursement of additional forms of relay services and currently reimburses service providers for traditional relay service, IP relay service, speech-to-speech service, caption telephone service (both traditional and IP) and VRS. Currently the Company does not provide the caption telephone service.

The federal TRS fund is administered by NECA, a non-profit organization created in 1984 by telecommunications companies to administer the fees that long distance companies pay to access local telephone networks. NECA was appointed as the fund administrator for relay services by the FCC in 1993 for a two-year term, and reappointed in 1995 and 1998 to four-year terms. Beginning in 2003, NECA’s appointment as fund administrator was extended on a month-to-month basis.

The federal TRS fund has experienced significant growth, from $90 million for the 2002-2003 funding period to $805.5 million for the 2008-2009 funding period (with $660 million of that amount, or nearly 80%, to be used to fund VRS alone). The growth in fund size is attributable in large part to FCC decisions recognizing new forms of relay service, such as IP relay and VRS, and to increased consumer demand for these services.

In addition to the Company, the following service providers currently receive reimbursement payments from the federal TRS fund:

•	AT&T

•	Communications Access Center for the Deaf and Hard-of-Hearing (VRS only)

•	CSDVRS

•	Hamilton Telecommunications

•	Healinc Telecom LLC

•	Hawk Relay, LLC

•	Nordia

•	Snap Telecommunicaitons, Inc.

•	Sorenson Communications

•	Sprint

In previous years, NECA would collect and review projected cost and minutes of use data submitted by relay service providers to determine annual reimbursement rates for the various forms of relay service. The rates would be effective for the fiscal year ending June 30. Active relay service providers would submit to NECA their respective expenses for the previous two years as well as projections for the upcoming two years. NECA would review the information to develop a methodology for calculating an average cost per service minute across all providers of each particular form of relay service. The proposed per minute reimbursement rates would then be submitted to the FCC, which made a final determination regarding the level of new rates.

In November 2007, the FCC released an order that substantially modified the cost recovery mechanism for all forms of state-to-state relay service in the following ways:

Traditional relay, speech-to-speech service, and Caption Telephone Service. Reimbursement rates for these services will now be calculated according to a Multi-state Average Rate Structure (MARS) plan, which uses a weighted average of competitively bid reimbursement rates for various types of in-state relay service. Each January, NECA will require each state relay administrator and each provider of the relevant state-to-state relay services to submit certain data related to provision and compensation of those services. NECA will then compute the weighted average reimbursement rate based on the data provided and submit it to the FCC, which will make a final determination regarding the reimbursement rate by June 30 of that year. The following rates apply for the remainder of the 2008-2009 reimbursement year: (1) for traditional relay service, $1.594 per minute; (2) for speech-to-speech service, $2.725 per minute; and (3) for caption telephone service (both traditional and IP), $1.657 per minute.

IP Relay. Reimbursement rates for IP relay will now be established for three-year periods under a “price cap” plan. The FCC will establish a base reimbursement rate for the period, and that reimbursement rate will be adjusted for each year of that period based on (1) an established inflation factor (the Gross Domestic Product—Price Index); (2) exogenous costs (costs beyond the control of relay providers that are not reflected in the inflation adjustment); and (3) an “efficiency factor” (an annual rate reduction of 0.5%). The current three-year reimbursement rate of $1.287 per minute will continue (as adjusted) through the 2009-2010 reimbursement year.

VRS. Reimbursement rates for VRS will continue to be based on providers’ projected costs and minutes of use, but the rates will now be established for three-year periods, subject to an annual rate reduction of 0.5%. However, the FCC will no longer use a single weighted average reimbursement rate for all VRS providers. Instead, it has adopted a tiered reimbursement structure for VRS based on call volumes (measured by minutes of use), with the following current rates: (1) for the first 50,000 monthly minutes, $6.74 per minute; (2) for monthly minutes between 50,001 and 500,000, $6.47 per minute; and (3) for monthly minutes above 500,000, $6.27 per minute. These current three-year reimbursement rates will continue (as adjusted) through the 2009-2010 reimbursement year.

Background on Professional or “on-site” Interpreting Services

On-site interpreting services, also referred to as ‘professional’ ‘community’ or ‘institutional’ interpreting services, which involve the provision of these professional interpreting services by a qualified interpreter in person, and is usually done in a dialogue-like interaction. It enables communication between deaf and hard of hearing persons with hearing providers during interactions in group environments or in one-on-one meetings. Examples include in-person interpreting at schools, universities, hospitals, public events, theaters, and in connection with public services such as: healthcare, government agencies, community centers, legal settings, educational institutions, and social services.

Unlike relay services, service providers are not reimbursed for providing on-site interpreting services from either the federal or state governments. Typically, the on-site interpreting service providers are paid by the entities or consumers that retain their services, and most often the services are provided to federal or local government agencies, public or private health care providers and educational institutions, and businesses. Rates for on-site services are typically set on an hourly basis with reimbursement for transportation and other expenses incurred by the on-site interpreter relating to the provision of services. In many cases, specialized interpreting services are necessary, or multiple interpreters may be required, in the event the interpreting involves legal, medical or otherwise specialized needs, and if the interpreting services will be required for a long period of time.

Our Business

Integrated Products and Services Offered

After the Company’s 2008 acquisitions of Verizon’s TRS division, HOVRS, SLA and VLI, we currently provide three core services to the deaf, hard of hearing and speech-impaired people:

•

Internet Protocol Text Relay Services—Internet text relay services enable deaf or hard of hearing callers to use a internet-connected computer or wireless handheld device to place calls, which are connected to a relay operator. The relay operator calls the voice number and then verbally speaks the text message typed by the deaf caller to the hearing recipient, and types the hearing party’s responses back to the deaf party. The Company provides versions of this service under the IP-Relay brand acquired from Verizon TRS and the existing i711 brand from Purple.

•

Video Relay Services (“VRS”)—Using VRS, a deaf caller begins a call by communicating directly with a sign language interpreter over a live video connection, either on a webcam-equipped PC or a set-top videophone; the video interpreter places the call on the deaf person’s behalf, and translates the caller’s sign language into audible speech for the hearing person, and back into sign language for the deaf caller. The Company provides versions of this service primarily under the Purple Language Services, formerly known as Hands On Video Relay Services (“HOVRS”) and i711 brands. In addition, the Company offers a white-label (or OEM) solution by providing the infrastructure and interpreting services for video relay services offered by Sprint and AT&T, which are offered under their brand names.

•

Community Interpreting Services—Certified sign language interpreters provide interpreting services in situations where relay services may not be available or ideal, such as a doctor appointment or in-person business meeting.

IP Text Relay Services

As a result of our integration efforts our IP Text Relay services have been integrated onto a single technology platform which is operated in part by a third-party, Stellar Nordia. This platform supports the services of both of our IP text relay brands.

IP text relay users can access our services and process text relay calls through a variety of convenient methods including directly from either the i711.com or IP-Relay.com internet portals. We developed our i711.com web portal and service with distinctive calling features and a community orientation in order to be a user friendly, familiar and preferred Internet-based relay service.

Other popular methods include using AOL Instant Messenger (AIM) application as well as custom software clients downloaded onto the most popular web enabled cell phones, such as T-Mobile’s SideKick and the RIM BlackBerry devices. We offer all of our IP text relay service with the spoken language of English as well as Spanish.

This year we have also upgraded the IP text relay services with the ability to provide our customers with a unique local phone number which allows hearing friends and family to call customers directly through our service.

As a result of our acquisition of the assets of Verizon’s TRS division in January 2008, we now provide traditional relay service (both in-state and state-to-state) under contracts from two jurisdictions—California and

Tennessee. In recent years, traditional relay service revenue has experienced a steady decline due to product substitution as state relay service customers switch to Internet-based relay services (IP relay and VRS).

Video Relay Services

As a result of our mergers, we had three separate brands and network platforms for our video relay services and during the year we consolidated them down to two brands (Hands On VRS and i711VRS) as well as migrated toward a single video relay service platform. We now maintain and operate twenty-six different VRS call centers across the country from Puerto Rico to Hawaii.

During 2008 we offered a number of ways for customers to access our VRS services which are represented in the table below

VRS Core Services	Description
Video Phone (new)	Hands On deployed and installed new video phones

Video Phone (converts)	The addition of Hands On VRS to a competitor’s video phones

i711.com Web client	PC web based application enabling high quality video relay calls

VideoSign 2.5 (PC)	PC application to initiate and receive point to point (“P2P”) and VRS calls

Hands OnWidget	Dashboard widget (mini-application) for Apple MacIntosh OS X (Tiger only) to initiate VRS calls.

Hands On IM	A simple way to initiate VRS calls via iChat (Mac) or AIM 5.5 or better (PC).

Spanish Language to ASL	The ability to interpret between ASL and spoken Spanish

Business VRS Web Button	Web button to initiate a VRS call from an ASL user to a business

VRS Ancillary Services

Voice to Video (V2V)	Ability to receive calls from a hearing person to VRS user through real local phone numbers known as our Purple Local Numbers

Video Mail	Ability to record an ASL video message (aka voicemail)

VPChat	Allows customers to text-chat with the VI over a VP session

We have continued to invest in the development of new and enhanced services for our customers which include the development of our Mobile Video Phone (MVP) and a suite of services that enhance our customers’ experiences. This new product has been designed to improve not only the quality of our customers’ experience but also greatly improve the convenience of making VRS calls.

Community Interpreting Services

Purple is also a provider of community interpreter services. The Company’s capacity to provide community services increased significantly with the acquisitions of SLA and VLI in July 2008, and now the Company is one of the largest providers of community interpreting services in the country. Typically, the Company’s customers contact the company to schedule an interpreter and then it assigns a qualified interpreter to meet the customer’s specific needs. As a result of the acquisitions, Purple is able to provide nationwide, 24-hour a day, sign language interpreting services through its network of interpreters.

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

Competition

The relay services market consists of well-funded competitors such as AT&T Inc., Sprint Nextel Corp., Hamilton Telecommunications and Sorenson Communications, Inc. Each of these companies offers relay services similar to the services the Company offers, and they may deploy similar enhancements and marketing tactics to attract the attention of prospective users. Sorenson currently is the largest provider of VRS in the United States, with a market share estimated at 75% of the VRS market.

With time and capital, it would be possible for competitors to replicate the services currently provided by the Company. The Company competes primarily on the basis of the functionality, breadth and the quality of our services.

Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than Purple. Many of these companies may have greater name recognition and may be able to adopt more aggressive approaches to the market than can Purple. Competitive pressures may have a material adverse effect on our business and reduce our market share.

Technology and Operations

Service Infrastructure

We use reliable third-party information technology firms to host many of our service applications. This data center strategy for our network connectivity and server hosting provides our customers with the highest levels of reliability while lowering our overall cost structure. We believe our providers’ facilities are capable of meeting the capacity demands and security standards for services we have developed or are developing for our customers. Technical personnel continually monitor network traffic, service quality and security.

Call Center Operations

For our text relay services we continue to partner with Stellar Nordia to handle the call center operations; which include recruiting, training, and on-going management of the call centers consistent with our quality and service standards.

For our video relay services, we handle call center operations internally and with a limited number of independent interpreting agencies who supply qualified interpreters to assist with call handling functions. In the case of VRS call centers, we identify potential locations for the center, complete the build out and then recruit, staff, and manage the on-going operations of each center. We grew from 15 centers at the end of 2007 to 26 centers at the end of 2008, all but one of which are staffed and operated by Purple.

Software Technology

For our text-and video-based relay services business, we have developed standards-based, services platforms that enable our customers to place relay calls using different access methods. The Company’s relay platforms consist of a combination of proprietary and licensed technology elements. Our relay services platforms currently allow access from web browsers, AOL’s AIM instant messaging clients, relay calls initiated from hearing parties through a local or toll free number, and wireless devices. The architecture of our relay services platform allows us to add new access methods and value added services to the platform. The platform also allows for the addition of entirely new services to be added in the future. Our relay services platform offers deaf or hard of hearing users a secure, fast, reliable and user friendly relay platform through our use of Secure Socket Layer, or “SSL”, efficient coding practices, system redundancy and user centric design principles.

Licensed Software Technology

Video Relay Service

Our VRS service offerings operate in conjunction with internally developed and licensed technology that allow numerous users to interface simultaneously with the service.

Customer Service, Billing and Fulfillment

We provide tier-1 customer support for users of all our products and services. We use a combination of internally developed and licensed applications to make sure we follow up with customers who are having technical or service related issues with our offerings.

For product fulfillment, we maintain an inventory of video camera equipment which we buy from third-party manufacturers and resellers. The Company has also developed its own mobile video phone device (referred to as the MVP), which is manufactured by a third party according to the Company’s proprietary specifications.

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

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark, trade secret laws, unfair competition law and contractual restrictions to establish and protect certain proprietary rights in our technology and intellectual property. We have received or applied for registration of certain of our Purple and i711.com names and marks in the United States Patent and Trademark Office. We have not yet obtained patents on our technology that would preclude or inhibit competitors from using our technology. Certain aspects of our various technologies rely on perpetual, royalty-free, worldwide licenses under third party patents relating to wireless products and services.

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

Employees

As March 22, 2009, the Company had a total of 570 full-time or full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

All periodic and current reports, registration statements, and other filings that we are required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 101 F Street NE., Washington, DC 20549, or through our internet website at http://www.clarientinc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Information on the operation of the SEC’s public reference room is available by calling the SEC at 1-800-SEC-0300. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Purple Communications, Inc., 773 San Marin Drive, Suite 2210, Novato, CA 94945.

Our internet website address is included in this report solely for identification purposes. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A.	Risk Factors

The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission.

Risks Particular To Purple Communications

We are integrating five businesses that previously operated independently as GoAmerica Communications, Verizon’s TRS division, HOVRS, SLA and VLI. We cannot assure you that we will be able to integrate and manage these businesses effectively.

Although the businesses of these five companies are complementary, the integration of the departments, systems business units, operating procedures and information technologies of the five businesses present a significant challenge. Although we have made significant progress in its integration efforts we cannot assure you that there will not be issues and inefficiencies arising to the business from the integration and management of these operations nor can we assure you that we will improve the historical financial performances of Purple Communications, Verizon’s TRS division, Hands On, SLA and VLI. The failure to successfully integrate these systems and procedures could have a material adverse effect on the results of operations and financial condition of the combined company.

In addition, the continuing process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration process could have a material adverse effect on our business and results of operations.

As described under “Item 1. Business of the Company,” NECA could decrease its reimbursement rates in the future, which could materially adversely affect the Company.

As a provider of relay services, the Company is reimbursed monthly from the federal TRS fund for each IP relay and VRS conversation minute. The current IP relay rate is currently $1.287 per minute, and although the IP relay rate has been established for three years—through the 2009-2010 reimbursement year—it is subject to an annual 0.5% reduction (among other fluctuating adjustments that may or may not raise the rates). The reimbursement rate for VRS, which currently is $6.74 per minute for the first 50,000 monthly minutes, $6.47 per minute for monthly minutes between 50,001 and 500,000, and $6.27 per minute for monthly minutes above 500,000, has also been established (subject to an annual 0.5% reduction) for a three-year period ending in the 2009-2010 reimbursement year. Although these three-year reimbursement rate plans provide increased rate stability from year to year, unanticipated changes to these rates by the FCC or decreases in future three-year reimbursement rates could materially adversely affect our revenues, and we cannot assure you that the FCC, under a new administration, will not introduce a change or decrease to the reimbursement rates prior to contemplated end of the current rate plan ending 2010.

We have incurred a significant amount of indebtedness that could adversely affect our operations and financial results and impact our ability to satisfy our obligations.

We had approximately $70 million of indebtedness as of December 31, 2008. We have a term loan from Churchill Financial LLC as administrative agent and Cerebus/Ableco, as collateral agent, for $40 million and a revolving line of credit with Churchill for up to $13 million, of which there was $13 million in availability as of

December 31, 2008. The maturity date of the term loan is January 10, 2014, and the maturity date for revolving loans made from time to time is January 10, 2013. We also have a subordinated (or second lien) loan from Clearlake, as administrative agent, and Reservoir Capital as collateral agent, for $30 million, with a maturity date of January 10, 2015.

Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds. If we are unable to satisfy our obligations at maturity, extend the maturity dates of our credit agreements or refinance our indebtedness at maturity, we may be required to raise capital through the sale of equity securities or sell some of our assets. We may be unable to refinance our indebtedness when it becomes due or raise equity capital on favorable terms, or at all. In addition, if we have to sell some of our assets to satisfy indebtedness, the timing of such sales may not enable us to maximize the value of such assets. The failure to refinance, raise capital or sell assets, if required, sufficient to meet our debt obligations as they become due would have a material adverse effect on our results of operation and financial condition.

Failure to satisfy covenants under our credit agreements could accelerate our obligations under such credit agreements, which would result in a material adverse effect on our financial condition.

Our credit agreements with first and second lien lenders contain financial and other covenants that we must satisfy. Our ability to continue to borrow under our revolving line of credit depends upon our ability to comply with those covenants. Financial covenants in the credit agreements include, among others, limits on maximum consolidated leverage, maximum amounts of capital expenditures, minimum amount of net revenue, and having minimum reserves on our books. If we fail to satisfy any of our covenants, the lender may elect to accelerate our payment obligations under the credit agreement. In addition, failure to satisfy any of the covenants or to otherwise default under either of the credit agreements would also cause a default under our other credit agreement. We may be unable to satisfy our debt obligations if the amounts due under the credit agreements are accelerated due to an event of default and such an acceleration event would result in a material adverse effect on our financial condition.

We cannot be certain of the availability of credit under our revolving credit facility.

Although we have a revolving line of credit for an amount up to $13 million, our ability to access that line of credit may be negatively impacted if the first lien lender suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of the available funds under our revolving line of credit. If we are unable to borrow the full amount of available credit under the revolving line of credit agreement or are unable to obtain future financing or to refinance our existing credit facilities, our ability to respond to changing economic and business conditions and our results of operations and financial condition could be negatively impacted.

We face significant competition which may negatively impact usage of our services or cause us to lose business opportunities.

The market for our services is increasingly competitive. The widespread adoption of industry standards may make it easier for new market entrants and existing competitors to introduce services that compete against ours. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services. We compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include relay providers such as Sorenson, CSDVRS, Snap, Hamilton and Viable.

Sorenson has substantially greater financial, technical, marketing and distribution resources than we do, and benefits from holding a substantial majority of the VRS market share, estimated at 75% of the VRS market. Additionally, Sorenson has greater name recognition and more established relationships with our target customers. Sorenson also controls an estimated 75% of the end-point video phones distributed in the consumer market which provides them a significant competitive advantage over other relay providers.

We may not have access to sufficient liquidity in the event holders of our Series A Preferred Stock elect to redeem their stock.

Holders of our Series A Preferred Stock may, at any time after January 10, 2013, elect to redeem their Series A Preferred Stock. If such holders elect to redeem their Series A Preferred Stock on or after January 10, 2013, we would be required to pay cash for such shares of Series A Preferred Stock in an amount equal to the Series A Preferred Stock issue price plus all accrued and unpaid dividends on such Series A Preferred Stock. We cannot be certain that we will be sufficiently liquid to satisfy our potential obligation to redeem such Series A Preferred Stock. Even if we had sufficient cash to satisfy our redemption obligations, such a redemption could result in the depletion of our cash, which could reduce our ability to respond to changing economic and business conditions and our results of operations and financial condition could be negatively impacted.

If the growth of the VRS market is less than what we anticipate, our financial results could be adversely affected.

We anticipate significant growth in the VRS market, which currently represents the fastest growing form of relay service. If actual growth in this market is less than what we anticipate, our financial results could be adversely affected.

If we cannot attract and retain interpreters, our ability to provide VRS could be adversely affected.

The success of our VRS business depends on the availability of highly specialized interpreters. To the extent we are not able to attract and retain these interpreters, our ability to provide VRS, and community interpreting, could be adversely affected.

We have historically incurred losses and these losses will continue in the foreseeable future.

The Company has never earned a profit. We had net losses applicable to common stockholders of $8.2 million, $3.8 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. While we believe the acquisitions of Verizon’s TRS division, HOVRS and SLA and VLI will enable us to achieve scale in IP relay, VRS and community interpreting in a quicker-to-market and more cost effective manner than would be the case to grow these businesses organically, we can give no assurance that we will attain the type of revenue enhancements and cost savings necessary to achieve or sustain our revenue or profit goals.

Failure to achieve or sustain our revenue or profit goals would adversely affect our results of operations.

Our ability to achieve or sustain our revenue and profit goals depends on the factors specified elsewhere in “Risk Factors” as well as on a number of factors outside of our control, including the extent to which:

•	our competitors announce and develop or, to the extent permitted by applicable regulations, lower the prices of, competing services;

•	The Federal Communications Commission materially reduces the per-minute reimbursement rates for relay services.

As a result, we may not be able to increase revenue or achieve profitability on a quarterly or annual basis.

We may be unable to execute our business strategy.

Our business strategy is centered on the pursuit of certain priorities, centered on the offering of services to deaf or hard of hearing customers. These priorities and the principal risks associated with each priority include:

•

Development and marketing of new communications services and products, including branded Internet Protocol and Video Relay Services and related hardware. To remain competitive in our primary marketing areas, we must continue to offer innovative products and services. We will be limited in the extent to which we can focus upon technological development by capital constraints, by the time that it takes to commercialize product and service concepts and by the steps that may be taken by our competitors. In our rapidly changing environment, developments that appear to present significant advantages may become more broadly available or surpassed before we are able to benefit from our development efforts. In recent years, our shortage of liquidity has required us to reduce the amount of resources devoted to marketing.

•

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

As a result of the acquisitions of Verizon’s TRS division and HOVRS, control of the Company is concentrated in Clearlake Capital Group, L.P. and its affiliates and certain former stockholders of HOVRS, who own in the aggregate, assuming all of the Company’s outstanding Series A Preferred Stock is converted into common stock as of December 31, 2008, approximately 75% of the outstanding shares of common stock of the Company. If funds are raised in the future through the issuance of equity securities, the percentage ownership of our then-current stockholders will be reduced further and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of such indebtedness would have rights senior to the rights of common stockholders and the terms of such indebtedness could impose restrictions on our operations. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all.

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

Subject to our capital constraints, we intend to continue to explore opportunities to acquire companies or technologies in the future, principally as enhancements to our offerings of products and services to our deaf and hard of hearing customers. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

•	failure to integrate the acquired assets and/or companies with our current business;

•	the price we pay may exceed the value we eventually realize;

•	loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;

•	potential loss of key employees from either our current business or the acquired business;

•	entering into markets in which we have little or no prior experience;

•	diversion of management’s attention from other business concerns;

•	assumption of unanticipated liabilities related to the acquired assets; and

•	the business or technologies we acquire or in which we invest may have limited operating histories, may require substantial working capital, and may be subject to many of the same risks we are.

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

Our business prospects depend in part on our ability to maintain and improve our services as well as to develop new products and services.

We believe that our business prospects depend in part on our ability to maintain and improve our current services and to develop new products and services. Our products and services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our product and service offerings, major new product and services and product and service enhancements require long development and testing periods. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services and product and service enhancements. Additionally, our new products and services and product and service enhancements may not achieve market acceptance.

The Company plans include the launch of new products and we cannot be sure of its acceptance in the marketplace.

The Company’s plans include the launch of a new mobile video phone product in order to increase market penetration and thereby customer usage. We have no assurance that our mobile video phone will be accepted in the marketplace. If the product is not generally accepted, our ability to attract new service participants could be materially impacted. In addition, prior to the launch of our mobile video phone, we have not offered any hardware products. Such product offerings are sold with limited product warranties. If warranty claims are made by customers of our mobile video phone, it would increase the overall costs of such product offering to us and negatively affect our results of operations. We cannot accurately predict the extent to which warranty claims will be made. If the costs are too high or if we are unable to attract new service participants with the sale of the product, our results of operations and financial condition could be negatively impacted.

We will depend on limited sources for the mobile video phone, which exposes us to risks related to product shortages or delays, as well as potential product quality issues, all of which could increase the cost of our products and reduce our operating profits.

Our mobile video phone is available from limited outside supplier(s) due to unique component designs, as well as certain quality and performance requirements. If our mobile video phone becomes unavailable in sufficient quantities in the desired time periods, is discontinued or is available only on unsatisfactory terms, we would be required to purchase the product from other sources and may be required to redesign our product to use components which could delay production and delivery of our product. If production and delivery of our product is delayed such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties could have a material adverse effect on our business, results of operations and financial condition. Our reliance on limited-source of supplier(s) also exposes us to quality control risks if the supplier experiences a failure in its production process or otherwise fails to meet our quality requirements. A failure by a single-source supplier to repair or replace defective products could force us to repair or replace a product utilizing replacement components. If we cannot obtain comparable replacements or redesign our products, we could lose customer orders or incur additional costs, which would have a material adverse effect on our business, results of operations and financial condition.

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

Our existing network services are dependent on near immediate, continuous feeds from various sources. The ability of our users to quickly access data requires timely and uninterrupted connections with our network carriers. Any significant disruption from our backup landline feeds could result in delays in our subscribers’ ability to receive such information. In addition, our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions. A significant barrier to the growth of electronic commerce has been the need for secure and reliable transmission of confidential information. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third party were able to misappropriate our users’ personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our business. There can be no assurance that our systems will operate appropriately if we experience a hardware or software failure. A failure in our systems could cause delays in transmitting data and, as a result, we may lose customers or face litigation that could materially adversely affect our business.

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

Failure to maintain effective internal control over financial reporting could adversely affect our business and the market price of our common stock.

Pursuant to the rules adopted by the SEC under the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting in all annual reports. This report contains, among other things, a statement as to whether or not our internal control over financial reporting is effective and the disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, commencing with our fiscal year ending December 31, 2009, we must obtain an attestation report on our internal control over financial reporting from our independent registered public accounting firm.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board provides the professional standards and related performance guidance for auditors to report on management’s assessment of the effectiveness of internal control over financial reporting. Management’s assessment of internal control over financial reporting requires management to make subjective judgments and some of the judgments will be in areas that may be open to interpretation. Therefore, management’s report on our internal control over financial reporting may be difficult to prepare, and our auditors may not agree with management’s assessment.

If we identify one or more material weaknesses in our internal control over financial reporting, management will not be able to assert its internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

In particular, the FCC issued an order requiring relay service providers to provide appropriate call routing for emergency calls (“E911”), although we have taken significant efforts to comply with the elements of the E911 order and believe that we are within compliance, if the FCC determines that we have not fully complied with the order and if we are thereafter unable to comply with further requests by the FCC, we may be subject to materially adverse FCC action. In addition, the FCC’s November 19, 2007 declaratory ruling may be interpreted to prohibit some or all of our marketing activities and direct customer contact. On March 17, 2008, we filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit challenging this declaratory ruling. However, if our challenge is unsuccessful, our potential inability to market our services or to contact our customers could materially adversely affect our revenues.

Additionally, we are currently undergoing a regulatory investigation by the FCC. Although the investigation is a routine investigation conducted by the FCC periodically, such investigation could result in the imposition of fines. Such investigation could also result in restrictions on our ability to participate in the reimbursement program through the TRS fund. We may also be forced to spend resources on compliance with any orders that are the result of such an investigation. The imposition of fines, restrictions on our ability to participate in reimbursement programs or the creation of compliance programs necessary to satisfy the FCC could have a material adverse effect on our results of operations.

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

As mentioned elsewhere under “Risk Factors,” there has been increased volatility in the capital markets, and we cannot predict the effect such volatility, if it continues or increases, will have on our stock price.

Ownership of our common stock is concentrated in a few holders who are in a position to control substantially all significant corporate transactions we may consider.

As a result of the acquisitions of Verizon’s TRS division and HOVRS, control of the Company is concentrated in Clearlake Capital Group, L.P. and its affiliates and certain former stockholders of HOVRS, who own in the aggregate, assuming all of the Company’s outstanding Series A Preferred Stock is converted into common stock as of December 31, 2008, approximately 75% of the outstanding shares of common stock of the Company. As a result of their stock ownership, these stockholders are in a position to control substantially all significant corporate transactions we may consider in the future.

Shares of our Series A Preferred Stock are subject to anti-dilution rights that could increase the concentration of the ownership of our common stock.

Pursuant to our restated certificate of incorporation, as amended, our Series A Preferred Stock has certain anti-dilution protections. Pursuant to these protections, the number of shares of common stock that the Series A Preferred Stock may convert into will increase in the event that we issue stock at a price lower than the original price of the Series A Preferred Stock in certain circumstances. If the number of shares of common stock into which the Series A Preferred Stock may convert increases, the holders of the Series A Preferred Stock will control an increased percentage of our voting stock and will be in an even greater position to control significant corporate actions.

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

We own no real property. Our properties consist of leased facilities for operational call centers, sales and marketing, research and development, administrative, customer service and technical support personnel. Our corporate headquarters is located in Novato, California, consisting of approximately 17,000 square feet that we lease through September 30, 2015. Our remaining leased facilities are occupied under leases that expire at various times through 2015. We believe that our current facilities or other readily available facilities are adequate to support our existing operations.

Item 3.	Legal Proceedings.

From time to time we are is subject to legal proceedings in the normal course of business. As of March 27, 2009 there were no legal proceedings that management anticipates would have a material adverse effect on the Company. In addition, from time to time we are subject to inquiries and investigations by the FCC. As of March 27, 2009 management was not currently aware of any contemplated government actions against the Company that would have a material adverse effect on the Company, as further discussed in “Risk Factors—Laws and regulations that impact our industry could materially adversely affect our business.”

Item 4.	Submission of Matters to a Vote of Security Holders.

Pursuant to the Action by Written Consent of the Stockholders in Lieu of a Special Meeting, dated as of December 2, 2008, stockholders holding at least a majority of the issued and outstanding shares of our Common Stock and Series A Preferred Stock, voting together on an as-converted basis, approved an amendment to our Certificate of Incorporation to change our name from “GoAmerica, Inc.” to “Purple Communications, Inc.” (the “Name Change Amendment”).

The approval of the Name Change Amendment by the written consent of our stockholders required the consent of the holders of at least a majority of our outstanding shares of Common Stock and Preferred Stock, voting together on an as-converted basis. As of the date of the written consent of our stockholders, 9,184,387 shares of our Common Stock were issued and outstanding and 7,736,944 shares of our Series A Preferred Stock were issued and outstanding. Each share of our Common Stock is entitled to one vote. Each holder of our Series A Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series A Preferred Stock so held could be converted. The outstanding shares of our Preferred Stock were convertible into 8,357,146 shares of Common Stock as of the date of the written consent of our stockholders. The holders of 13,166,809 shares of our Common Stock and Series A Preferred Stock, on an as-converted basis, representing approximately Seventy-Five percent (75%) of the shares entitled to vote, executed the Action by Written Consent of the Stockholders in Lieu of a Special Meeting approving the Name Change Amendment.

On January 16, 2009, the Company filed an Information Statement on Schedule 14C with the SEC with respect to the Name Change Amendment. The Name Change Amendment became effective on February 11, 2009.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our common stock traded on the NASDAQ National Market from our initial public offering in April 2000 until August 28, 2002, at which time our listing moved to the NASDAQ Capital Market. On February 12, 2009, the Company changed its name to Purple Communications, Inc. The Company’s stock ticker symbol has changed from “GOAM” to “PRPL”.

The following table sets forth the high and low sales prices for our common stock for the quarters indicated as reported on the NASDAQ Capital Market.

Quarter Ended	High	Low
March 31, 2007	$10.30	$6.10
June 30, 2007	$6.93	$5.06
September 30, 2007	$6.16	$4.86
December 31, 2007	$7.24	$5.23
March 31, 2008	$7.18	$4.95
June 30, 2008	$7.41	$5.31
September 30, 2008	$7.38	$5.15
December 31, 2008	$5.27	$2.78

As of March 27, 2009, the approximate number of holders of record of our common stock was 100 and the approximate number of beneficial holders of our common stock was approximately 15,000.

Equity Compensation Plan Information

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 1999 Stock Option Plan and the Company’s 2005 Equity Compensation Plan as of December 31, 2008. These plans were the Company’s only equity compensation plans in existence as of December 31, 2008.

Plan Category	(a) Number Of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans approved by Shareholders	2,550,162	$8.20	447,026
Equity Compensation Plans Not approved by Shareholders	—	—	—

Total	2,550,162	$8.20	447,026

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

Purchases of Equity Securities

The following table sets forth the information required regarding repurchases of our Common Stock made during the year ended December 31, 2008.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Dollar Amount of Shares Purchased as Part of Publicly Announced Programs		Maximum Dollar Amount of Shares that can be Purchased Under the Program
October 2008	—		$—	$		$—
November 2008	—		—		—	—
December 2008	5,999	(1)	4.00		23,982	976,018

Total	5,999	(1)	$4.00		$23,982	$976,018

(1)	Represents shares of our Common Stock repurchased in open market transactions under a share repurchase program approved by our Board of Directors in November 2008. A total of $1 million has been authorized for repurchase of Common Stock under this program. As of December 31, 2008, we had purchased a total of 5,999 shares at a value of $23,982 and $976,018 remained available for purchase under this program. This program has a fixed expiration date of December 31, 2009 but, may be terminated by our Board of Directors at any time. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions. The timing of any future purchases will depend upon factors including our share price, cash balances, expected cash requirements and general business and market conditions.

Item 6.	Selected Consolidated Financial Data.

The selected consolidated financial data set forth below with respect to our statement of operations data for the years ended December 31, 2008, 2007 and 2006, and with respect to the consolidated balance sheet data at December 31, 2008 and 2007 are derived from and are qualified by reference to our audited consolidated financial statements and related notes thereto presented elsewhere herein. Our selected consolidated statement of operations data for the years ended December 31, 2005 and 2004 and consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except for share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Relay and interpreting services	$129,251	$16,325	$8,695	$1,261	$—
Other services	830	2,300	4,081	3,670	6,029

Total revenue	130,081	18,625	12,776	4,931	6,029

Costs and expenses:
Cost of relay and interpreting services	74,566	10,538	5,320	—	—
Cost of other services	1,011	2,128	1,491	1,783	3,532
Sales and marketing	11,758	2,293	2,494	1,166	597
General and administrative	29,146	7,405	4,589	4,777	5,411
Research and development	3,290	547	359	363	507
Depreciation and amortization of fixed assets	2,051	356	362	485	804
Amortization of other intangibles	6,519	—	—	639	682

Total costs and expenses	128,341	23,267	14,615	9,213	11,533

Income (loss) from operations	1,740	(4,642)	(1,839)	(4,282)	(5,504)

Other income:
Terminated merger costs	—	—	(490)	—	—
Gain on sale of equipment	33	—	—	—	—
Loss on interest rate cap agreement	(131)	—	—	—	—
Settlement income (losses), net	—	(162)	—	—	1,494
Interest income (expense), net	(7,341)	(106)	169	160	(944)

Total other income (expense)	(7,439)	(268)	(321)	160	550

Loss before benefit from income taxes	(5,699)	(4,910)	(2,160)	(4,122)	(4,954)
Income tax benefit, net	683	1,210	789	764	732

Loss from continuing operations	(5,016)	(3,700)	(1,371)	(3,358)	(4,222)
Loss from discontinued operations	—	—	(589)	(1,014)	(222)

Net loss	(5,016)	(3,700)	(1,960)	(4,372)	(4,444)
Preferred dividends	(3,221)	(50)	—	—	—

Net loss applicable to common stockholders	$(8,237)	$(3,750)	$(1,960)	$(4,372)	$(4,444)

Loss per share-basic and diluted:
Loss from continuing operations	$(0.92)	$(1.68)	$(0.65)	$(1.61)	$(2.37)

Loss from discontinued operations	$—	$—	$(0.28)	$(0.48)	$(0.12)

Basic and diluted net loss per share	$(0.92)	$(1.68)	$(0.93)	$(2.09)	$(2.49)

Weighted average shares used in computation of basic and diluted net loss per share	8,976,403	2,239,080	2,105,184	2,093,445	1,785,403

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,246	$2,368	$3,870	$4,804	$7,098
Working capital (deficit)	12,357	(3,868)	3,617	4,810	8,530
Total assets	165,981	18,298	13,879	14,075	17,986
Total stockholders’ equity	76,516	9,552	11,061	12,498	16,814

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The results shown in this Annual Report on Form 10-K are not necessarily indicative of the results we will achieve in any future periods.

Overview

Purple Communications, Inc., formerly known as GoAmerica, Inc. (“Purple” or the “Company”) is a leading provider of onsite interpreting services, video relay and text relay services, and video remote interpreting, offering a wide array of options designed to meet the varied communication needs of its customers. Our vision is to enable free-flowing communication between people, inclusive of differences in abilities, languages or locations. On January 10, 2008, we acquired certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions, and Hands On Video Relay Services, Inc. (“HOVRS”), a California-based provider of video relay and interpreting services. On July 1, 2008 we acquired Sign Language Associates, Inc. (“SLA”), a DC-based provider of community interpreting services, and Visual Language Interpreting, Inc. (“VLI”), a Virginia-based provider of community interpreting services. During the third quarter of fiscal year 2008, we began consolidation efforts in conjunction with these acquisitions including integrating sales and marketing, research and development and general and administrative functions. As a result of these integration efforts we have incurred $1.1 million of restructuring costs.

The Company

We generate the majority of our revenue from relay and interpreting services. This revenue is made up of video relay, IP relay, traditional telerelay and speech-to-speech service and community interpreting. During 2008, video relay revenue accounted for 50.2% of our overall revenue and 50.5% of the relay and interpreting services revenue. IP relay, traditional telerealy and speech-to-speech revenue accounted for 40.8% of our overall revenue and 41.1% of our relay and interpreting services revenue. Community interpreting revenue accounted for 8.4% of our overall revenue and 8.4% of our relay and interpreting services revenue. Revenue is recognized when services are provided or earned.

Relay and interpreting services revenue accounted for approximately 99.4%, 87.7% and 68.0% of our total revenue during 2008, 2007 and 2006, respectively. Historically, we derived revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. Revenues recognized from these products accounted for approximately 0.6%, 12.3% and 32.8% of our total revenues during 2008, 2007 and 2006, respectively. We anticipate further declines in this revenue as we decrease marketing of these services. We are transitioning our source of revenue in an effort to increase volume and improve results of operations.

Our sales and marketing expenses consist primarily of compensation and related costs for marketing personnel, advertising and promotions, travel and entertainment and other related costs. We expect sales and marketing expenses to increase during 2009 as compared to 2008 as we expand our user base for relay and interpreting services through our acquisitions that were completed in fiscal year 2008. Our general and administrative expenses consist primarily of compensation and related costs for general corporate and business development, along with rent and other related costs. We expect general and administrative expenses to decrease as we complete the integration efforts related to the acquisitions. Our research and development expenses consist primarily of compensation and related costs and professional service fees. Depreciation and amortization expenses consist primarily of depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases. Amortization of other intangibles relates to the amortization of identified intangible assets resulting from the 2008 acquisitions.

Net interest expense consists primarily of interest incurred on debt and is partially offset by interest earned on cash and cash equivalents. Interest expense in 2008 increased materially over prior periods as a result of increased amount of debt we incurred in January 2008 to partially fund acquisitions.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts receivable, recoverability of our goodwill and other intangible assets and stock based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Our significant accounting policies are discussed in Note 2 (Significant Accounting Policies) to the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K. The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, recoverability of goodwill and other intangible assets and stock based compensation. The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Revenue Recognition

Recently, we have derived our revenue primarily from relay and interpreting services. Revenue from relay and interpreting services is recognized as revenue when services are provided or earned. In the event that we determine that all of the criteria for recognition of revenue have not been met for a transaction, the amount of revenue that we recognize in a given reporting period could be adversely affected.

Accounts Receivable

We estimate the collectability of our trade accounts receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to current market conditions.

Recoverability of Goodwill and Other Intangible Assets

In assessing the recoverability of our goodwill, other intangibles and other long-lived assets, we must make assumptions regarding estimated future cash flows. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. As of December 31, 2008, we had approximately $70 million of goodwill and $56 million of intangible assets, primarily resulting from our acquisitions in 2008. For the three year period ended December 31, 2008, we did not record any impairment charges.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment . Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model requires various judgmental assumptions including expected volatility, forfeiture rates, and expected option life. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future.

Results of Operations

The following table sets forth, for the years ended December 31, 2008, 2007, and 2006, the percentage relationship to net revenues of certain items included in the Company’s consolidated statements of operations.

(In thousands)	2008		2007		2006
	$	%	$	%	$	%
Revenues:
Relay and interpreting services	$129,251	99.4	$16,325	87.7	$8,695	68.0
Other services	830	0.6	2,300	12.3	4,081	32.0

	130,081	100.0	18,625	100.0	12,776	100.0

Costs and expenses:
Cost of relay and interpreting services	74,566	57.3	10,538	56.6	5,320	41.6
Cost of other services	1,011	0.8	2,128	11.4	1,491	11.7
Sales and marketing	11,758	9.0	2,293	12.3	2,494	19.5
General and administrative	29,146	22.4	7,405	39.8	4,589	35.9
Research and development	3,290	2.5	547	2.9	359	2.8
Depreciation and amortization	2,051	1.6	356	1.9	362	2.8
Amortization of other intangibles	6,519	5.0	—	—	—	—

	128,341	98.6	23,267	124.9	14,615	114.4

Income (loss) from operations	1,740	1.4	(4,642)	(24.9)	(1,839)	(14.4)

Other income (expense):
Terminated merger costs	—	—	—	—	(490)	(3.8)
Gain on sale of equipment	33	0.0	—	—	—	—
Loss on interest rate cap agreement	(131)	(0.1)	—	—	—	—
Settlement losses	—	—	(162)	(0.9)	—	—
Interest income (expense), net	(7,341)	(5.6)	(106)	(0.6)	169	1.3

Total other income (expense)	(7,439)	(5.7)	(268)	(1.5)	(321)	(2.5)

Loss before benefit from income taxes	(5,699)	(4.4)	(4,910)	(26.4)	(2,160)	(16.9)
Income tax benefit, net	683	0.5	1,210	6.5	789	6.2

Loss from continuing operations	(5,016)	(3.9)	(3,700)	(19.9)	(1,371)	(10.7)
Loss from discontinued operation	—	—	—	—	(589)	(4.6)

Net loss	(5,016)	(3.9)	(3,700)	(19.9)	(1,960)	(15.3)
Preferred dividends	(3,221)	(2.5)	(50)	(0.3)	—	—

Net loss applicable to common stockholders	$(8,237)	(6.3)	$(3,750)	(20.2)	$(1,960)	(15.3)

The following table sets forth the period over period percentage increases or decreases of certain items included in the Company’s consolidated statements of operations.

	Years Ended December 31,				Years Ended December 31,
(In thousands)	Change				Change
	2008	2007	$	%	2007	2006	$	%
Revenues:
Relay and interpreting services	$129,251	$16,325	$112,926	691.7	$16,325	$8,695	$7,630	87.8
Other services	830	2,300	(1,470)	(63.9)	2,300	4,081	(1,781)	(43.6)

Total revenue	130,081	18,625	111,456	598.4	18,625	12,776	5,849	45.8
Costs and expenses:
Cost of relay and interpreting services	74,566	10,538	64,028	607.6	10,538	5,320	5,218	98.1
Cost of other services	1,011	2,128	(1,117)	(52.5)	2,128	1,491	637	42.7
Sales and marketing	11,758	2,293	9,465	412.8	2,293	2,494	(201)	(8.1)
General and administrative	29,146	7,405	21,741	293.6	7,405	4,589	2,816	61.4
Research and development	3,290	547	2,743	501.4	547	359	188	52.4
Depreciation and amortization	2,051	356	1,695	476.1	356	362	(6)	(1.7)
Amortization of other intangibles	6,519	—	6,519	100.0	—	—	—	—

	128,341	23,267	105,074	451.6	23,267	14,615	8,652	59.2

Income (loss) from operations	1,740	(4,642)	6,382	(137.5)	(4,642)	(1,839)	(2,803)	(152.4)
Other income (expense):
Terminated merger costs	—	—	—	—	—	(490)	490	—
Gain on sale of equipment	33	—	33	100.0	—	—	—	—
Loss on interest rate cap agreement	(131)	—	(131)	(100.0)	—	—	—	—
Settlement losses	—	(162)	162	—	(162)	—	(162)	—
Interest income (expense), net	(7,341)	(106)	(7,235)	(6,825.7)	(106)	169	(275)	(162.7)

Total other income (expense)	(7,439)	(268)	(7,171)	(2,639.3)	(268)	(321)	53	(16.5)

Loss before benefit from income taxes	(5,699)	(4,910)	(789)	(16.1)	(4,910)	(2,160)	(2,750)	(127.3)
Income tax benefit, net	683	1,210	(527)	(43.5)	1,210	789	421	53.4

Loss from continuing operations	(5,016)	(3,700)	(1,316)	(35.5)	(3,700)	(1,371)	(2,329)	(169.9)
Loss from discontinued operation	—	—	—	—	—	(589)	589	—

Net loss	(5,016)	(3,700)	(1,316)	(35.5)	(3,700)	(1,960)	(1,740)	(88.8)
Preferred dividends	(3,221)	(50)	(3,171)	(6,342.4)	(50)	—	(50)	(100.0)

Net loss applicable to common stockholders	$(8,237)	$(3,750)	$(4,487)	(119.5)	$(3,750)	$(1,960)	$(1,790)	(91.3)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Relay and interpreting services revenue. Relay service revenue increased to $129.3 million for the year ended December 31, 2008 from $16.3 million for the year ended December 31, 2007. This increase was primarily due to the acquisitions of certain assets of the Verizon TRS division, Hands on Video Relay Services, Inc, Sign Language Associates and Visual Language Interpreting, Inc. We expect relay and interpreting services to increase as we expand our user base for these services.

Other revenue. Other revenue consisting of subscriber, commission and equipment revenue decreased to $0.8 million for the year ended December 31, 2008 from $2.3 million for the year ended December 31, 2007. We expect this revenue to decrease as we do not intend to devote significant resources to these services.

Cost of relay and interpreting services revenue. Cost of relay services revenue increased to $74.6 million for the year ended December 31, 2008 from $10.5 million for the year ended December 31, 2007. This increase was primarily due to the acquisitions of certain assets of the Verizon TRS division, Hands on Video Relay Services, Inc, Sign Language Associates and Visual Language Interpreting, Inc. We expect the costs of relay and interpreting services revenue will increase in future periods as we expand our user base for these services, but at a lower rate than increases in corresponding revenue due to expected cost efficiencies resulting from the combination of the businesses we acquired in 2008.

Cost of other revenue. Cost of other revenue was $1.0 million for the year ended December 31, 2008 from $2.1 million for the year ended December 31, 2007. We expect the cost of other revenue to decrease as we do not intend to devote significant resources to these services.

Sales and marketing. Sales and marketing expenses were $11.8 million for the year ended December 31, 2008 from $2.3 million for the year ended December 31, 2007. The increase was primarily due to (i) the acquisitions of certain assets of the Verizon TRS division, Hands on Video Relay Services, Inc, Sign Language Associates and Visual Language Interpreting, Inc. and (ii) $0.1 million of related restructuring cost. We expect sales and marketing expenses to increase as we continue to introduce new products and services to the marketplace.

General and administrative. General and administrative expenses increased to $29.1 million for the year ended December 31, 2008 from $7.4 million for the year ended December 31, 2007. The increase was primarily due to (i) the acquisitions of certain assets of the Verizon TRS division, Hands on Video Relay Services, Inc, Sign Language Associates and Visual Language Interpreting, Inc., including $3.1 million of stock-based compensation related to the assumption of Hands On Video Relay, Inc. options, acceleration of vesting of previously granted restricted stock and new stock option grants. In addition, professional service fees increased by $8.6 million, salaries and benefits for personnel performing business development and general corporate activities increased by approximately $8.4 million and we incurred $0.8 million of related restructuring cost. We expect general and administrative expenses to decrease as we complete the integration efforts relating to the acquisitions.

Research and development . Research and development expense increased to $3.3 million for the year ended December 31, 2008 from $0.5 million for the year ended December 31, 2007. This increase was due to increased personnel performing research and development functions and $0.2 million of restructuring related charges. We expect research and development expenses to increase as we continue to develop and maintain our relay technologies.

Amortization of intangible assets . We recorded amortization of intangible assets of $6.5 million for the year ended December 31, 2008 related to the amortization of identified intangible assets resulting from the acquisitions of certain assets of the Verizon TRS division, Hands on Video Relay Services, Inc, Sign Language Associates and Visual Language Interpreting, Inc. There was no corresponding amount for the year ended December 31, 2007. We expect to continue to report amortization of our intangible based upon their estimated useful lives.

Loss on interest rate cap agreement. We recognized a loss of 0.1 million for the year ended December 31, 2008 related to an interest rate cap agreement with Bank of America, N.A. There was no corresponding amount for the year ended December 31, 2007. We expect the loss on the interest rate cap agreement to fluctuate as we record changes in the fair market value of the instrument.

Interest income (expense), net. We incurred net interest expense of $7.3 million for the year ended December 31, 2008 compared to net interest expense of $0.1 million for the year ended December 31, 2007. This increase was due to interest expense incurred and amortization of debt discount and deferred origination fees in connection with the debt incurred in January 2008 to partially fund our acquisitions of certain assets of the Verizon TRS division and Hands on Video Relay Services, Inc.

Income tax benefit . Income tax benefit, which consists of income tax and the sale of certain state net operating loss carry-forwards, was $0.7 million for the year ended December 31, 2008 and $1.2 million for the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Relay and interpreting services revenue. Relay service revenue increased to $16.3 million for the year ended December 31, 2007 from $8.7 million for the year ended December 31, 2006. This increase was primarily due to our obtaining FCC certification in June 2006, allowing us to bill directly for service usage as opposed to submitting through a third party provider as in prior periods, as well as increased usage of our i711.com™ telecommunications relay service which was launched in March 2005. In addition, during December 2006, we began offering our i711® Video Relay Service (VRS).

Other revenue. Other revenue decreased to $2.3 million for the year ended December 31, 2007 from $4.1 million for the year ended December 31, 2006.

Cost of relay services revenue. Cost of relay services revenue increased to $10.5 million for the year ended December 31, 2007 from $5.3 million for the year ended December 31, 2006. This increase was due to increased third party service fees related to our i711.com™ telecommunications relay service and our i711® Video Relay Service (VRS). We began offering VRS during December 2006.

Cost of other revenue. Cost of other revenue increased to $2.1 million for the year ended December 31, 2007 from $1.5 million for the year ended December 31, 2006. This change was primarily due increased cost in our text based wireless services and increased equipment cost.

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

Research and development . Research and development expense increased to $0.5 million for the year ended December 31, 2007 compared to $0.4 million for the year ended December 31, 2006. This increase was due to increased personnel performing research and development functions.

Interest income (expense), net. We incurred net interest expense of $0.1 million for the year ended December 31, 2007 compared to net interest income of $0.1 million for the year ended December 31, 2006. This increase was due to interest expense incurred in connection with a credit agreement more fully described in note 5 to the consolidated financial statements.

Income tax benefit Income tax benefit, which consists of the sale of certain state net operating loss carry forwards, was $1.2 million for the year ended December 31, 2007 and $0.8 million for the year ended December 31, 2006.

Discontinued operations. We recorded a loss from discontinued operations of $0.6 million for the year ended December 31, 2006. This relates to our prepaid calling card division which was sold in October 2006.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and as of December 31, 2008 had an accumulated deficit of $287.2 million. During 2008, we incurred a net loss of $8.2 million. As of December 31, 2008 we had $13.2 million in cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs throughout 2009. We currently have a secured $13.0 million unfunded credit revolver which creates additional liquidity if needed. We currently have no borrowings outstanding under this credit facility.

On January 10, 2008, we acquired certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions for $46.0 million in cash and Hands On Video Relay Services, Inc., a California-based provider of video relay and interpreting services, for $35.0 million in cash, approximately 6,700,000 shares of common stock and assumption of 276,246 stock options. These acquisitions were financed through a $40.0 million first lien credit agreement, $30.0 million second lien credit agreement and $38.5 million of equity financing from the sale of 7,446,809 shares of Series A preferred stock at a price of $5.17 per share. Interest on the loans under the first lien credit agreement is at variable rates which can be linked to LIBOR plus the applicable margin, or at a “base rate” of the higher of the U.S. prime rate quoted by The Wall Street Journal and the Federal Funds Rate plus 0.5% per annum, plus the applicable margin. The applicable margin ranges from 4.25% to 5.00% for LIBOR based loans and 3.25% to 4.00% for base rate based loans, depending upon our debt leverage ratio. The maturity date of the first lien credit agreement term loan is January 10, 2014, and the maturity date for revolving loans made from time to time is January 10, 2013. Interest on the loan under the second lien credit agreement accrues at LIBOR plus 9% per annum. The maturity date of the second lien credit agreement term loan is January 10, 2015.

On July 1, 2008 the Company acquired all of the outstanding stock of two sign language interpreting companies, Sign Language Associates (“SLA”) and Video Language Interpreting (“VLI”), for a total purchase price of $7.0 million. A total of $5.0 million was paid at closing, which included a $0.3 million escrow fund payment with the remaining installments due over the next two years contingent upon certain requirements within the stock purchase agreement.

Net cash provided by operating activities for the year ended December 31, 2008 was $5.6 million principally resulting from our operating profit and changes in our operating assets and liabilities.

Net cash used by investing activities equaled $12.6 million which included the cash paid for acquired entities and purchase of equipment and leasehold improvements.

Net cash generated by financing activities was $17.9 million resulting primarily from the issuance of preferred stock and financing of debt as part of the January 10, 2008 acquisitions described above.

As of December 31, 2008, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $13.9 million of which $3.2 million is payable in 2009.

The following table summarizes our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

December 31, (In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual obligations:
Capital lease obligations	$463	$222	$156	$86	$—
Operating lease obligations	13,826	3,234	7,402	2,453	795
Loan payable	69,600	400	1,200	38,000	30,000

Total contractual cash obligations	$83,889	$3,856	$8,758	$40,539	$30,795

Other commercial commitments:
Standby letter of credit	$150	$150	—	—	—

Total commercial commitment	$150	$150	—	—	—

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 . SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 160 on its results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133 . (“SFAS 161”) amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short term maturities of these investments. As of December 31, 2008 the carrying value of our cash and cash equivalents approximates fair value.

We had $69.6 million of variable interest rate debt outstanding at December 31, 2008. The variable interest rates we pay on this debt may expose us to market risk due to changes in interest rates. The First Lien Credit agreement with Churchill Financial, LLC and Ableco Finance LLC, bears variable interest rates linked to LIBOR or at a base rate of the higher of the U.S. prime rate and the Federal Funds Rate plus 0.5% per annum, plus an applicable margin ranging from 3.25% – 5.00%. The Second Lien Credit agreement with Clearlake Capital Group, L.P., bears variable interest at LIBOR plus 9% per annum. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $0.7 million based on the debt as of December 31, 2008. To mitigate the risk, the Company currently holds an interest rate cap agreement with Bank of America, N.A. with a notional amount of $35.0 million which calls for a rate cap of 5.5%.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company’s internal control structure concerning financial reporting was negatively impacted by the series of acquisitions entered into during fiscal year 2008. The acquired Companies did not maintain effective controls over financial statement reporting. As part of the due diligence around the acquisitions it was expected that consolidation and integration of financial accounting operations would be appropriate to bring all entities to one common set of controls and processes to enhance efficiencies and increase effectiveness of the controls around financial reporting, including integration of financial reporting systems and restructuring of administrative and financial personnel.

Specifically, we identified the following material weaknesses:

•

We did not maintain sufficient staffing of personnel with an appropriate level of knowledge, experience and training in the application of GAAP and in internal control over financial reporting commensurate with our financial reporting requirements.

•	We did not maintain and communicate sufficient formalized and consistent finance and accounting policies and procedures.

•

We did not maintain effective controls over our financial close and reporting process including failure to maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

The control deficiencies mentioned above could result in misstatements of the aforementioned financial statement accounts and disclosures that may not be prevented or detected and that could result in a material misstatement of our annual or interim consolidated financial statements. Accordingly, management has determined that each of the control deficiencies listed above constitutes a material weakness. Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the Internal Control—Integrated Framework issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses, Management has engaged in, and continues to engage in, substantial efforts to address our internal control deficiencies over financial reporting and the ineffectiveness of our disclosure controls and procedures. The Company has added significant skills and competencies to our corporate finance and accounting function by hiring individuals with stronger technical skills and significant experience in areas deemed appropriate to their assigned responsibilities, converted all acquired companies to a common chart of accounts and a single enterprise system, centralized all transaction processing functions in one location with a common set of controls and procedures and increased financial analytics for comparable and reasonable testing.

The foregoing initiatives have enabled us to significantly improve our control environment, the completeness and accuracy of underlying accounting data, and the timeliness with which we are able to close our books. Management is committed to continuing efforts aimed at fully achieving an operationally effective control environment and timely filing of regulatory required financial information. The remediation efforts noted above are subject to the Company’s internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting, we performed additional procedures, so that our consolidated financial statements as of and for the year ended December 31, 2008, are presented in accordance with GAAP. Our additional procedures included, but were not limited to performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations, comprehensive search for unrecorded liabilities at December 31, 2008 and extensive analyses of balance sheet accounts. The completion of these and other procedures resulted in the identification of adjustments related to our consolidated financial statements as of and for the year ended December 31, 2008. Management believes that none of the material weaknesses identified require the restatement of any previously reported financial statements.

We believe that because we performed the substantial additional procedures described above and made appropriate adjustments, the consolidated financial statements for the periods included in this Annual Report are fairly stated in all material respects in accordance with GAAP.

Item 9B.	Other Information—None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We maintain a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and to persons performing similar functions. A copy of this code of ethics is posted on our Web site accessible at http://www.purple.us/Company_info/ethics_execs.php. We intend to post any amendment to, or waiver from, any provision in our code of ethics that applies to such officers on our website.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2009.

PURPLE COMMUNICATIONS, INC.

By:	/s/ DANIEL R. LUIS
Daniel R. Luis,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AARON DOBRINSKY	Chairman of the Board	March 31, 2009
Aaron Dobrinsky

/s/ DANIEL R. LUIS	Chief Executive Officer (Principal Executive Officer)	March 31, 2009
Daniel R. Luis

/s/ EDMOND ROUTHIER	President and Vice Chairman	March 31, 2009
Edmond Routhier

/s/ JOHN FERRON	Chief Operating Officer & Chief Financial Officer (Principal Accounting Officer)	March 31, 2009
John Ferron

/s/ BEHDAD EGHBALI	Director	March 31, 2009
Behdad Eghbali

/s/ STEVEN CHANG	Director	March 31, 2009
Steven Chang

/s/ BILL MCDONAGH	Director	March 31, 2009
Bill McDonagh

/s/ STEVE ESKENAZI	Director	March 31, 2009
Steve Eskenazi

/s/ CHRISTOPHER GIBBONS	Director	March 31, 2009
Christopher Gibbons

EXHIBIT INDEX ‡

ITEM 15(b)

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of August 1, 2007, by and between MCI Communications Services, Inc. and GoAmerica Relay Services Corp. (formerly Acquisition 1 Corp.) (Incorporated by reference to Annex A to Purple Communications’ Definitive Proxy Materials filed with the SEC on November 9, 2007)

2.2	Amended and Restated Stock Purchase Agreement, dated as of September 12, 2007, by and between Purple Communications and the Investors parties thereto (Incorporated by reference to Annex B to Purple Communications’ Definitive Proxy Materials filed with the SEC on November 9, 2007)

2.3	Agreement and Plan of Merger, dated as of September 12, 2007, by and among Purple Communications, HOVRS Acquisition Corporation, Hands On Video Relay Services, Inc. and Bill M. McDonagh, as Stockholder Representative, as amended (Incorporated by reference to Annex D to Purple Communications’ Definitive Proxy Materials filed with the SEC on November 9, 2007)

3.1	Fourth Amended and Restated Certificate of Incorporation of Purple Communications, Inc. (as amended through February 11, 2008) (filed herewith)

3.2	Amended and Restated By-laws of Purple Communications, Inc. (as amended and restated through June 25, 2008) (Incorporated by reference to Exhibit 3.2 to Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2008)

4.1	Warrant Certificate, dated as of November 14, 2003, issued to Stellar Continental LLC (Incorporated by reference to Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2003)

4.2	Warrant to Purchase Common Stock of Purple Communications, Inc., issued to Derek Caldwell as nominee for Sunrise Securities Corp. (Incorporated by reference to Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003)

4.3	Warrant to Purchase Common Stock of Purple Communications, Inc., issued to Amnon Mandelbaum as nominee for Sunrise Securities Corp. (Incorporated by reference to Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003)

10.1	Form of Invention Assignment and Non-Disclosure Agreement by and between Purple Communications and its employees (Incorporated by reference to Purple Communications’ Registration Statement on Form S-1) (File No. 333-94801)

10.2	Form of Indemnification Agreement by and between Purple Communications and each of its directors and executive officers (Incorporated by reference to Purple Communications’ Registration Statement on Form S-1) (File No. 333-94801)

10.3	Amended and Restated Employment Agreement by and between Purple Communications, Inc. and Daniel R. Luis, dated as of November 8, 2005 (Incorporated by reference to Purple Communications’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005)

10.4	Employment Agreement by and between Purple Communications and Aaron Dobrinsky, dated as of May 6, 2002 (Incorporated by reference to Purple Communications’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2002) (File No. 000-29359), as amended by Amendment No. 1, dated as of March 10, 2004 (Incorporated by reference to Purple Communications’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2004)

Exhibit No.	Description of Exhibit
10.5	Amended and Restated Employment Agreement by and between Purple Communications and Jesse Odom, dated as of November 8, 2005 (Incorporated by reference to Purple Communications’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005)

10.6	Amended and Restated Employment Agreement by and between Purple Communications and Donald G. Barnhart, dated as of November 8, 2005 (Incorporated by reference to Purple Communications’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005)

10.7	Employment Agreement by and between Purple Communications and Wayne D. Smith, dated as of November 8, 2005 (Incorporated by reference to Purple Communications’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005)

10.8	GoAmerica Communications Corp. 1999 Stock Option Plan (Incorporated by reference to Purple Communications’ Registration Statement on Form S-1) (File No. 333- 94801)

10.9	Purple Communications, Inc. 1999 Stock Plan (Incorporated by reference to Purple Communications’ Registration Statement on Form S-1) (File No. 333-94801)

10.10	Purple Communications, Inc. Employee Stock Purchase Plan (Incorporated by reference to Purple Communications’ Registration Statement on Form S-1) (File No. 333-94801)

10.11	Purple Communications, Inc. Amended and Restated 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 of Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2008)

10.12	Lease Agreement dated as of August 1, 2004, by and between GoAmerica Communications Corp. and Stellar Continental LLC, as amended by Amendment No. 1, dated as of August 1, 2004 (Incorporated by reference to Purple Communications’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005) (File No. 000-29359)

10.13	Purchase Agreement, dated as of December 19, 2003, by and between Purple Communications and the Investors set forth therein (Incorporated by reference to Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003)

10.14	Registration Rights Agreement, dated as of December 19, 2003, by and between Purple Communications and the Investors set forth therein (Incorporated by reference to Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003)

10.15	Short Term Loan Agreement between Hands On Video Relay Services, Inc. and Hands On Sign Language Services, Inc., and Purple Communications entered into on May 2, 2005 (Incorporated by reference to Purple Communications’ Quarterly Report on Form 10-Q filed on May 12, 2005)

10.16	First Lien Credit Agreement, dated as of January 10, 2008, by and among Purple Communications as borrower, the lenders party thereto, Churchill Financial LLC, as administrative agent and Ableco Financial LLC, as collateral agent (Incorporated by reference to Exhibit 10.1 to Purple Communications’ Current Report on Form 8-K filed with the SEC on January 16, 2008)

10.17	Second Lien Credit Agreement, dated as of January 10, 2008, by and among Purple Communications, as borrower, the lenders party thereto and Clearlake Capital Group, L.P., as administrative agent (Incorporated by reference to Exhibit 10.2 to Purple Communications’ Current Report on Form 8-K filed with the SEC on January 16, 2008)

10.18	First Lien Guaranty and Security Agreement, dated as of January 10, 2008, among Purple Communications, as borrower, and each grantor from time to time party thereto and Ableco Financial LLC, as collateral agent (Incorporated by reference to Exhibit 10.3 to Purple Communications’ Current Report on Form 8-K filed with the SEC on January 16, 2008)

Exhibit No.	Description of Exhibit
10.19	Second Lien Guaranty and Security Agreement, dated as of January 10, 2008, among Purple Communications, as borrower, and each grantor from time to time party thereto and Clearlake Capital Group, L.P., as administrative agent (Incorporated by reference to Exhibit 10.4 to Purple Communications’ Current Report on Form 8-K filed with the SEC on January 16, 2008)

10.20	Intercreditor Agreement, dated as of January 10, 2008, by and among Churchill Financial, LLC, Ableco Financial LLC and Clearlake Capital Group, L.P. (Incorporated by reference to Exhibit 10.5 to Purple Communications’ Current Report on Form 8-K filed with the SEC on January 16, 2008)

10.21	Amended and Restated Investor Rights Agreement, dated as of January 10, 2008, by and among Purple Communications, certain Clearlake entities and certain former shareholders of Hands On Video Relay Services, Inc. (Incorporated by reference to Exhibit 10.6 to Purple Communications’ Current Report on Form 8-K filed with the SEC on January 16, 2008)

10.22	Lock-Up and Registration Rights Agreement, dated January 10, 2008, among Purple Communications and certain former stockholders of Hands On Video Relay Services, Inc. (Incorporated by reference to Exhibit 10.7 to Purple Communications’ Current Report on Form 8-K filed with the SEC on January 16, 2008)

10.25	Executive Employment Agreement, dated March 19, 2008, between Purple Communications and Daniel R. Luis (Incorporated by reference to Exhibit 10.1 to Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2008)

10.26	Executive Employment Agreement, dated March 19, 2008, between Purple Communications and Edmond Routhier (Incorporated by reference to Exhibit 10.2 to Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2008)

10.27	Executive Employment Agreement, dated April 1, 2008, between Purple Communications and John Ferron (Incorporated by reference to Exhibit 10.1 to Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2008)

10.28	First Amendment and Waiver to Credit Agreement, dated May 2, 2008, among Purple Communications, the lenders identified on the signature pages thereto, Churchill Financial LLC and Ableco Finance LLC (Incorporated by reference to Exhibit 10.1 to Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2008)

10.29	First Amendment and Waiver to Second Lien Credit Agreement, dated May 1, 2008, among the lenders identified on the signature pages thereto, Purple Communications and Clearlake Capital Group, L.P. (Incorporated by reference to Exhibit 10.2 to Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2008)

10.30	Second Amendment to Credit Agreement, dated June 12, 2008, among Purple Communications, the lenders identified on the signature pages thereto, Churchill Financial LLC and Ableco Finance LLC (Incorporated by reference to Exhibit 10.1 to Purple Communications’ Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 2, 2008)

10.31	Second Amendment to Second Lien Credit Agreement, dated June 12, 2008, among the lenders identified on the signature pages thereto, Purple Communications and Clearlake Capital Group, L.P. (Incorporated by reference to Exhibit 10.2 to Purple Communications’ Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 2, 2008)

10.32	Third Amendment and Consent to First Lien Credit Agreement, dated December 3, 2008, among Purple Communications, the letter of credit issuers thereto, Churchill Financial LLC and Ableco Finance LLC (Incorporated by reference to Exhibit 10.1 to Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2008)

Exhibit No.	Description of Exhibit
10.33	Third Amendment and Consent to Second Lien Credit Agreement, dated December 8, 2008, among the lenders identified on the signature pages thereto, Purple Communications and Clearlake Capital Group, L.P. (Incorporated by reference to Exhibit 10.2 to Purple Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2008)

10.34	Agreement to Separation Agreement and Release Terms, dated February 10, 2009, between Carol Barnhart and the Company.

10.35	Separation Agreement and Mutual General Release, dated July 17, 2008, between Jesse Odom and the Company.

21.1	List of subsidiaries of Purple Communications, Inc. (filed herewith)

23.1	Consent of WithumSmith+Brown, PC (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

‡	Certain schedules and exhibits to the documents listed in this index are not being filed herewith or have not been previously filed because we believe that the information contained therein is not material. Upon request therefor, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.

PURPLE COMMUNICATIONS, INC.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors,

Purple Communications, Inc.

We have audited the accompanying consolidated balance sheets of Purple Communications, Inc. (formerly GoAmerica, Inc.) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2008, 2007 and 2006 as listed in the index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Purple Communications, Inc. as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey

March 31, 2009

PURPLE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$13,246	$2,368
Accounts receivable, less allowance for doubtful accounts of $377 and $292 in 2008 and 2007, respectively	15,463	1,960
Merchandise inventories, net	385	206
Prepaid expenses and other current assets	1,216	220

Total current assets	30,310	4,754
Restricted cash	350	200
Property, equipment and leasehold improvements, net	7,674	917
Intangible assets, net	56,485	—
Goodwill	70,295	6,000
Deferred acquisition costs	—	5,060
Deferred financing costs	675	1,162
Other assets	192	205

Total assets	$165,981	$18,298

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,276	$1,285
Accrued expenses	15,087	3,623
Deferred revenue	—	94
Loans payable	—	3,532
Current portion of long term debt	400	—
Other current liabilities	190	88

Total current liabilities	17,953	8,622
Accrued preferred dividends	3,271	50
Long term debt less current portion, net of discount of $1,934 at December 31, 2008	67,266	—
Other long term liabilities	975	74
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized: 11,671,180 and 4,351,943 shares in 2008 and 2007 respectively; Series A issued and outstanding: 7,736,944 and 290,135, 2008 and 2007, respectively (liquidation value $43,272)	77	3
Common stock, $.01 par value; authorized: 50,000,000 and 200,000,000, 2008 and 2007 respectively; issued and outstanding : 9,184,387 and 2,486,668, 2008 and 2007 respectively	92	25
Additional paid-in capital	363,751	288,667
Accumulated deficit	(287,194)	(278,957)
Treasury stock, at cost, 30,062 and 24,063 shares, 2008 and 2007 respectively	(210)	(186)

Total stockholders’ equity	76,516	9,552

Total liabilities and stockholders’ equity	$165,981	$18,298

See accompanying Notes to Consolidated Financial Statements

PURPLE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	2008	2007	2006
Revenues:
Relay and interpreting services	$129,251	$16,325	$8,695
Other	830	2,300	4,081

Total revenue	130,081	18,625	12,776

Costs and expenses:
Cost of relay and interpreting services	74,566	10,538	5,320
Cost of other revenue	1,011	2,128	1,491
Sales and marketing	11,758	2,293	2,494
General and administrative	29,146	7,405	4,589
Research and development	3,290	547	359
Depreciation and amortization of fixed assets	2,051	356	362
Amortization of other intangibles	6,519	—	—

Total costs and expenses	128,341	23,267	14,615

Income (loss) from operations	1,740	(4,642)	(1,839)
Other income (expense):
Terminated merger costs	—	—	(490)
Gain on sale of equipment	33	—	—
Loss on interest rate cap agreement	(131)	—	—
Settlement losses	—	(162)	—
Interest income (expense), net	(7,341)	(106)	169

Total other income (expense)	(7,439)	(268)	(321)

Loss before benefit from income taxes	(5,699)	(4,910)	(2,160)
Income tax benefit, net	683	1,210	789

Loss from continuing operations	(5,016)	(3,700)	(1,371)
Loss from discontinued operations	—	—	(589)

Net loss	(5,016)	(3,700)	(1,960)
Preferred dividends	(3,221)	(50)	—

Net loss applicable to common stockholders	$(8,237)	$(3,750)	$(1,960)

Loss per share-Basic and Diluted:
Loss from continuing operations	$(0.92)	$(1.68)	$(0.65)
Loss from discontinued operations	$—	$—	$(0.28)

Basic and Diluted net loss per share	$(0.92)	$(1.68)	$(0.93)

Weighted average shares used in computation of basic and diluted net loss per share	8,976,403	2,239,080	2,105,184

See accompanying Notes to Consolidated Financial Statements

PURPLE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Deferred employee compensation	Accumulated deficit	Treasury Stock		Total Stockholders’ equity
	Number of Shares	Amount	Number of Shares	Amount				Number of Shares	Amount
Balance at December 31, 2005	—	—	2,362,514	$24	$287,137	$(1,230)	(273,247)	24,063	$(186)	$12,498
Elimination of deferred employee compensation against APIC upon FAS 123 adoption	—	—	—	—	(1,230)	1,230	—	—	—	—
Issuance of restricted stock to directors	—	—	92,500	1	(1)	—	—	—	—	—
Issuance of restricted stock to consultants	—	—	30,000	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of options	—	—	1,654	—	7	—	—	—	—	7
Stock based consulting expense	—	—	—	—	61	—	—	—	—	61
Stock based compensation – employees and directors	—	—	—	—	455	—	—	—	—	455
Net loss	—	—	—	—	—	—	(1,960)	—	—	(1,960)

Balance at December 31, 2006	—	—	2,486,668	$25	$286,429	__	$(275,207)	24,063	$(186)	$11,061
Issuance of preferred stock, net	290,135	3	—	—	1,457	—	—	—	—	1,460
Stock based consulting expense	—	—	—	—	125	—	—	—	—	125
Stock based compensation – employees and directors	—	—	—	—	656	—	—	—	—	656
Preferred dividend	—	—	—	—	—	—	(50)	—	—	(50)
Net loss	—	—	—	—	—	—	(3,700)	—	—	(3,700)

Balance at December 31, 2007	290,135	$3	2,486,668	$25	$288,667	—	$(278,957)	24,063	$(186)	$9,552
Issuance of preferred stock, net pursuant to the Verizon acquisition	6,479,691	64	—	—	32,600	—	—	—	—	32,664
Issuance of preferred stock, net pursuant to the HOVRS acquisition	967,118	10	—	—	4,865	—	—	—	—	4,875
Issuance of common stock pursuant to the HOVRS acquisition	—	—	6,696,466	67	34,554	—	—	—	—	34,621
Issuance of common stock pursuant to exercise of options	—	—	1,253	—	5	—	—	—	—	5
Stock based consulting expense	—	—	—	—	327	—	—	—	—	327
Stock based compensation – employees and directors	—	—	—	—	2,733	—	—	—	—	2,733
Preferred dividend	—	—	—	—	—	—	(3,221)	—	—	(3,221)
Purchase of treasury shares	—	—	—	—	—	—	—	5,999	(24)	(24)
Net loss	—	—	—	—	—	—	(5,016)	—	—	(5,016)

Balance at December 31, 2008	7,736,944	$77	9,184,387	$92	$363,751	—	$(287,194)	30,062	$(210)	$76,516

See accompanying Notes to Consolidated Financial Statements.

PURPLE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

	Years ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(5,016)	$(3,700)	$(1,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	2,051	356	362
Amortization of intangible assets	6,519	—	—
Amortization of debt discount and deferred financing costs	529	35	—
Gain on sale of business	—	—	(38)
Loss on interest rate cap agreement	131	—	—
Provision for losses on accounts receivable	(261)	407	156
Settlement losses	—	162	—
Non-cash stock compensation and expense	3,060	781	516
Write-off of capitalized terminated merger costs	—	—	431
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	909	(476)	(909)
Decrease in other receivables	—	48	—
Decrease (increase) in inventory	(180)	123	(168)
(Increase) decrease in prepaid expenses and other current assets	2,269	(35)	(94)
Increase (decrease) in accounts payable	(2,184)	726	(206)
Increase in accrued expenses and other liabilities	(2,137)	1,727	1,384
(Decrease) increase in deferred revenue	(94)	(6)	8

Net cash provided by (used in) operating activities	5,596	148	(518)

Investing activities
Purchase of property, equipment and leasehold improvements	(4,772)	(518)	(320)
Deferred acquisition costs	—	(2,255)	—
Acquisition of businesses, net of acquired cash	(7,659)	—	—
Proceeds from sale of business	—	—	53
Change in other assets and restricted cash	(150)	234	(88)

Net cash used in investing activities	(12,581)	(2,539)	(355)

Financing activities
Proceeds from the sale of preferred stock	1,700	427	—
Proceeds from the issuance of debt	16,745	563	—
Proceeds from exercise of stock options	5	—	—
Issuance of common stock, net of related expenses	—	—	7
Purchase of shares for treasury	(24)	—	—
Payments made on long term debt	(400)	—	—
Payments made on capital lease obligations	(163)	(101)	(68)

Net cash provided by (used in) financing activities	17,863	889	(61)

Change in cash and cash equivalents	10,878	(1,502)	(934)
Cash and cash equivalents at beginning of year	2,368	3,870	4,804

Cash and cash equivalents at end of year	$13,246	$2,368	$3,870

See accompanying Notes to Consolidated Financial Statements.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Description of Business and Basis of Presentation

Purple Communications, Inc., formerly known as GoAmerica, Inc. (“Purple” or the “Company”) is a leading provider of onsite interpreting services, video relay and text relay services, and video remote interpreting, offering a wide array of options designed to meet the varied communication needs of its customers. The Company’s vision is to enable free-flowing communication between people, inclusive of differences in abilities, languages, or locations. On January 10, 2008, the Company acquired (1) certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions, and (2) Hands On Video Relay Services, Inc. (“HOVRS”), a California-based provider of video relay and interpreting services; and on July 1, 2008 the Company acquired (3) Sign Language Associates, Inc. (“SLA”), a DC-based provider of community interpreting services, and (4) Visual Language Interpreting, Inc. (“VLI”), a Virginia-based provider of community interpreting services. During the third quarter of fiscal year 2008, the Company began integration efforts in conjunction with these acquisitions including integrating sales & marketing, research & development and general and administrative functions.

We have incurred significant operating losses since our inception and as of December 31, 2008 have an accumulated deficit of $287,194. During 2008, we incurred a net loss applicable to common stockholders of $8,237. As of December 31, 2008 we had $13,246 in cash and cash equivalents.

2. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Purple Communications, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of certain revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: collectability of accounts receivable and recoverability of goodwill.

Receivables and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Interest is not billed or accrued. Accounts receivable in excess of 120 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that may not be collected. This estimate is based on reviews of aged balances from the invoice date and an assessment of current creditworthiness, estimating the portion, if any, of the balance that will not be collected. The Company reviews its valuation allowance on a quarterly basis.

Merchandise Inventories

Merchandise inventories, principally mobile video phones and routers, are stated at the lower of cost (first-in, first-out) basis or market. Inventories are recorded net of a reserve for excess and obsolete merchandise.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets ranging from two to seven years. Leasehold improvements are depreciated over the lesser of their useful lives or term of the lease. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for betterments and major renewals are capitalized, and therefore, are included in property, equipment and leasehold improvements.

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

Deferred Acquisition and Financing Costs

The Company has capitalized allowable amounts in accordance with EITF 95-13 “Classifications of Debt Issue Costs in a Statement of Cash Flows” and APB Opinion No. 21 Interest on Receivables and Payables (as amended). As of December 31, 2008, approximately $862 has been capitalized as deferred financing costs. These costs shall be amortized over the term of the debt. As of December 31, 2008, approximately $675 of deferred financing costs remained to be amortized.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (as amended) (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset.

Recoverability of Intangible and Other Long Lived Assets

In accordance with SFAS No.142, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or in certain circumstances as required. The Company measures impairment losses by comparing carrying value to fair value. Fair value is determined using discounted cash flow methodology.

PURPLE COMMUNICATIONS, INC.

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

For the three year period ended December 31, 2008, there were no SFAS No. 142 or 144 impairment charges.

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

Revenue Recognition-Discontinued Operation

Revenue from the sale of prepaid calling cards was deferred upon sale of the cards. These deferred revenues were earned when usage of the cards occurred and/or administrative fees were imposed (see Note 3).

Cost of Revenues

Cost of relay revenue consists principally of the charges related to internal and external call center operations utilized to facilitate calls.

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

PURPLE COMMUNICATIONS, INC.

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

Advertising Costs

Advertising costs are expensed as incurred. During 2008, 2007 and 2006, advertising expense was approximately $134, $105 and $97, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-Based Employee Compensation

At December 31, 2008, the Company had three stock-based compensation plans, which are more fully described in Note 13 of these Notes to Consolidated Financial Statements.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”) and considered the related guidance of the Securities and Exchange Commission (“SEC”) included in Staff Accounting Bulletin (“SAB”) No. 107. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, accordingly, did not restate their financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro forma footnote disclosures), and compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)), which vested during 2006. The Company did not issue any new stock options during the years ended December 31, 2007 and 2006. The Company’s adoption of SFAS 123R had no effect on the Company’s basic and diluted net loss per share for the years ended December 31, 2008 and 2007. As part of the adoption of SFAS 123(R), effective January 1, 2006, the Company eliminated $1,230 of deferred employee compensation against paid in capital.

The Company had granted restricted stock awards, restricted by a service condition, with vesting periods of up to 3 years. Restricted stock awards are valued using the fair market value of the Company’s common stock as of the date of grant. The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. The Company vested all remaining restricted shares held by executive management and directors that were unvested at December 31, 2008.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Earnings (Loss) Per Share

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants as well as preferred stock and unvested restricted stock is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the years ended December 31, 2008, 2007 and 2006, a total of 10,919,898, 576,950 and 453,344 of common stock equivalent shares were excluded from the computation of diluted net loss per share and consisted of the following:

	Years Ended December 31,
	2008	2007	2006
Options	2,523,386	80,829	83,191
Warrants	26,776	84,320	84,320
Preferred stock	8,369,736	290,135	—
Non-vested restricted stock	—	121,666	285,833

Total	10,919,898	576,950	453,344

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains a significant portion of its cash and cash equivalents with two financial institutions. At times these balances exceed the FDIC insured limit. Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

As of December 31, 2008 and 2007 the Company had 71% and 83%, respectively, of its accounts receivable with the National Exchange Carriers Association (“NECA”). For the years ended December 31, 2008, 2007 and 2006 the Company generated 87%, 88% and 68% respectively, of its total revenue with NECA. The Company performs periodic credit evaluations of its customers but generally does not require collateral.

Other Concentration of Risk

The Company is heavily reliant upon Stellar Nordia for technology and labor supporting our IP text relay services.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other debt obligations approximate their fair values due to the short maturity of these items. Unless otherwise noted it is management’s opinion that the Company is not exposed to

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

significant interest rate, currency or credit risks arising from its financial instruments. The recorded value of long-term debt and obligations under capital leases approximates the fair value of the debt as the terms and rates approximate market rates. The Company currently holds an interest rate cap agreement with Bank of America, N.A. The term of the agreement is three years with an initial notional amount of $35,000 and a premium amount of $263. The fair value of the interest rate cap agreement is adjusted to fair value at each reporting period.

Reclassifications

The Company has reclassified certain prior year information to conform with current year presentation. Such reclassifications had no effect on the prior year’s net loss.

Derivative Financial Instruments

In compliance with the terms of our credit agreement we utilize an interest rate cap to mitigate our interest rate exposure. Changes in the fair value of the agreement are included in other income (expense), in the Consolidated Statement of Operations.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged, but the issuance of FASB Staff Position SFAS No. 157-2 has delayed the effective date to fiscal years beginning after November 15, 2008 as it relates to non-financial assets and non-financial liabilities. Any amounts recognized upon adoption as a cumulative effect adjustment would have been recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or results of operations.

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

PURPLE COMMUNICATIONS, INC.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 . SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 160 on its results of operations and financial condition.

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

3. Discontinued Operation

On September 1, 2006, the Company entered into an agreement to sell GoAmerica Marketing, Inc., dba GA Prepaid (“GA Prepaid”), its prepaid calling card division, effective August 31, 2006. The sale closed on October 2, 2006 and the Company recognized a gain on sale of $38, representing the excess of purchase consideration received at closing over the book value of assets sold. The gain is reflected in the 2006 results for the discontinued segment. The Company received total consideration of $131, which consisted of the purchase

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

price of $75 and working capital reimbursements totaling $56. The Company was paid $20 at closing and $111 was received under a guaranteed promissory note in five monthly installments beginning on October 31, 2006.

Total revenues related to the discontinued operations were $3,582 for the year ended December 31, 2006. There were no assets or liabilities of GA Prepaid in the Consolidated Balance Sheet as of December 31, 2008 and 2007 and the results of operations have been reclassified as loss from discontinued operations in the Consolidated Statements of Operations for all dates and periods presented.

4. Credit Agreement

On August 1, 2007, the Company entered into a Credit Agreement, (the “Credit Agreement”), with Clearlake Capital Group (“Clearlake”) as administrative agent and collateral agent, pursuant to which the Company received a $1,000 bridge loan, which was increased by $1,800 on September 14, 2007 and an additional increase of $800 on October 29, 2007. Interest on the loan is payable on the first business day following the end of each month, at the LIBOR rate, plus 8%. LIBOR rate utilized for interest calculations at December 31, 2007 was 5.125%. Interest is payable in cash, except that a portion of the interest equal to 4% is payable in kind in the form of additional loans. The loan is secured by substantially all of the assets of the Company and its principal subsidiaries and the stock of such principal subsidiaries. The credit agreements contain customary operating and financial covenants, including restrictions on the Company’s ability to pay dividends to its common stockholders, make investments, undertake affiliate transactions, and incur additional indebtedness, in addition to financial compliance requirements. On January 10, 2008, the loan was repaid in full, in the amount of $3,582, upon the closing of the Company’s acquisition of the assets of Verizon TRS Division transaction described in note 6. Included in the amount paid was $50 of accrued interest incurred during January 2008.

5. Senior Debt

First Lien Credit Facilities

On January 10, 2008, the Company entered into a Credit Agreement (the “First Lien Credit Agreement”), dated as of January 10, 2008 (the “Closing Date”), with Churchill Financial LLC, as administrative agent (the “First Lien Administrative Agent”), and Ableco Finance LLC, as collateral agent (the “Collateral Agent”). The First Lien Credit Agreement provides for term loans of $40,000, all of which was borrowed on the Closing Date. The maturity date of the term loans is January 10, 2014, and the maturity date for revolving loans made from time to time is January 10, 2013. The Company is required to make quarterly repayments of principal on the term loans in the amount of $100 per quarter. Mandatory prepayments are also required to be made in the case of certain events, including asset sales, a portion of excess cash flow, proceeds from debt issuances and extraordinary receipts. Voluntary prepayments of principal of the term loans are subject to a prepayment penalty, expressed as a percentage of the principal amount so prepaid, of 2% from the Closing Date through but not including the first anniversary of the Closing Date, and 1% from the first anniversary of the Closing Date through but not including the second anniversary of the Closing Date. Mandatory prepayments are generally not subject to the payment of penalties except in the case of debt issuances, where the principal amount of term loans so prepaid is treated as though they were voluntary prepayments. In addition to the term loans, the credit facility provided for a revolving loan availability of up to $15,000, none of which was borrowed on the Closing Date. On December 3, 2008 the Company entered into the Third Amendment and Consent to the First Lien Credit Agreement which among other things allowed the Company to repurchase shares of the Company’s outstanding common stock. The amendment to the Credit Agreement provided for a $2,000 reduction in the Company’s revolving line of credit, reducing total availability to $13,000.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The First Lien Credit Agreement contains affirmative and restrictive covenants that require the Company to take or refrain from taking certain actions, including, among other things, the obligation to provide certain financial and other information and limitations on its ability to incur debt, make investments, pay dividends, change the nature of its business, engage in affiliate transactions, or sell assets. In addition, the Company must comply with financial covenants for maximum consolidated leverage, maximum amounts of capital expenditures, minimum amount of net revenue, having reserves on its books relating to the earnout provisions under the Asset Purchase Agreement, dated August 1, 2007, by and between Verizon and GoAmerica Relay Services Corp., as amended, and certain amounts of revolver availability or cash and cash equivalents subject to control agreements in favor of the Collateral Agent. As of December 31, 2008 the Company was compliant with the above required covenants.

Interest on the loans under the First Lien Credit Agreement is at variable rates which can be linked to LIBOR plus the applicable margin, or at a “base rate” of the higher of the U.S. prime rate quoted by The Wall Street Journal and the Federal Funds Rate plus 0.5% per annum, plus the applicable margin. The interest rate increases by 2% in the case of an event of default. The applicable margin is determined as follows:

•

during the period commencing on the Closing Date and ending on the next date of determination after the fiscal quarter ending December 31, 2008, the incremental percentage set forth in the applicable column opposite Level I in the table set forth below and;

•

thereafter, as of each date of determination (and until the next such date of determination), a percentage equal to the percentage set forth below in the applicable column opposite the level corresponding to the Consolidated Senior Leverage Ratio (as defined in the agreement) in effect as of the last day of the most recently ended quarter:

LEVEL	CONSOLIDATED SENIOR LEVERAGE RATIO	BASE RATE LOANS	LIBOR RATE LOANS
I	Greater than or equal to 3.0 to 1	Plus 4.00	Plus 5.00

II	Greater than or equal to 2.00 to 1 and less than 3.00 to 1	Plus 3.50	Plus 4.50

III	Less than 2.00 to 1	Plus 3.25	Plus 4.25

In accordance with the Guaranty and Security Agreement entered into by the Company and the Collateral Agent on the Closing Date, the obligations of the Company under the First Lien Credit Agreement are secured by all of the assets of the Company.

In conjunction with the First Lien Credit Agreement, the Company incurred $1,115 of fees paid to the lenders and $597 of financing fees paid to third parties. Amounts paid to the lenders are presented as debt discount and are recorded as a reduction to the debt and are amortized over the life of the debt. Fees paid to third parties are classified as deferred financing costs and are amortized over the life of the debt. As of December 31, 2008, the unamortized balance relating to the debt discount equaled $934 and the unamortized balance relating to the deferred financing fees equaled $447.

As of December 31, 2008, there was no default or event of default with respect of any financial covenant contained in the Company’s First Lien Credit Facility.

Second Lien Credit Facilities and Intercreditor Agreement

Concurrently with entering into the First Lien Credit Agreement, the Company entered into the Second Lien Credit Agreement (the “Second Lien Credit Agreement”), dated as of the Closing Date, with the lenders from time to time party thereto, and Clearlake, as administrative agent (the “Second Lien Agent”). The Second Lien Credit Agreement provides for term loans of $30,000, all of which was borrowed on the Closing Date. The maturity date

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

of the loans is January 10, 2015, and there are no scheduled amortization payments. Mandatory prepayments, which are not subject to prepayment penalty, are required to be made in the case of certain events, including asset sales, a portion of excess cash flow, proceeds from debt issuances and extraordinary receipts. Voluntary prepayments of principal of the loans are subject to a prepayment penalty, expressed as a percentage of the principal amount so prepaid, of 2% from the Closing Date through but not including the first anniversary of the Closing Date, and 1% from the first anniversary of the Closing Date through but not including the fourth anniversary of the Closing Date. Mandatory prepayments are generally not subject to the payment of penalties except in the case of debt issuances, where the principal amount of loans so prepaid is treated as though they were voluntary prepayments. The affirmative, negative and financial covenants in the Second Lien Credit Agreement are substantially similar to those set forth in the First Lien Credit Agreement, except that in certain circumstances they are less restrictive than those set forth in the First Lien Credit Agreement. Loans under the Second Lien Credit Agreement bear interest at LIBOR plus 9% per annum, which rate increases by 2% in the case of an event of default.

In accordance with the Second Guaranty and Security Agreement entered into by the Company and the Second Lien Agent on the Closing Date, the obligations of the Company under the Second Lien Credit Agreement are secured by all of the assets of the Company and subject to certain exceptions and limitations, and subject to the Intercreditor Agreement (referred to below).

The Intercreditor Agreement, dated as of the Closing Date, by and among the First Lien Administrative Agent, the Collateral Agent and the Second Lien Agent (the “Intercreditor Agreement”), provides for and governs, among other things, the relative priorities among the secured parties under the First Lien Obligations and the Second Lien Obligations. The Company acknowledged the Intercreditor Agreement but is not a party thereto. In conjunction with the Second Lien Credit Agreement, the Company incurred $1,162 of fees paid to the lenders. Amounts paid to lenders are presented as debt discount and are recorded as a reduction to the debt and are amortized over the life of the debt. As of December 31, 2008, the unamortized balance relating to this debt discount equaled $1,000. The Company paid $265 of financing fees to third parties which are classified as deferred financing costs and are amortized over the life of the debt. As of December 31, 2008, the unamortized balance relating to the deferred financing fees equaled $228.

As of December 31, 2008 there was no default or event of default with respect of any financial covenant contained in the Company’s Second Lien Credit Facility.

The following table summarizes outstanding long term debt as of December 31, 2008.

First lien debt	$39,600
Second lien debt	30,000

Total debt	69,600
Debt discount	(1,934)

Total debt (net of debt discount)	67,666
Less: current maturities	400

Total long term debt	$67,266

Aggregate maturities of long term debt of the Company due within the next five years are as follows:

2009	$400
2010	400
2011	400
2012	400
2013 and thereafter	68,000

Total long term debt	$69,600

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

During the year ended December 31, 2008, the Company recognized interest expense of $342 from amortization of the debt discount and $186 from amortization of deferred financing costs.

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

On April 8, 2008, the Company entered into an interest rate cap agreement with Bank of America, N.A.. The term of the agreement is three years with an initial notional amount of $35,000 and a premium amount of $263. The agreement calls for a cap rate of 4% and a floating option of USD-LIBOR-BBA. For the year ended December 31, 2008, the Company recognized a loss on the agreement of $0.1 million. On October 30, 2008, the Company entered into an amendment to the interest rate cap agreement with Bank of America, N.A. The amendment calls for a cap rate of 5.5% and a floating option of USD-LIBOR-BBA. In consideration for amending the agreement the Company received $76. As of December 31, 2008, $58 is recorded in other assets related to this transaction.

6. Acquisitions

Acquisition of certain assets of Verizon TRS division

On January 10, 2008, the Company acquired certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions for $46,000 in cash and $5,500 of contingent cash consideration (see note 10). The Verizon acquisition was financed through $33,500 of equity financing from the sale of 6,479,691 shares of Series A Preferred stock at a price of $5.17 per share (see note 12) and $30,000 of senior debt financing (see note 5). The Company consummated the acquisition in an effort to increase its volume and improve its results of operations.

The funding of the purchase price of the acquisition was as follows:

Value of preferred stock issued, net of fees	$32,664
Senior debt issuance, net of discount and deferred finance fees	28,573
Transaction costs	5,462
Acquired working capital	(6,000)
Additional working capital raised	(9,737)

Total purchase price	$50,962

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The components of purchase price was as follows:

Cash consideration	$46,000
Additional consideration — Managed Service Agreement	5,500
Transaction costs	5,462

Total purchase consideration and transaction costs	56,962
Acquired working capital	(6,000)

Total purchase price	$50,962

Under the purchase method of accounting, the total purchase price is allocated to net tangible assets acquired based on their estimated fair values as of the date of the completion of the acquisition. Management has performed an assessment to identify and value intangible assets acquired in conjunction with this transaction. The fair value assigned to the identified intangible assets and goodwill are as follows:

Trademarks	$19,500
Customer lists	11,800
Contracts	700
Goodwill	18,962

Fair value of assets acquired	$50,962

Goodwill and trademarks are not amortized for financial reporting purposes, however, the amount will be amortized over a 15 year life for income tax purposes.

In connection with the Verizon acquisition, the Company entered into a Managed Services Agreement, dated August 1, 2007, with Stellar Nordia. (see note 10).

Acquisition of Hands On Video Relay Services, Inc.

0n January 10, 2008, the Company acquired Hands On Video Relay Services, Inc. (“HOVRS”), a California-based provider of video relay and interpreting services, for $35,000 in cash, 6,696,466 shares of its common stock valued at $5.17 per share and assumption of 276,246 stock options (see note 14). The cash portion of the consideration was financed through $5,000 of equity financing from the sale of 967,118 shares of Series A Preferred stock at a price of $5.17 per share (see note 12) and the issuance of $40,000 senior debt financing (see note 5). The Company consummated the acquisition in an effort to increase its volume and improve its results of operations.

The funding of the purchase price of the acquisition was as follows:

Value of common stock issued	$34,621
Value of preferred stock issued, net of fees	4,875
Senior debt issuance, net if discount and deferred finance fees	38,288
Transaction costs	6,583
Acquired net assets	(2,167)
Additional working capital raised	(8,714)

Total purchase price	$73,486

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The purchase price has been determined as follows:

Cash consideration	$32,282
Common shares issued	34,621
Transaction costs	6,583

Total purchase price	$73,486

Under the purchase method of accounting, the total purchase price is allocated to net tangible assets acquired based on their estimated fair values as of the date of the completion of the acquisition. Management has performed an assessment to identify and value intangible assets acquired in conjunction with this transaction. The fair values assigned to the tangible assets acquired, liabilities assumed, identified intangible assets and goodwill are as follows:

Cash	$2,635
Other current assets	8,062
Property, plant and equipment	3,519
Long term assets	185
Current liabilities	(11,921)
Long term liabilities	(408)
Trademarks	18,300
Customer lists	10,300
Technology	1,016
Goodwill	41,798

Fair value of net assets acquired	$73,486

In conjunction with the closing of the Hands On acquisition, the Company assumed certain outstanding operating and capital lease agreements in force on the date of closing.

Acquisition of Sign Language Associates, Inc. and Visual Language Interpreting, Inc.

On July 1, 2008 the Company acquired all of the outstanding stock of two sign language interpreting companies, Sign Language Associates (“SLA”) and Video Language Interpreting (“VLI”), for a total purchase price of $7,047. A total of $5,072 was paid at closing, which included a $250 escrow fund payment with the remaining installments due over the next two years contingent upon certain requirements within the stock purchase agreement. The Company used cash on hand to satisfy all related merger consideration. The Company consummated the acquisition in an effort to increase its volume and improve its results of operations.

The purchase price of these acquisitions, on an aggregated basis, has been determined as follows:

Cash consideration	$5,072
Additional consideration	1,975
Transaction costs	1,104

Total aggregated purchase price	$8,151

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Under the purchase method of accounting, the total purchase price is allocated to net tangible assets acquired based on their estimated fair values as of the date of the completion of the acquisition. Based upon valuation reports provided by a professional valuation firm, the Company recorded identified intangible assets. The fair values assigned to the tangible assets acquired, liabilities assumed, identified intangible assets and goodwill are as follows:

Cash	$645
Other current assets	3,193
Property, plant and equipment	303
Long term assets	281
Current liabilities	(1,111)
Long term liabilities	(82)
Contracts	403
Customer lists	707
Technology	277
Goodwill	3,535

Fair value of net assets acquired	$8,151

Certain goodwill and trademarks are not amortized for financial reporting purposes, however, the amount will be amortized over a 15 year life for income tax purposes.

7. Income Taxes

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

Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. The evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event the Company may have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

At December 31, 2008, the Company has federal and state net operating loss (“NOL”) carryforwards of approximately $191,125 and $166,684, respectively. The federal NOL carryforwards expire beginning in 2011 and state NOL’s beginning in 2008. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% stockholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. The Company believes that an ownership change has occurred with respect to the transactions described in note 6. Utilization of the Company’s net operating loss and research and development credits carryforwards are subject to substantial annual limitation due to the ownership changes that have occurred previously under Section 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. The ownership changes limit the amount of net operating losses and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$71,719	$69,889
Research credits / CA MIC	293	159
Accrued expenses	1,279	—
Fixed assets & intangibles	(7,120)	3,943
Other	11,680	11,434
Less valuation allowance	(77,851)	(85,425)

Net deferred tax assets	$—	$—

A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2008	2007	2006
Statutory federal income tax benefit at 34%	$(1,411)	$(1,263)	$(667)
State income tax benefit, net of federal benefit	164	(185)	(101)
Foreign taxes rate differential	26	—	—
Stock option	317	—	—
Non-deductible expenses	78	4	4
Other, primarily changes in net operating loss carryforwards available	(53)	705	715
Change in valuation allowance	1,795	739	49

Sale of NJ Nol’s	(1,599)	(1,210)	(789)

Total	$(683)	$(1,210)	$(789)

The state tax benefits recorded in 2008, 2007 and 2006 of $683, $1,210 and $789, respectively, are primarily attributable to the Company’s sale of certain state net operating loss carryforwards.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

8. Goodwill and Other Intangible Assets

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company believes there are no such impairment indicators at December 31, 2008.

The following table summarizes activity in other intangible assets during the year ended December 31, 2008.

	Trademarks	Customer lists	Technology	Contracts	Total
Beginning balance January 1, 2008	$—	$—	$—	$—	$—
Additions from Verizon acquisition (see note 6)	19,500	11,800	—	700	32,000
Additions from Hands On acquisition (see note 6)	18,300	10,300	1,016	—	29,616
Additions from July 2008 acquisitions (see note 6)	—	707	277	403	1,387

Total identifiable intangible assets	37,800	22,807	1,293	1,103	63,003
Accumulated amortization	n/a	(5,786)	(290)	(442)	(6,518)

Ending balance December 31, 2008	$37,800	$17,021	$1,003	$661	$56,485

The above intangible assets are being amortized over their estimated life as follows:

Trademarks	Indefinite
Customer Lists	3 years – 5.5 years
Technology	1.5 years – 5 years
Contracts	2 years

During the year ended December 31, 2008, the Company recognized $6,519 of amortization expense. Amortization expense is expected to be approximately $6,990, $6,364, $2,341, $1,933 and $1,057, for years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

The following table summarizes activity in goodwill during the year ended December 31, 2008.

Goodwill
Beginning balance January 1, 2008	$6,000
Additions from Verizon acquisition (see note 6)	18,962
Additions from Hands On acquisition (see note 6)	41,798
Additions from July 2008 Acquisitions (see note 6)	3,535

Ending balance December 31, 2008	$70,295

9. Supplemental Balance Sheet Information

Merchandise inventories:

During 2008, the Company recorded write-downs of approximately $103 in order to reflect inventory at the lower of cost or market. The write-down primarily relates to a lower of cost to market adjustment for wireless phones which remained unsold. There were $18 in write-downs recorded during 2007.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Property, equipment and leasehold improvements:

Property, equipment and leasehold improvements consisted of the following:

	December 31,
	2008	2007
Furniture, fixtures and equipment	$3,522	$211
Computer equipment and software	7,200	2,996
Leasehold improvements	1,304	11

	12,026	3,218
Accumulated depreciation and amortization	(4,352)	(2,301)

	$7,674	$917

The Company recorded depreciation expense of $2,051, $356 and $362 for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, during 2007, the Company wrote off retired assets that were fully depreciated in the amount of $3,960.

Included in the above table are the following assets recorded under capital leases:

	December 31,
	2008	2007
Cost	$653	$340
Accumulated amortization	(259)	(97)

Net assets	$394	$243

The Company includes the amortization of leased assets in their reported totals for depreciation and amortization of fixed assets. For the years ended December 31, 2008 and 2007, such amortization amounted to $162 and $55 respectively.

Accounts Payable and Accrued expenses:

Accounts Payable and Accrued expenses consisted of the following:

	December 31,
	2008	2007
Relay services	$4,399	$1,422
Professional fees	2,921	2,426
Employee compensation	3,017	746
Additional acquisition consideration	5,903	—
Other	1,123	314

	$17,363	$4,908

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

10. Commitments and Contingencies

Managed Services Agreement—Stellar Nordia Service

In connection with the Verizon acquisition (see note 6), the Company entered into a Managed Services Agreement, dated August 1, 2007, with Stellar Nordia Services LLC (“Stellar Nordia”). Under that agreement, Stellar Nordia will assume facilities, employee and operational responsibilities for the two primary call centers associated with Verizon’s TRS division business.

Stellar Nordia will provide inbound call relay services to the Company, utilizing Stellar Nordia’s proprietary platform and software for the newly acquired traffic from Verizon and for the Company’s existing text traffic. In addition, pursuant to a related agreement, Stellar Nordia will, as subcontractor to the Company, assume and operate under the Company’s supervision, the call centers being acquired under the asset purchase agreement for Verizon’s TRS division as well as the current, pre-acquisition traffic of the Company. The Company expects to realize material cost savings as compared to Verizon from utilizing the Stellar Nordia arrangement described in this paragraph.

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

The managed services agreement replaced the Company’s existing agreement with Stellar Nordia upon the closing of the acquisition of Verizon’s TRS division. Under the new agreement, provided that one or more of the state contracts are in effect, the Company has agreed to provide Stellar Nordia with rolling forecasts of its IP relay traffic demand forecasts, and has agreed to certain minimum call traffic commitments with financial penalties for failure to achieve either the traffic forecasts or the call traffic commitments as to such state contracts. The Company has agreed to pay Stellar Nordia monthly and Stellar Nordia has agreed to bill the Company in U.S. dollars, except that IP relay traffic handled by Stellar Nordia in Canada will be billed in Canadian dollars, the exchange rate for which has been fixed within an exchange rate band. In addition, provided that one or more of the state contracts are in effect at the time of closing of the acquisition, the Company has agreed to pay Stellar Nordia, over sixteen quarters, a transition fee equal to the lesser of an established fee or, in the event of loss of the state TRS service, 50% of any actual, direct and documented loss by Stellar Nordia. The maximum amount the Company may be liable for under such agreement will not exceed $5,500. The Company has paid $1,031 of this obligation in during the fiscal year ended December 31, 2008. The remaining $4,469 has been included in accrued expenses as of December 31, 2008 based upon current evaluation by management.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Leases and Other

Future minimum capital lease payments and future minimum lease payments relating to office space under non-cancelable operating leases as of December 31, 2008 are as follows:

Year ending December 31,	Capital Leases	Operating Leases
2009	$222	$3,234
2010	156	2,834
2011	85	2,485
2012	—	2,083
2013	—	1,431
Thereafter	—	1,817

Total minimum lease payments	463	$13,884

Less amount representing interest	(50)

Present value of net minimum capital lease payments	413
Less current portion of capital lease obligations	(190)

Obligations under capital lease, net of current portion, which is included in other long term liabilities	$223

During 2008, 2007 and 2006, total rent expense was approximately $2,075, $441 and $306, respectively.

Restricted Cash

At December 31, 2008, $350 of the Company’s cash was held in escrow to collateralize a $200 performance bond issued in favor of the State of Tennessee to secure the state TRS contract business and $150 to collateralize an outstanding letter of credit in favor of foreign vendor.

Legal

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. Although we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

Employment agreements

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

PURPLE COMMUNICATIONS, INC.

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

11. Benefit Plan

The Company has established a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company contributes to the plan up to a maximum of 3 percent of eligible employee compensation. The Company’s contribution during 2008, 2007 and 2006 was $209, $53 and $39, respectively.

12. Stockholders’ Equity

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

On August 1, 2007, the Company sold 290,135 shares of Series A Preferred Stock to an affiliate ,Clearlake Capital Group LP (“Clearlake”), at a purchase price of $5.17 per share resulting in net proceeds of approximately $1,460. On August 1, 2007, the Company also entered into an agreement with Clearlake, which was later amended on September 12, 2007, allowing for the purchase by Clearlake of 7,446,809 additional shares of Series A Preferred Stock, which was effected by Clearlake on January 10, 2008, as allowed under the amended and restated certificate of incorporation, in connection with the acquisitions more fully described in note 6. As of December 31, 2008, the Company had accrued approximately $3,271 of preferred dividends.

As of December 31, 2008, the Company had the following warrants outstanding and exercisable:

	Amount	Exercise price	Expiration date
Private placement agent-2004 financing	14,101	$12.00	March 10, 2009
Landlord	12,500	$36.80	November 14, 2013

Total	26,601

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

As of December 31, 2008, the Company had reserved shares of common stock for issuance as follows:

Exercise of common stock options or additional common stock awards	2,523,386
Exercise of common stock purchase warrants	26,601
Exercise of right to convert of preferred shares	8,369,736

In January 2008, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware. The amendment included such provisions as increased the number of authorized shares of the Company’s preferred stock and Series A Preferred Stock to 11,671,180, decreased the number of authorized shares of the Company’s common stock to 50,000,000, provided for automatic conversion of the Series A Preferred Stock to common stock if the sale of the Company’s common stock yields $50 million or more in gross proceeds in an underwritten public offering and the average closing price of the common stock is $15.00 or more per share over a 90-day period, and provided for a reduction in the rate of dividends payable on the Series A Preferred Stock from 8% per year to 3% per year if the average closing price of the common stock is $20.00 or more per share over a 90-day period at any time one year or more after completion of the Hands On merger.

On June 25, 2008, the Company received approval from shareholders at its annual stockholder meeting to increase the number of options available under approved amendments to GoAmerica’s 2005 Equity Incentive Plan from 2,000,000 to 3,000,000 shares, and to increase the maximum number of shares subject to award to any individual during any calendar year.

On November 24, 2008, the Company announced that the Board of Directors authorized the repurchase of common stock, under established parameters within which purchases of shares may be made, and a limit of $1,000 in the aggregate dollar amount of the shares that may be purchased pursuant to the program between the start date and December 31, 2009. The Board of Directors reserves the right to suspend or discontinue the repurchase program at anytime. It is expected that any repurchased shares will be held in treasury.

13. Stock Option Plans and Other Stock-Based Compensation

Stock repurchases during the year ended December 31, 2008, were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Program
December 3, 2008 to December 31, 2008	5,999	$4.00	5,999	$976,018

Total	5,999	$4.00	5,999	$976,018

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

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

In November 2005, the Company’s Board of Directors adopted the 2005 Equity Compensation Plan (the “2005 Plan”) as a successor plan to the 1999 Plan, pursuant to which 400,000 additional shares of the Company’s common stock have been reserved for issuance to selected employees, non-employee directors and consultants. In December 2005, the Company’s shareholders approved the 2005 Plan. In December of 2007, the Company’s shareholders amended the plan, pursuant to which 1,600,000 additional shares of the Company’s common stock have been reserved for issuance to selected employees, non-employee directors and consultants bringing the total available under the plan to 2,000,000. In June of 2008, the Company received approval from shareholders to increase the number of options available under approved amendment to the Company’s 2005 Equity Incentive Plan from 2,000,000 to 3,000,000, and to increase the maximum shares subject to award to any individual during any year.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring the recognition of expense related to the fair value of stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, the Company did not restate our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2008 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

The Company also follows the guidance in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

During the year ended December 31, 2008, the Company issued new stock options totaling 2,579,000 to certain employees and consultants at an exercise price ranging from $3.99 to $6.93 per share. The fair value of these options was calculated under the Black-Scholes option pricing model with the following assumptions:

Risk free rate	2.93% – 3.78%
Volatility	12.19% – 67.09%
Expected life	6.25 – 10.0 years
Dividend yield	0.00%
Forfeiture rate	14.0%

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As a result of the option grant referred to above, the Company will recognize a total of $8,549 compensation expense over a service period of one to four years. As of December 31, 2008, the Company had recognized $2,866 of this expense.

In accordance with the merger agreement 220,498 Hands On stock options were exchanged for 276,246 stock options of the Company (see note 6). The fair value of the Company’s options exceeded the fair value of the Hands On options by approximately $32 at January 10, 2008 under the Black-Scholes option pricing model with the following assumptions:

Risk free rate	3.91%
Volatility	48.03%
Expected life	9.08 – 9.75 years
Dividend yield	0.00%

This excess value will be recognized as stock based compensation over the remaining vesting life of the underlying options. In addition, the Company will also recognize approximately $1,008 of unamortized stock based compensation which had not been recognized as of the assumption date. As of December 31, 2008, the Company has recognized approximately $194 of these amounts as stock based compensation.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table summarizes the stock option activity on a combined basis for the Company’s stock based compensation plans during 2008, 2007 and 2006:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2006	97,108	$72.59
Granted	—	—
Exercised	(1,654)	$4.19
Cancelled	(12,263)	$43.82

Outstanding at December 31, 2006	83,191	$75.90
Granted	—	—
Exercised	—	—
Cancelled	(2,362)	$155.63

Outstanding at December 31, 2007	80,829	$73.57
Granted	2,579,000	6.34
Assumed	276,246	2.65
Exercised	(1,253)	4.19
Cancelled	(411,436)	6.67

Outstanding at December 31, 2008	2,523,386	8.04

Exercisable at December 31, 2008	621,439	$12.41

Weighted-Average fair value of options granted during 2008	$3.58

Exercisable at December 31, 2007	79,162	$75.07

Weighted-Average fair value of options granted during 2007	$—

Exercisable at December 31, 2006	79,858	$78.97

Weighted-Average fair value of options granted during 2006	$—

Available for grant at December 31, 2008	447,026

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table summarizes the stock option vesting activity on a combined basis for the Company’s stock based compensation plans during 2008, 2007 and 2006:

	Number of Options	Weighted-Average Exercise Price
Exercisable at December 31, 2005	92,108	$72.29
Vested	1,667	2.35
Exercised	(1,654)	4.19
Cancelled	(12,263)	59.38

Exercisable at December 31, 2006	79,858	$78.97
Vested	1,666	2.35
Exercised	—	—
Cancelled	(2,362)	155.63

Exercisable at December 31, 2007	79,162	$75.07
Vested	569,605	6.01
Exercised	(1,253)	4.19
Cancelled	(26,075)	30.41

Exercisable at December 31, 2008	621,439	$12.41

The total intrinsic value, which is the amount by which the stock price exceeds the exercise price of the options on the date of exercise, of options exercised during the years ended December 31, 2008, 2007 and 2006 was $3, none and $9 respectively.

The following table summarizes information about fixed price stock options outstanding at December 31, 2008:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Remaining Life Weighting Calc	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$0.24 – $6.93	2,475,061	$6.03	9.2 years		584,201	$5.93
$16.00 – $26.40	26,977	$20.38	4.5 years		19,399	$18.96
$43.20 – $44.80	4,500	$43.91	2.1 years		3,500	$43.66
$84.00 – $84.80	1,896	$84.13	0.1 years		1,896	$84.13
$104.80 – $151.20	5,846	$149.44	3.0 years		5,845	$149.44
$162.48 – $167.20	2,856	$166.74	1.3 years		2,348	$166.63
$401.60 – $600.00	5,750	$428.29	1.1 years		3,750	$442.52
$1,200.00 – $1,280.00	500	$1,280.00	1.3 years		500	$1,280.00

Total	2,523,386			$382	621,439		$146

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day, December 31, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on December 31, 2008. This amount changes based on the fair market value of the Company’s stock. At December 31, 2008 the Company’s stock closing price was $4.61 per share.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Restricted Stock

In November 2005, the Company issued 245,000 shares of common stock under the 2005 Plan in the form of restricted stock awards in connection with employment agreements. These shares were issued as an incentive to retain key employees and officers and will vest over 3 years.

In November 2006, the Company issued 122,500 shares of common stock under the 2005 Plan in the form of restricted stock awards of which 92,500 were issued to directors of the Company and 30,000 to consultants. These shares will vest over 3 years, with the exception of certain shares which vesting was accelerated.

During January 2008, the Company vested 124,998 shares of restricted stock which represented all remaining restricted shares held by executive management and directors that were unvested at December 31, 2007. The Company recognized $469 expense related to the amortization of these restricted stock awards during the year ended December 31, 2008. As of December 31, 2008, there was no unrecognized compensation costs related to non-vested stock.

The following table summarizes the Company’s non-vested restricted stock activity for the year ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non vested stock at January 1, 2006	245,000	$5.24
Granted	122,500	4.02
Vested	(81,667)	5.24
Forfeited	—	—

Non vested stock at December 31, 2006	285,833	$4.72
Granted	—	—
Vested	(160,835)	4.78
Forfeited	—	—

Non vested stock at December 31, 2007	124,998	$4.64
Granted	—	—
Vested	(124,998)	4.64
Forfeited	—	—

Non vested stock at December 31, 2008	—	—

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested restricted stock awards included in the Company’s consolidated statements of operations for the year ended December 31, 2008:

Year Ended December 31, 2008
Selling, general and administrative	$3,060

Stock-based compensation expense before income taxes	3,060
Income tax benefit	—

Total stock-based compensation expense after income taxes	$3,060

14. Related party transactions

The Company entered into certain financing and equity agreements with Clearlake, holder of Series A preferred stock, as a result of the transactions described in note 5 and 6. On January 10, 2008, all outstanding amounts under the credit agreement with Clearlake (more fully described in note 4) were repaid in full. The Company paid Clearlake approximately $3,763 of interest for the year ended December 31, 2008. The Company also paid Clearlake $198 related to consulting arrangement costs incurred during the year ended December 31, 2008.

15. Settlement of Hands on litigation

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

PURPLE COMMUNICATIONS, INC.

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

On January 10, 2008 the GoAmerica, Inc. acquired Hands On Video Relay Services, Inc. (see note 6).

16. Other Matter

Our restructuring costs consist of severance and facility charges. During 2008, the Company engaged in a group termination of employees in several of its facilities associated with the acquisitions of the Verizon TRS Division, Hands On and restructuring efforts Verizon TRS division, Hands on Video Relay Services, Inc, Sign Language Associates and Visual Language Interpreting, Inc. In addition the Company incurred lease termination cost. As a result, the Company recorded $1,052 of restructuring charges during the year ended December 31, 2008.

17. Quarterly Financial Data (Unaudited)

The table below summarizes the Company’s unaudited quarterly operating results for the years ended December 31, 2008 and 2007.

	Quarter Ended
2008	March 31	June 30	September 30	December 31
Net revenue	$29,052	$30,649	$35,735	$34,645
Cost of revenue	(15,384)	(17,451)	(20,033)	(22,709)
Operating expenses	(9,974)	(10,204)	(12,779)	(11,237)
Depreciation and amortization expenses	(1,632)	(1,828)	(2,095)	(3,015)
Other (expense) income, net	(1,697)	(1,367)	(1,949)	(2,426)

Income (loss) before benefit from income taxes	365	(201)	(1,121)	(4,742)
Benefit from income taxes	—	—	(202)	885

Net (loss) income	365	(201)	(1,323)	(3,857)
Preferred dividends	(714)	(813)	(840)	(854)

Net loss applicable to common stockholders	$(349)	$(1,014)	$(2,163)	$(4,711)

Loss per share—basic and diluted:
Loss from continuing operations	$(0.04)	$(0.11)	$(0.24)	$(0.53)
Loss from discontinued operations	—	—	—	—

Basic and diluted net loss per share	$(0.04)	$(0.11)	$(0.24)	$(0.53)

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	Quarter Ended
2007	March 31	June 30	September 30	December 31
Net revenue	$4,307	$4,305	$4,836	$5,177
Cost of revenue	(2,878)	(3,146)	(3,443)	(3,199)
Operating expenses	(1,994)	(1,879)	(2,150)	(4,222)
Depreciation and amortization expenses	(73)	(90)	(94)	(99)
Other (expense) income, net	(127)	24	(10)	(155)

Loss before benefit form income taxes	(765)	(786)	(861)	(2,498)
Benefit from income taxes	—	—	—	1,210

Net loss	(765)	(786)	(861)	(1,288)
Preferred dividends	—	—	(20)	(30)

Net loss applicable to common stockholders	$(765)	$(786)	$(881)	$(1,318)

Loss per share—basic and diluted:
Loss from continuing operations	$(0.35)	$(0.36)	$(0.41)	$(0.56)
Loss from discontinued operations	$0.00	$0.00	$0.00	$0.00

Basic and diluted net loss per share	$(0.35)	$(0.36)	$(0.41)	$(0.56)

18. Supplemental Cash Flow Information

The table below presents the Company’s supplemental disclosure of cash flow information for the years ended December 31, 2008, 2007 and 2006.

	Years ended December 31,
	2008	2007	2006
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,287	$20	—
Cash tax payments	$1,926	—	—

Supplemental Disclosure of Non-Cash Investing Activities:
Acquisition of equipment through capital leases	$214	—	—
Cash portion of Verizon purchase price withheld from financing	$44,000	—	—
Cash portion of Hands On purchase price withheld from financing	$32,282	—	—
Payoff of outstanding Hands On debt withheld from proceeds	$6,017	—	—
Deferred financing cost withheld from proceeds	$1,605	$1,162
Deferred acquisition costs withheld from proceeds	$3,016	$2,023	—
Repayment of credit agreement from proceeds from issuance of debt	$3,582	—	—
Agent expenses withheld from proceeds from the sale of preferred stock	$196	—	—
Cost of issuance of preferred stock withheld from proceeds	$960	$40	—
Cost of issuance of debt withheld from proceeds from sale of pref. stock	—	$35	—
Accrued preferred stock dividend	$3,221	$50	—
Interest paid in kind	—	$4	—

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

19. Subsequent events

On February 2, 2009, the Company issued a press release announcing that its Board of Directors and stockholders have approved an amendment to its Certificate of Incorporation to change the Company’s name to Purple Communications, Inc. The name change became effective on February 12, 2009. In connection with its name change, the Company has reserved “PRPL” as its new trading symbol on the NASDAQ Capital Market. As a result these financial statements have been adjusted to reflect this name.

Effective February 9, 2009, Kathleen Abernathy resigned as a director of the Company. Concurrent with her resignation as a director of the Company, Ms. Abernathy agreed to continue to act as an advisor to the Company. The remaining unvested 12,500 shares exercisable under Ms. Abernathy’s stock option agreement will continue to vest over an eighteen (18) month advisory period.

On March 31, 2009, the Company made a voluntary principal prepayment of debt in the amount $3.0 million on its first lien credit facility. In accordance with the credit agreement the payment was subject to a 1% prepayment penalty.

During the first quarter 2009, the Company issued 34,155 shares of Common Stock as a result of a cash less exercise of a warrant originally issued to the placement agents in connection with the Company’s 2004 financing.

In addition, the Company granted options to purchase 125,000 shares of common stock to employees pursuant to the Company’s Stock Option Plan, during the first quarter.

During the first quarter, the Company repurchased 12,519 shares of Common Stock pursuant to its share repurchase program, for a total amount of $47,999.

Schedule II

PURPLE COMMUNICATIONS, INC.

FINANCIAL STATEMENT SCHEDULE

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2008, 2007 and 2006

	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions		Balance at End of Period
Year Ended December 31, 2008
Allowance for doubtful accounts	$292	$350	$265	(1)	$377
Inventory Reserve	—	103	103	(2)	—

Year Ended December 31, 2007
Allowance for doubtful accounts	$157	$407	$272	(1)	$292
	—	18	18	(2)	—

Year Ended December 31, 2006
Allowance for doubtful accounts	$278	$156	$277	(1)	$157
Inventory Reserve	—	—	—		—

(1)	Uncollectible accounts written-off, net of recoveries.

(2)	Inventory discounts charged to reserve.