Form 10-Q
period 2009-03-31
Purple Communications, Inc.
filed 2009-05-14
CIK 1101268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File No. 0-29359

Purple Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3693371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

773 San Marin Drive, Suite 2210, Novato, California	94945
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes:	No:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer                               Accelerated Filer                              Non-accelerated filer

                                                                                                                                             (do not check if smaller reporting company)

Smaller Reporting Company        X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:	No: X

The number of shares of the Registrant’s common stock, par value $0.01, outstanding as of April 30, 2009 was 9,218,542.

PURPLE COMMUNICATIONS, INC.

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PURPLE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$9,778	$13,246
Accounts receivable, less allowance for doubtful accounts of $377 in 2009 and 2008	16,823	15,463
Merchandise inventories	1,527	385
Other current assets	1,098	1,216

Total current assets	29,226	30,310

Restricted cash	150	350
Property, equipment and leasehold improvements, net	8,000	7,674
Goodwill	70,295	70,295
Identifiable intangible assets, net	54,738	56,485
Deferred financing costs	692	675
Other assets	349	192

Total assets	$163,450	$165,981

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,473	$2,276
Accrued expenses	13,884	15,087
Current portion of long term debt	400	400
Other current liabilities	176	190

Total current liabilities	18,933	17,953

Accrued preferred dividends	4,125	3,271
Long term debt less current portion, net of discount, $1,846 and $1,934, in 2009 and 2008, respectively	64,254	67,266
Other long term liabilities	934	975

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, authorized: 11,671,180 shares in 2009 and 2008; Series A issued and outstanding: 7,736,944 shares in 2009 and 2008 (liquidation value $44,125)	77	77
Common stock, $.01 par value, authorized: 50,000,000 shares in 2009 and 2008; issued: 9,218,542 and 9,184,387 in 2009 and 2008, respectively	92	92
Additional paid-in capital	364,283	363,751
Accumulated deficit	(288,990)	(287,194)
Treasury stock, at cost, 42,782 and 30,062 shares, in 2009 and 2008, respectively	(258)	(210)

Total stockholders’ equity	75,204	76,516

Total liabilities and stockholders’ equity	$163,450	$165,981

The accompanying notes are an integral part of these financial statements.

PURPLE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Relay and interpreting services	$34,575	$28,464
Other	--	588

Total Revenues	34,575	29,052

Costs and expenses:
Cost of relay and interpreting services	19,850	14,731
Cost of other	--	653
Sales and marketing	3,403	2,400
General and administrative	6,519	6,775
Research and development	1,510	799
Depreciation and amortization	790	203
Amortization of intangible assets	1,747	1,429

Total costs and expenses	33,819	26,990

Income from operations	756	2,062
Other income (expense):
Other expense	(4)	(32)
Interest income (expense), net	(1,519)	(1,665)

Total other income (expense)	(1,523)	(1,697)

Income (loss) before income taxes	(767)	365
Income tax provision	175	--

Net income (loss)	(942)	365
Preferred dividends	854	714

Net loss applicable to common stockholders	$(1,796)	$(349)

Loss per common share:
Basic	$(0.20)	$(0.04)

Diluted	$(0.20)	$(0.04)

Weighted average shares outstanding
Basic and Diluted	9,153,855	9,145,335

The accompanying notes are an integral part of these financial statements.

PURPLE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2009
	Preferred Stock		Common Stock				Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated deficit	Number of Shares	Amount	Total Stockholders Equity
Balance at January 1, 2009	7,736,944	$77	9,184,387	$92	$363,751	($287,194)	30,062	($210)	$76,516
Issuance of common stock pursuant to warrant exercise	--	--	34,155	--	--	--	--	--	--
Stock based compensation	--	--	--	--	532	--	--	--	532
Repurchase shares	--	--	--	--	--	--	12,720	(48)	(48)
Accrued preferred dividend	--	--	--	--	--	(854)	--	--	(854)
Net loss	--	--	--	--	--	(942)	--	--	(942)

Balance at March 31, 2009	7,736,944	$77	9,218,542	$92	$364,283	($288,990)	42,782	($258)	$75,204

The accompanying notes are an integral part of these financial statements.

PURPLE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net income (loss)	$(942)	$365
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	790	203
Amortization of intangible assets	1,747	1,429
Amortization of debt discount and deferred financing costs	71	138
Provision for losses on accounts receivable	--	94
Non cash employee compensation	532	988
Loss on interest rate cap agreement	4	--
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,360)	(4,887)
(Increase) decrease in merchandise inventories	(1,142)	78
Increase in other assets	(43)	(635)
Increase (decrease) in accounts payable	2,197	(1,240)
Increase (decrease) in accrued expenses and other liabilities	(1,203)	12,925
Decrease in deferred revenue	--	(53)

Net cash provided by operating activities	651	9,405

Investing activities
Change in other assets and restricted cash	200	(253)
Acquisition of business, net of acquired cash	--	(108)
Deferred acquisition costs	--	(3,166)
Purchase of property, equipment and leasehold improvements	(1,116)	(1,280)

Net cash used by investing activities	(916)	(4,807)

Financing activities
Proceeds from sale of preferred stock	--	1,700
Proceeds from the issuance of debt, net	--	16,745
Purchase of treasury shares	(48)	--
Payments made on long term debt	(3,100)	(100)
Change in other liabilities	(55)	(34)

Net cash provided (used) by financing activities	(3,203)	18,311

Net change in cash and cash equivalents	(3,468)	22,909
Cash and cash equivalents at beginning of period	13,246	2,368

Cash and cash equivalents at end of period	$9,778	$25,277

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$1,531	$1,608

Supplemental Disclosure of Non-Cash Investing Activities:
Acquisition of equipment through capital leases	--	$73
Cash portion of Verizon purchase price withheld from financing	--	$44,000
Cash portion of Hands On purchase price withheld from financing	--	$32,282
Payoff of outstanding Hands On debt withheld from financing	--	$6,017
Financing costs withheld from financing	--	$1,605
Acquisition costs withheld from financing	--	$3,016
Repayment of credit agreement from proceeds from the issuance of debt	--	$3,581
Cost of issuance of preferred stock withheld from proceeds	--	$1,156
Accrued preferred stock dividend	$854	$714

The accompanying notes are an integral part of these financial statements.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

Note 1 – Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of Purple Communications, Inc. (formerly known as GoAmerica, Inc.) and its wholly-owned subsidiaries (collectively, the “Company”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2009. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein), which the Company considers necessary for the fair presentation of its financial position as of March 31, 2009 and the results of its operations and its cash flows for the three month periods ended March 31, 2009 and 2008. Results for the interim periods are not necessarily indicative of results that may be expected for the entire year or for any other interim period. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009.

The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, as of March 31, 2009, the Company had 66% of its accounts receivable with the National Exchange Carriers Association (“NECA”). For the three months ended March 31, 2009 and 2008, the Company generated 87% and 96%, respectively, of its total revenue with NECA.

The Company has incurred significant operating losses since its inception and, as of March 31, 2009, has an accumulated deficit of $288,990. During the three months ended March 31, 2009, the Company recorded a net loss of $942 and provided $651 of cash from operating activities. As of March 31, 2009, the Company had $9,778 in cash and cash equivalents.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141 (R) did not have a material effect of the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 . SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 did not have a material effect on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133. (“SFAS 161”) amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to amend and expand the 35 disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009. Management has evaluated the effect of SFAS 161 with respect to its sole interest rate cap agreement. Due to the insignificant value of the instrument, the adoption of SFAS 161 did not have a material effect on the Company’s financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material effect on the Company’s financial condition or results of operations.

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

On August 1, 2007, the Company sold 290,135 shares of Series A Preferred Stock to “Clearlake Capital Group (Clearlake) at a purchase price of $5.17 per share resulting in net proceeds of approximately $1,460. On August 1, 2007, the Company also entered into an agreement with Clearlake, which was later amended on September 12, 2007, allowing for the purchase of 7,446,809 additional shares of preferred stock, which was effected by Clearlake on January 10, 2008, in connection with the acquisitions more fully described in Note 10. As of March 31, 2009, the Company had accrued approximately $4,125 of preferred dividends.

Note 4 – Credit Agreement:

On August 1, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”), with Clearlake as administrative agent and collateral agent, pursuant to which the Company received a $1,000 bridge loan, which was increased by $1,800 on September 14, 2007 and an additional increase of $800 on October 29, 2007. Interest on the loan was payable on the first business day following the end of each month, at the LIBOR rate, plus 8%. The LIBOR rate utilized for interest calculations through January 10, 2008 was 5.125%. Interest was payable in cash, except that a portion of the interest equal to 4% is payable in kind in the form of additional loans. The loan is secured by substantially all of the assets of the Company and its principal subsidiaries and the stock of such principal subsidiaries. The credit agreements contained customary operating and financial covenants, including restrictions on the Company’s ability to pay dividends to its common stockholders, make investments, undertake affiliate transactions, and incur additional indebtedness, in addition to financial compliance requirements. On January 10, 2008, the loan was repaid in full, in the amount of $3,582, upon the closing of the Verizon transaction described in Note 10. Included in the amount paid was $50 of accrued interest expense incurred during January 2008.

Note 5 – Senior Debt:

First Lien Credit Facilities.

On January 10, 2008, the Company entered into a Credit Agreement (the “First Lien Credit Agreement”), dated as of January 10, 2008 (the “Closing Date”), with Churchill Financial LLC, as administrative agent (the “First Lien Administrative Agent”), and Ableco Finance LLC, as collateral agent (the “Collateral Agent”). The First Lien Credit Agreement provides for term loans of $40,000, all of which was borrowed on the Closing Date. The maturity date of the term loans is January 10, 2014, and the maturity date for revolving loans made from time to time is January 10, 2013. The Company is required to make quarterly repayments of principal on the term loans in the amount of $100 per quarter. Mandatory prepayments are also required to be made in the case of certain events, including asset sales, a portion of excess cash flow, proceeds from debt issuances and extraordinary receipts. Voluntary prepayments of principal of the term loans are subject to a prepayment penalty, expressed as a percentage of the principal amount so prepaid, of 2% from the Closing Date through but not including the first anniversary of the Closing Date, and 1% from the first anniversary of the Closing Date through but not including the second anniversary of the Closing Date. Mandatory prepayments are generally not subject to the payment of penalties except in the case of debt issuances, where the principal amount of term loans so prepaid is treated as though they were voluntary prepayments. In addition to the term loans, the credit facility provided for a revolving loan availability of up to $15,000, none of which was borrowed on the Closing Date. On December 3, 2008 the Company entered into the Third Amendment and Consent to the First Lien Credit Agreement which among other things allowed the Company to repurchase shares of the Company’s outstanding common stock. The amendment to the Credit Agreement provided for a $2,000 reduction in the Company’s revolving line of credit, reducing total availability to $13,000. On March 31, 2009, the Company made a voluntary principal prepayment of debt in the amount $3,000 on its First Lien credit facility. In accordance with the credit agreement the payment was subject to a 1% prepayment penalty.

The First Lien Credit Agreement contains affirmative and restrictive covenants that require the Company to take or refrain from taking certain actions, including, among other things, the obligation to provide certain financial and other information and limitations on its ability to incur debt, make investments, pay dividends, change the nature of its business, engage in affiliate transactions, or sell assets. In addition, the Company must comply with financial covenants for maximum consolidated leverage, maximum amounts of capital expenditures, and certain amounts of revolver availability or cash and cash equivalents subject to control agreements in favor of the Collateral Agent. As of March 31, 2009 the Company was compliant with the above required covenants.

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

As of March 31, 2009, the Company’s interest rate for the First Lien Credit Agreement was based on the LIBOR option plus 4.5% applicable margin.

In accordance with the Guaranty and Security Agreement entered into by the Company and the Collateral Agent on the Closing Date, the obligations of the Company under the First Lien Credit Agreement are secured by all of the assets of the Company.

In conjunction with the First Lien Credit Agreement, the Company incurred $1,115 of fees paid to the lenders and $662 of financing fees paid to third parties. Amounts paid to the lenders are presented as debt discount and are recorded as a reduction to the debt and are amortized over the life of the debt. Fees paid to third parties are classified as deferred financing costs and are amortized over the life of the debt. As of March 31, 2009, the unamortized balance relating to the debt discount equaled $887 and the unamortized balance relating to the deferred financing fees equaled $473.

Second Lien Credit Facilities and Intercreditor Agreement.

Concurrently with entering into the First Lien Credit Agreement, the Company entered into the Second Lien Credit Agreement (the “Second Lien Credit Agreement”), dated as of the Closing Date, with the lenders, and Clearlake, as administrative agent (the “Second Lien Agent”). The Second Lien Credit Agreement provides for term loans of $30,000, all of which was borrowed on the Closing Date. The maturity date of the loans is January 10, 2015, and there are no scheduled amortization payments. Mandatory prepayments, which are not subject to prepayment penalty, are required to be made in the case of certain events, including asset sales, a portion of excess cash flow, proceeds from debt issuances and extraordinary receipts. Voluntary prepayments of principal of the loans are subject to a prepayment penalty, expressed as a percentage of the principal amount so prepaid, of 2% from the Closing Date through but not including the first anniversary of the Closing Date, and 1% from the first anniversary of the Closing Date through but not including the fourth anniversary of the Closing Date. Mandatory prepayments are generally not subject to the payment of penalties except in the case of debt issuances, where the principal amount of loans so prepaid is treated as though they were voluntary prepayments. The affirmative, negative and financial covenants in the Second Lien Credit Agreement are substantially similar to those set forth in the First Lien Credit Agreement, except that in certain circumstances they are less restrictive than those set forth in the First Lien Credit Agreement. Loans under the Second Lien Credit Agreement bear interest at LIBOR plus 9% per annum, which rate increases by 2% in the case of an event of default.

In accordance with the Second Guaranty and Security Agreement entered into by the Company and the Second Lien Agent on the Closing Date, the obligations of the Company under the Second Lien Credit Agreement are secured by all of the assets of the Company and subject to certain exceptions and limitations, and subject to the Intercreditor Agreement (referred to below).

The Intercreditor Agreement, dated as of the Closing Date, by and among the First Lien Administrative Agent, the Collateral Agent and the Second Lien Agent (the “Intercreditor Agreement”), provides for and governs, among other things, the relative priorities among the secured parties under the First Lien Obligations and the Second Lien Obligations. The Company acknowledged the Intercreditor Agreement but is not a party thereto. In conjunction with the Second Lien Credit Agreement, the Company incurred $1,162 of fees paid to the lenders. Amounts paid to lenders are presented as debt discount and are recorded as a reduction to the debt and are amortized over the life of the debt. As of March 31, 2009, the unamortized balance relating to this debt discount equaled $959. The Company paid $265 of financing fees to third parties which are classified as deferred financing costs and are amortized over the life of the debt. As of March 31, 2009, the unamortized balance relating to the deferred financing fees equaled $219.

A summary of the Company’s outstanding long term debt is as of March 31, 2009:

First lien debt	$36,500
Second lien debt	30,000

Total debt	66,500

Less of debt discount	(1,846)

Total debt, net of debt discount	64,654
Less: current portion of long term debt	400

Long term debt	$64,254

Aggregate maturities of long term debt of the Company due within the next five years are as follows:

2010	$400
2011	400
2012	400
2013	400
2014 and thereafter	64,900

Long term debt	$66,500

During the three months ended March 31, 2009 and 2008, the Company recognized $88 and $78, respectively, of interest expense from amortization of the debt discount.

Note 6 – Earnings (Loss) Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. As the Company had a net loss applicable to common stockholders for the three months ended March 31, 2009 and 2008, the impact of the assumed exercise of the stock options and warrants and conversion of the Series A Preferred Stocks is anti-dilutive and as such, 11,114,562 and 9,584,839, respectively, of common stock equivalent shares were excluded from the computation of diluted net loss per share as follows:

	Three Months Ended March 31,
	2009	2008
Options	2,567,225	1,763,575
Warrants	12,500	84,320
Preferred stock	8,534,837	7,736,944

Total	11,114,562	9,584,839

Note 7 – Goodwill and Other Intangible Assets:

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company believes there are no such impairment indicators at March 31, 2009.

Intangible assets consisted of the following at March 31, 2009:

	Trademarks	Customer lists	Technology	Contractual	Total
Identifiable intangible assets	$37,800	$22,807	$1,293	$1,103	$63,003
Accumulated amortization	--	(7,299)	(387)	(579)	(8,265)

Ending balance March 31, 2009	$37,800	$15,508	$906	$524	$54,738

The above intangible assets are amortized over their estimated life as follows:

Trademarks	Indefinite
Customer Lists	3 years -5.5 years
Technology	1.5 years -5 years
Contracts	2 years

There has been no change in the value of goodwill for the periods presented in these financial statements.

During the three months ended March 31, 2009 and 2008, the Company recognized $1,747 and $1,429, respectively, of amortization expense. Amortization expense is expected to be approximately $6,865, $5,426, $2,144, $1,870 and $633 for the twelve month periods ended March 31, 2010, 2011, 2012, 2013 and 2014, respectively.

Note 8 – Stock-based Compensation:

The Company has a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and non-vested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. As of March 31, 2009, the Company had 394,526 shares of common stock reserved for future issuance under our equity compensation plan and stock purchase plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, we did not restate our financial results for prior periods.

During the three months ended March 31, 2009, the Company has issued stock options totaling 125,000 with a value of approximately $227 to certain employees at an exercise price of $3.20 per share. The fair value of these options was calculated under the Black-Scholes option pricing model with the following assumptions:

Risk free rate	3.02%
Volatility	74.10%
Expected life	6.25 years
Forfeiture rate	16.1%
Dividend yield	0.00%

The Company recognizes compensation expense for employee stock option awards on a straight-line basis over the requisite service period of the award. With respect to all outstanding employee stock options, the Company will recognize a total of $6,454 compensation expense over a service period of one to four years. As of March 31, 2009, the Company had recognized $531 of non cash stock based compensation.

Stock option activity for the three months ended March 31, 2009, is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2009	2,523,386	$8.04
Granted	125,000	3.20
Assumed	--	--
Exercised	--	--
Canceled	(81,161)	12.32

Outstanding at March 31, 2009	2,567,225	$7.67

Exercisable at March 31, 2009	797,404	$11.77

The weighted average grant date fair value per share during the three months ended March 31, 2009 and 2008, was $2.17 and $4.13, respectively.

The following table summarizes information about fixed price stock options outstanding at March 31, 2009:

	Outstanding
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Instrinsic Value
$0.24-$6.93	2,527,010	$5.87	9.0 years	$124
$16.00-$26.40	21,561	$20.92	4.2 years	—
$43.20-$44.80	4,500	$43.91	1.9 years	—
$84.00-$84.80	150	$84.80	0.3 years	—
$104.80-$151.20	5,604	$150.61	2.8 years	—
$162.48-$167.20	2,700	$166.98	1.0 years	—
$401.60-$600.00	5,200	$431.11	0.9 years	—
$1,200.00-$1,280.00	500	$1,280.00	1.0 years	—

Total	2,567,225			$124

	Exercisable
Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price	Aggregate Instrinsic Value
$0.24-$6.93	757,189	$6.01	$81
$16.00-$26.40	21,561	$20.92	—
$43.20-$44.80	4,500	$43.91	—
$84.00-$84.80	150	$84.80	—
$104.80-$151.20	5,604	$150.61	—
$162.48-$167.20	2,700	$166.98	—
$401.60-$600.00	5,200	$431.11	—
$1,200.00-$1,280.00	500	$1,280.00	—

Total	797,404		$81

The aggregate intrinsic value in the table above represents the total pretax intrinsic value ( i.e., the difference between the Company’s closing stock price on the last trading day of our first quarter of 2009, which was $3.00, and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on March 31, 2009. This amount changes based on the fair market value of the Company’s stock.

The following table sets forth the total stock-based compensation expense resulting from stock options and vested restricted stock awards included in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
General and administrative	$532	$988

Stock-based compensation expense before income taxes	532	988
Income tax benefit	--	--

Total stock-based compensation expense after income taxes	$532	$988

Note 9 – Contingencies:

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. Although we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

Note 10 – Acquisitions:

Acquisition of certain assets of Verizon TRS division

On January 10, 2008, the Company acquired certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions for $46,000 in cash and $5,500 of contingent cash consideration. The Verizon acquisition was financed through $33,500 of equity financing from the sale of 6,479,691 shares of Series A Preferred stock at a price of $5.17 per share (see Note 3) and $30,000 of senior debt financing (see Note 5). The Company consummated the acquisition in an effort to increase its volume and improve its results of operations.

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

In connection with the Verizon acquisition, the Company entered into a Managed Services Agreement, dated August 1, 2007, with Stellar Nordia.

Acquisition of Hands On Video Relay Services, Inc.

On January 10, 2008, the Company acquired Hands On Video Relay Services, Inc. (“HOVRS”), a California-based provider of video relay and interpreting services, for $35,000 in cash, 6,696,466 shares of its common stock valued at $5.17 per share and assumption of 276,246 stock options (see Note 8). The cash portion of the consideration was financed through $5,000 of equity financing from the sale of 967,118 shares of Series A Preferred stock at a price of $5.17 per share (see Note 3) and the issuance of $40,000 senior debt financing (see Note 5). The Company consummated the acquisition in an effort to increase its volume and improve its results of operations.

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

In conjunction with the closing of the HOVRS acquisition, the Company assumed certain outstanding operating and capital lease agreements in force on the date of closing.

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

Note 11 – Income Taxes:

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

Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. The evaluation was performed for the tax years ended December 31, 2004, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2009.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event the Company may have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

The Company has federal net operating loss (“NOL”) carryforwards of approximately $189,969. The federal NOL carryforwards expire beginning in 2011. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. The Company believes that an ownership change has occurred with respect to the transactions previously described. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. The Company has not performed a detailed analysis to determine the amount of the potential limitations.

Note 12 – Related Party Transactions:

The Company entered into certain additional financing and equity agreements with Clearlake as a result of the transactions described in Note 10. On January 10, 2008, all outstanding amounts under the Credit Agreement with Clearlake (more fully described in Note 4) were repaid in full. The Company paid Clearlake $90 and $–0– related to consulting arrangement costs incurred during the three month period ended March 31, 2009 and 2008, respectively.

Note 13 – Stockholders’ Equity:

During the three months ended March 31, 2009, the Company entered into the following stock related transactions:

—

On March 6, 2009 the Company issued 34,155 shares of Common Stock as a result of the cash less exercise of warrants originally issued to the placement agents in connection with the Company’s 2004 financing.

—

The Company filed a Certificate of Amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change the name of the Company from “GoAmerica, Inc.” to “Purple Communications, Inc.” The Certificate of Amendment became effective on February 11, 2009.

—	On February 27, 2009 the Company granted stock options to employees pursuant to the Company’s Stock Option Plan (see Note 8).

—	During the three month period ended March 31, 2009 the Company repurchased 12,720 shares of Common Stock pursuant to its share repurchase program.

Note 14 – Subsequent Events:

—

On April 30, 2009, the Company held its annual meeting of stockholders, at which time stockholders elected 7 directors – Steven Chang, Behdad Eghbali, Steven Eskenazi, Christopher Gibbons, Daniel Luis, William McDonagh and Ronald Obray – and ratified the appointment of the Company’s independent audit firm, WithumSmith+Brown, PC for the Company’s fiscal year ending December 31, 2009.

—	On April 3, 2009, the Company received a letter of inquiry from the FCC requesting certain information. The Company is preparing its response to the request, and plans to make a timely reply.

—	On April 14, 2009, the Company amended the Certificate of Incorporation for its subsidiary GoAmerica Communications, Inc. in order to change its name to ‘Purple Relay Services Co.’

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

We generate the majority of our revenue from relay and interpreting services. This revenue is made up of video relay, IP relay, traditional telerelay and speech-to-speech service and community interpreting. Revenue is recognized when services are provided or earned. As of March 31, 2009, we had 66% of our accounts receivable with the National Exchange Carriers Association (“NECA”). For the three months ended March 31, 2009 and 2008, we generated 87% and 96%, respectively, of our total revenue with NECA.

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

Results of Operations

The following table sets forth, for the three months ended March 31, 2009 and 2008, the percentage relationship to net revenues of certain items included in the Company’s unaudited consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2009		2008
	$	%	$	%
Revenues:
Relay and interpreting services	$34,575	100.0	$28,464	98.0
Other	--	--	588	2.0

Total Revenues	34,575	100.0	29,052	100.0

Costs and expenses:
Cost of relay and interpreting services	19,850	57.4	14,731	50.7
Cost of other	--	--	653	2.2
Sales and marketing	3,403	9.8	2,400	8.3
General and administrative	6,519	18.9	6,775	23.3
Research and development	1,510	4.4	799	2.8
Depreciation and amortization	790	2.3	203	0.7
Amortization of intangible assets	1,748	5.1	1,429	4.9

Total costs and expenses	33,819	97.8	26,990	92.9

Income from operations	756	2.2	2,062	7.1
Other income (expense):
Other expense	(4)	(0.0)	(32)	(0.1)
Interest income (expense), net	(1,519)	(4.4)	(1,665)	(5.7)

Total other income (expense)	(1,523)	(4.4)	(1,697)	(5.8)

Income (loss) before income taxes	(767)	(2.2)	365	1.3
Income tax provision	175	0.5	--	--

Net income (loss)	(942)	(2.7)	365	1.3
Preferred dividends	854	2.5	714	2.5

Net loss applicable to common stockholders	($1,796)	(5.2)	($349)	(1.2)

The following table sets forth the period-over-period percentage increases or decreases of certain items included in the Company’s unaudited consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	Change
	2009	2008	$	%
Revenues:
Relay and interpreting services	$34,575	$28,464	$6,111	21.5
Other	--	588	(588)	(100.0)

Total Revenues	34,575	29,052	5,523	19.0

Costs and expenses:
Cost of relay and interpreting services	19,850	14,731	5,119	34.7
Cost of other	--	653	(653)	(100.0)
Sales and marketing	3,403	2,400	1,003	41.8
General and administrative	6,519	6,775	(256)	(3.8)
Research and development	1,510	799	711	89.0
Depreciation and amortization	790	203	587	289.2
Amortization of intangible assets	1,748	1,429	319	22.3

Total costs and expenses	33,819	26,990	6,829	25.3

Income from operations	756	2,062	(1,306)	(63.3)

Other income (expense):
Other expense	(4)	(32)	28	(87.5)
Interest income (expense), net	(1,519)	(1,665)	146	(8.8)

Total other income (expense)	(1,523)	(1,697)	174	(10.3)

Income (loss) before income taxes	(767)	365	(1,132)	(310.1)
Income tax provision	175	--	175	--

Net income (loss)	(942)	365	(1,307)	(358.1)
Preferred dividends	854	714	140	19.6

Net loss applicable to common stockholders	($1,796)	($349)	($1,447)	414.6

Three months ended March 31, 2009 Compared to Three months ended March 31, 2008

(in thousands)

Relay and Interpreting services revenue. Relay and interpreting services revenue increased 21.5%, to $34,575 for the three months ended March 31, 2009 from $28,464 for the three months ended March 31, 2008. The increase was due to organic growth from our relay services and our July 1, 2008 acquisitions of Sign Language Associates, Inc. and Visual Language Interpreting, Inc. We expect relay and interpreting services revenue to increase as we expand our user base and increase existing customer retention primarily through adoption of our new products and services.

Cost of relay and interpreting services revenue. Cost of relay and interpreting services revenue increased 34.7%, to $19,850 for the three months ended March 31, 2009 from $14,731 for the three months ended March 31, 2008. This increase was due to our relay services growth and a mix shift towards higher community interpreting services resulting from our July 1, 2008 acquisitions of Sign Language Associates, Inc. and Visual Language Interpreting, Inc. We expect the costs of relay and interpreting services revenue will increase in future periods as we expand our user base for these services, but at a lower rate than increases in corresponding revenue due to the operating efficiencies and scalability inherent in the business.

Sales and marketing. Sales and marketing expenses increased 41.8% to $3,403 for the three months ended March 31, 2009 from $2,400 for the three months ended March 31, 2008. The change was due to increased sales and marketing initiatives associated with our relay services efforts in addition to the July 1, 2008 acquisitions of Sign Language Associates, Inc. and Visual Language Interpreting, Inc. We expect sales and marketing expense to remain stable with the exception of incremental endpoint deployment costs as we continue introducing new bundled products and services to the consumer marketplace.

General and administrative. General and administrative expenses decreased 3.87% to $6,519 for the three months ended March 31, 2009 from $6,775 for the three months ended March 31, 2008. The decrease was primarily due to lower professional services expenses incurred compared to previous year acquisition integrations effort. We expect general and administrative expenses to decline as the Company continues to focus on cost containment measures and leverages its core infrastructure.

Research and development . Research and development expense increased 89.0% to $1,510 for the three months ended March 31, 2009 from $799 for the three months ended March 31, 2008. This increase was primarily due to increased salaries and benefits for incremental personnel performing development activities. We expect current research and development spending to remain relatively constant as we continue to invest in the development and maintenance of our relay technologies.

Interest income (expense), net. We incurred net interest expense of $1,519 for the three months ended March 31, 2009 compared to net interest income of $1,665 for the three months ended March 31, 2008.

Liquidity and Capital Resources

(in thousands)

We have incurred significant operating losses since our inception and as of March 31, 2009 had an accumulated deficit of $288,990. During the three months ended March 31, 2009, we incurred a net loss of $942. As of March 31, 2009 we had $9,778 in cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs throughout 2009. We currently have a secured $13,000 unfunded credit revolver which creates additional liquidity if needed. We currently have no borrowings outstanding under this credit facility.

On January 10, 2008, we acquired certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions for $46,000 in cash and HOVRS, Inc., a California-based provider of video relay and interpreting services, for $35,000 in cash, approximately 6,700,000 shares of common stock and assumption of 276,246 stock options. These acquisitions were financed through a $40,000 first lien credit agreement, $30,000 second lien credit agreement and $38,500 of equity financing from the sale of 7,446,809 shares of Series A preferred stock at a price of $5.17 per share. Interest on the loans under the first lien credit agreement is at variable rates which can be linked to LIBOR plus the applicable margin, or at a “base rate” of the higher of the U.S. prime rate quoted by The Wall Street Journal and the Federal Funds Rate plus 0.5% per annum, plus the applicable margin. The applicable margin ranges from 4.25% to 5.00% for LIBOR based loans and 3.25% to 4.00% for base rate based loans, depending upon our debt leverage ratio. The maturity date of the first lien credit agreement term loan is January 10, 2014, and the maturity date for revolving loans made from time to time is January 10, 2013. Interest on the loan under the second lien credit agreement accrues at LIBOR plus 9% per annum. The maturity date of the second lien credit agreement term loan is January 10, 2015.

On July 1, 2008 the Company acquired all of the outstanding stock of two sign language interpreting companies, Sign Language Associates and Video Language Interpreting, for a total purchase price of $7,047. A total of $5,072 was paid at closing, which included a $250 escrow fund payment with the remaining installments due over the next two years contingent upon certain requirements within the stock purchase agreement.

Net cash provided by operating activities for the three month period ended March 31, 2009 was $651 principally resulting from our operating profit and changes in our operating assets and liabilities.

Net cash used by investing activities equaled $916 which included the purchase of equipment and leasehold improvements.

Net cash used by financing activities was $3,203 resulting primarily from the voluntary principal prepayment of debt of $3,000.

As of March 31, 2009, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $12,893 of which $3,043 is payable within the twelve month period ending March 31, 2009.

The following table summarizes our contractual obligations at March 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(In thousands)	Total	Less than 1 Year	1-3 Years	4-6 Years	After 6 Years

Contractual obligations:
Capital lease obligations	$402	$203	$145	$54	$0
Operating lease obligations	12,982	3,043	7,116	2,289	534
Loan payable	66,500	400	1,200	34,900	30,000

Total contractual cash obligations	$79,884	$3,646	$8,461	$37,243	$30,534

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

Recoverability of Goodwill and Other Intangible Assets

In assessing the recoverability of our goodwill, other intangibles and other long-lived assets, we must make assumptions regarding estimated future cash flows. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. As of March 31, 2009, we had approximately $70,295 of goodwill and $54,738 of intangible assets, primarily resulting from our acquisitions in 2008. For the three month period ended March 31, 2009, we did not record any impairment charges.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141 (R) did not have a material effect of the Company’s financial condition or results of operations.

                In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 did not have a material effect of the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133. (“SFAS 161”) amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009. Management has evaluated the effect of SFAS 161 with respect to its sole interest rate cap agreement. Due to the insignificant value of the instrument, the adoption of SFAS 161 did not have a material effect of the Company’s financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of SFAS 162 did not have a material effect of the Company’s financial condition or results of operations.

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are forward-looking statements that reflect management’s current outlook and are based upon current assumptions. Such forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue” or similar terms, variations of such terms or the negative of those terms that convey uncertainty of future events or outcomes. Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, among others: (i) our ability to integrate our acquisitions into our existing businesses and operations; (ii) our ability to respond to the rapid technological change of the telecommunications relay service (known as “TRS”) and/or wireless data industries and offer new or enhanced services; (iii) our dependence on wireline and wireless carrier networks and technology platforms supporting our relay services; (iv) our ability to respond to increased competition in the TRS and/or wireless data industries; (v) our dependence on a single-source supplier for our mobile video phone; (vi) our ability to generate revenue growth; (vii) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (viii) unanticipated expenses or liabilities or other adverse events affecting our cash flow; (ix) limitations on our ability to borrow funds and satisfy the covenants under our credit arrangements or obtain new credit arrangements or other financing, if necessary; (x) uncertainty regarding the success of the launch of our new mobile video phone product; (xi) unanticipated decreases in reimbursement rates through the federal TRS fund; (xii) uncertainties associated with changing governmental regulations and difficulties inherent in predicting the outcome of regulatory processes; (xiii) our ability to attract and retain interpreters and other key personnel and (xiv) such other risks and uncertainties as discussed in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for fiscal year 2008. As a result of these and other factors, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(in thousands)

Our cash and cash equivalents are not subject to significant interest rate risk due to the short term maturities of these investments. As of March 31, 2009 the carrying value of our cash and cash equivalents approximates fair value.

We had $66,500 of variable interest rate debt outstanding at March 31, 2009. The variable interest rates we pay on this debt may expose us to market risk due to changes in interest rates. The First Lien Credit agreement with Churchill Financial, LLC and Ableco Finance LLC, bears variable interest rates linked to LIBOR or at a base rate of the higher of the U.S. prime rate and the Federal Funds Rate plus 0.5% per annum, plus an applicable margin ranging from 3.25% – 5.00%. The Second Lien Credit agreement with Clearlake Capital Group, L.P., bears variable interest at LIBOR plus 9% per annum. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $665 based on the debt as of March 31, 2009. To mitigate the risk, the Company currently holds an interest rate cap agreement with Bank of America, N.A. with a notional amount of $35,000 which calls for a rate cap of 5.5%.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.

In our Form 10-K for the fiscal year ended December 31, 2008, management reported that it had identified material weaknesses in our internal control over financial reporting. Our internal controls over financial reporting have been negatively impacted by the series of acquisitions entered into during the previous year.

                A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Among the material weaknesses previously reported, the acquired companies did not maintain effective controls over certain financial statement account reconciliations. Specifically, account reconciliations involving significant general ledger accounts were not designed for proper preparation and timely review and reconciling items were not timely resolved and adjusted. This control deficiency may result in audit adjustments to the aforementioned accounts and disclosures in our consolidated financial statements as of and for the year ended December 31, 2009. Remediation of these weaknesses has not yet been fully completed and, therefore, these material weaknesses continued to exist as of March 31, 2009.

Management Action Plan and Progress to Date

In response to the material weaknesses, management has taken certain actions and will continue to take further steps to strengthen our control processes and procedures in order to remediate such material weaknesses. We have converted all acquired companies to a common enterprise system, centralized all transaction processing functions in one location with a common set of controls and procedures, utilized outside consultants as needed to assist with executing the preparation and/or reviews of reconciliations under our directions, and recruited, and will continue to recruit, accounting, finance and business system personnel who can provide the adequate experience and knowledge to improve the timeliness and effectiveness of our account reconciliations and ultimately the financial reporting processes.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Federal Communications Commission (the “FCC”) undertakes inquiries and investigations of TRS providers for the purpose of, among other things, analyzing the efficiency, effectiveness, appropriateness and/or validity of the funds that are disbursed to the various TRS service providers. The Company understands that these inquiries are intended to obtain information about TRS providers’ practices, and include, but are not limited to, investigation of compliance and possible violations of the Communications Act of 1934 and rules promulgated by the FCC including inter alia rules limiting marketing activities, lobbying activities, emergency calls via TRS, creation and registration of 10-digit numbers. During 2007 and 2008, and most recently on April 1, 2009, the Company and its wholly-owned Purple Languages Services Co. (formerly named HOVRS) subsidiary received various letters of inquiry from the FCC relating to the conduct of their marketing operations, compliance with certain rules service and other matters. The Company is unable to predict the outcome of these investigations, which could result in the imposition of fines, the imposition of restrictions on its ability to participate in the NECA reimbursement program or the creation of compliance programs established by the FCC. The Company has responded to the various requests made by the FCC, and will be responding to the most recent inquiry, and desires to resolve the inquiries in a satisfactory manner; if the Company is unable to resolve the inquiries or any investigations satisfactorily the Company intends to contest these investigations appropriately.

The Company has sought review from the U.S. Court of Appeals for the Tenth Circuit of two FCC rulings issued in 2007 and 2008 that purport to impose certain limitations on TRS providers’ ability to communicate with its customers and to market its services generally. Such review is being conducted under the case name GoAmerica v. FCC. The case has been briefed and was argued in January 2009, and the Company is awaiting a decision. The Tenth Circuit Court of Appeals has stayed enforcement of the FCC rulings pending final determination on the petitions.

Various other claims and legal proceedings that are generally incidental to the normal course of the Company’s business are pending or threatened against it. Although the Company cannot predict the outcome of those matters, in the opinion of management, any liability arising from them will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 1A. Risk Factors

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The following table sets forth the information required regarding repurchases of our Common Stock made during the quarter ended March 31, 2009 (in thousands, except share and per share data).

Period	Total Number of Shares Purchased(1)	Average Price Paid per Shared	Total Aggregate Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that can be Purchased Under the Program
January 2009	11,002	$3.88	17,001	$934
February 2009	1,718	3.43	18,719	928
March 2009	—	—	—	—

Total	12,720	$3.82	18,719	$928

(1)	Represents shares of common stock repurchased in open market transactions under a share repurchase program approved by the Board of Directors in November 2008. A total of $1 million has been authorized for repurchase of common stock under this program. As of March 31, 2009, we had purchased a total of 18,719 shares at a value of $72 and $928 remained available for purchase under this program. This program has a fixed expiration date of December 31, 2009, but may be terminated by the Board of Directors at any time. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions. The timing of any future purchases will depend upon factors including our share price, cash balances, expected cash requirements and general business and market conditions.

Item 6. Exhibits.

The following exhibits are filed herewith:

(31)		Rule 13a — 14(a) Certifications

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

(32)	32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(1)

	32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(1)

(1)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

- 22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE COMMUNICATIONS, INC.

DATE: May 14, 2009	By:	/s/ Daniel R. Luis
Daniel R. Luis
Chief Executive Officer (Principal Executive Officer)

DATE: May 14, 2009	By:	/s/ John Ferron
John Ferron
Chief Financial and Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.(1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.