Form 10-Q
period 2009-06-30
Purple Communications, Inc.
filed 2009-08-13
CIK 1101268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the Registrant’s common stock, par value $0.01, outstanding as of August 1, 2009 was 9,218,542.

PURPLE COMMUNICATIONS, INC.

- i -

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$6,449	$13,246
Accounts receivable, less allowance for doubtful accounts of $377 in 2009 and 2008	17,297	15,463
Merchandise inventories	1,720	385
Other current assets	1,835	1,216

Total current assets	27,301	30,310

Restricted cash	—	350
Property, equipment and leasehold improvements, net	9,472	7,674
Goodwill	70,295	70,295
Identifiable intangible assets, net	52,990	56,485
Deferred financing costs	645	675
Other assets	391	192

Total assets	$161,094	$165,981

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,904	$2,276
Accrued expenses	11,494	15,087
Current portion of long term debt	400	400
Other current liabilities	157	190

Total current liabilities	17,955	17,953

Accrued preferred dividends	5,006	3,271
Long term debt less current portion, net of discount, $1,758 and $1,934, in 2009 and 2008, respectively	64,242	67,266
Other long term liabilities	898	975

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, authorized: 11,671,180 shares in 2009 and 2008; Series A issued and outstanding: 7,736,944 shares in 2009 and 2008 (liquidation value $44,125)	77	77
Common stock, $.01 par value, authorized: 50,000,000 shares in 2009 and 2008; issued: 9,218,542 and 9,184,387 in 2009 and 2008, respectively	92	92
Additional paid-in capital	364,717	363,751
Accumulated deficit	(291,635)	(287,194)
Treasury stock, at cost, 42,782 and 30,062 shares, in 2009 and 2008, respectively	(258)	(210)

Total stockholders’ equity	72,993	76,516

Total liabilities and stockholders’ equity	$161,094	$165,981

The accompanying notes are an integral part of these financial statements.

PURPLE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Relay and interpreting services	$32,529	$30,488	$67,104	$58,965
Other	—	161	—	747

Total Revenues	32,529	30,649	67,104	59,712

Costs and expenses:
Costs of relay and interpreting services	19,140	17,209	38,990	32,874
Cost of other	—	242	—	894
Sales and marketing	2,811	3,531	6,214	5,712
General and administrative	6,767	6,108	13,286	11,972
Research and development	1,128	565	2,638	1,411
Depreciation and amortization	960	227	1,750	430
Amortization of intangible assets	1,748	1,601	3,495	3,030

Total costs and expenses	32,554	29,483	66,373	56,323

Income (loss) from operations	(25)	1,166	731	3,389
Other income (expense):
Other income	17	241	12	241
Interest income (expense), net	(1,390)	(1,608)	(2,909)	(3,273)

Total other income (expense)	(1,373)	(1,367)	(2,897)	(3,032)

Income (loss) before income taxes	(1,398)	(201)	(2,166)	357
Income tax provision	365	—	540	—

Net income (loss)	(1,763)	(201)	(2,706)	357
Preferred dividends	880	813	1,735	1,527

Net loss applicable to common stockholders	$(2,643)	$(1,014)	$(4,441)	$(1,170)

Loss per common share:
Basic	$(0.29)	$(0.11)	$(0.48)	$(0.13)

Diluted	$(0.29)	$(0.11)	$(0.48)	$(0.13)

Weighted average shares outstanding
Basic and Diluted	9,154,326	9,159,071	9,215,785	9,152,203

The accompanying notes are an integral part of these financial statements.

PURPLE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock				Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated deficit	Number of Shares	Amount	Total Stockholders Equity
Balance at January 1, 2009	7,736,944	$77	9,184,387	$92	363,751	$(287,194)	30,062	$(210)	$76,516
Issuance of common stock pursuant to warrant exercise	—	—	34,155	—	—	—	—	—	—
Stock based compensation	—	—	—	—	966	—	—	—	966
Repurchase of treasury shares	—	—	—	—	—	—	12,720	(48)	(48)
Accrued preferred dividend	—	—	—	—	—	(1,735)	—	—	(1,735)
Net Loss	—	—	—	—	—	(2,706)	—	—	(2,706)

Balance at June 30, 2009	7,736,944	$77	9,218,542	$92	364,717	$(291,635)	42,782	$(258)	$72,993

The accompanying notes are an integral part of these financial statements.

PURPLE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income (loss)	$(2,706)	$357
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization of fixed assets	2,168	430
Amortization of intangible assets	3,495	3,030
Amortization of debt discount and deferred financing costs	206	220
Provision for losses on accounts receivable	—	118
Non cash employee compensation	966	1,756
Loss on interest rate cap agreement	(12)	(241)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,834)	(4,945)
Increase in merchandise inventories	(1,335)	(97)
Increase in other assets	(806)	(1,059)
Increase (decrease) in accounts payable	3,628	(3,470)
Increase (decrease) in accrued expenses and other liabilities	(3,593)	12,871
Decrease in deferred revenue	—	(54)

Net cash provided by operating activities	177	8,916

Investing activities
Change in other assets and restricted cash	350	(567)
Acquisition of business, net of acquired cash	—	622
Deferred acquisition costs	—	(3,558)
Purchase of property, equipment and leasehold improvements	(3,966)	(1,545)

Net cash used by investing activities	(3,616)	(5,048)

Financing activities
Proceeds from sale of preferred stock	—	1,700
Proceeds from the issuance of debt, net	—	16,745
Purchase of treasury shares	(48)	—
Payments made on long term debt	(3,200)	(200)
Change in other liabilities	(110)	(71)

Net cash provided (used) by financing activities	(3,358)	18,174

Net change in cash and cash equivalents	(6,797)	22,042
Cash and cash equivalents at beginning of period	13,246	2,368

Cash and cash equivalents at end of period	$6,449	$24,410

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$2,963	$3,323

Supplemental Disclosure of Non-Cash Investing Activities:
Acquisition of equipment through capital leases	$—	$73
Cash portion of Verizon purchase price withheld from financing	—	44,000
Cash portion of Hands On purchase price withheld from financing	—	32,282
Payoff of outstanding Hands On debt withheld from financing	—	6,017
Financing costs withheld from financing	—	1,605
Acquisition costs withheld from financing	—	3,016
Repayment of credit agreement from proceeds from the issuance of debt	—	3,581
Cost of issuance of preferred stock withheld from proceeds	—	1,156
Accrued preferred stock dividend	1,735	1,527

The accompanying notes are an integral part of these financial statements.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

Note 1 – Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of Purple Communications, Inc. (formerly known as GoAmerica, Inc.) and its wholly-owned subsidiaries (collectively, the “Company”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2009. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein), which the Company considers necessary for the fair presentation of its financial position as of June 30, 2009 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2009 and 2008. Results for the interim periods are not necessarily indicative of results that may be expected for the entire year or for any other interim period. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009.

The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, as of June 30, 2009, the Company had 93% of its accounts receivable with the National Exchange Carriers Association (“NECA”). For the three and six months ended June 30, 2009, the Company generated 87% and 87%, respectively, of its total revenue with NECA compared with 97% and 97%, respectively, for the three and six months ended June 30, 2008.

The Company has incurred significant operating losses since its inception and, as of June 30, 2009, has an accumulated deficit of $291,635. During the six months ended June 30, 2009, the Company recorded a net loss of $2,706 and provided $177 of cash from operating activities. As of June 30, 2009, the Company had $6,449 in cash and cash equivalents.

Note 2 – Significant Accounting Policies:

Revenue Recognition-Relay Services

The Company derives revenue from relay and interpreting services which are recognized when persuasive evidence of an arrangement exists, the service has been delivered, the rates are fixed or determinable and collectability is reasonably assured. Using these criteria for revenue recognition, revenue is typically recognized when the services are rendered.

The Company collects sales taxes from its customers when required and maintains a policy to classify these tax collections as a current liability until remitted to the appropriate state agency and a corresponding reduction of revenue.

Endpoint Device Accounting

Endpoint devices primarily consist of Mobile Video Phones and Netbook computers and are treated under two different accounting policies. First, endpoint devices that are provided to end users at no charge are capitalized as a Company owned asset and amortized over the asset’s expected useful life. The amortization expense is included in costs of relay and interpreting services. Secondly, devices that are purchased by the end user at a subsidized price are charged to cost of services at the Company’s cost of the device net of the customer subsidy.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133. (“SFAS 161”) amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to amend and expand the 35 disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009. Management has evaluated the effect of SFAS 161 with respect to its sole interest rate cap agreement. Due to the insignificant value of the instrument, SFAS 161 did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP No. 115-2 and 124-2”) which provides operational guidance for determining other-than-temporary impairments for debt securities. The Company adopted FSP No. 115-2 and 124-2 effective April 1, 2009. The adoption of FSP No. 115-2 and 124-2 did not have material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept as defined in SFAS No. 157, and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. FSP No. 157-4 is applied prospectively to all fair value measurements where appropriate. The Company adopted the provisions of FSP No. 157-4 effective April 1, 2009. The adoption of FSP No. 157-4 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FAS No. 107-1/APB 28-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP-FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect on the Company’s consolidated financial positions, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through August 13, 2009.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). This statement provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. FAS 168 does not change GAAP but reorganizes the literature. This statement is effective for interim and annual periods ending after September 15, 2009.

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

On August 1, 2007, the Company sold 290,135 shares of Series A Preferred Stock to Clearlake Capital Group (“Clearlake”) at a purchase price of $5.17 per share resulting in net proceeds of approximately $1,460. On August 1, 2007, the Company also entered into an agreement with Clearlake, which was later amended on September 12, 2007, allowing for the purchase of 7,446,809 additional shares of preferred stock, which was effected by Clearlake on January 10, 2008, in connection with the acquisitions more fully described in Note 10. The Company filed a restated certificate of incorporation increasing the authorized and designated shares of Series A Preferred Stock to allow for this transaction to be consummated. As of June 30, 2009, the Company had accrued approximately $5,006 of preferred dividends.

Note 4 – Credit Agreement:

On August 1, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”), with Clearlake as administrative agent and collateral agent, pursuant to which the Company received a $1,000 bridge loan, which was increased by $1,800 on September 14, 2007 and an additional increase of $800 on October 29, 2007. Interest on the loan was payable on the first business day following the end of each month, at the LIBOR rate, plus 8%. Interest was payable in cash, except that a portion of the interest equal to 4% is payable in kind in the form of additional loans. The loan was secured by substantially all of the assets of the Company and its principal subsidiaries and the stock of such principal subsidiaries. The credit agreements contained customary operating and financial covenants, including restrictions on the Company’s ability to pay dividends to its common stockholders, make investments, undertake affiliate transactions, and incur additional indebtedness, in addition to financial compliance requirements. On January 10, 2008, the loan was repaid in full, in the amount of $3,582, upon the closing of the Verizon transaction described in Note 10. Included in the amount paid was $50 of accrued interest expense incurred during January 2008.

Note 5 – Senior Debt:

First Lien Credit Facilities.

On January 10, 2008, the Company entered into a Credit Agreement (the “First Lien Credit Agreement”), dated as of January 10, 2008 (the “Closing Date”), with Churchill Financial LLC, as administrative agent (the “First Lien Administrative Agent”), and Ableco Finance LLC, as collateral agent (the “Collateral Agent”). The First Lien Credit Agreement provides for term loans of $40,000, all of which was borrowed on the Closing Date. The maturity date of the term loans is January 10, 2014, and the maturity date for revolving loans made from time to time is January 10, 2013. The Company is required to make quarterly repayments of principal on the term loans in the amount of $100 per quarter. Mandatory prepayments are also required to be made in the case of certain events, including asset sales, a portion of excess cash flow, proceeds from debt issuances and extraordinary receipts. Voluntary prepayments of principal of the term loans are subject to a prepayment penalty, expressed as a percentage of the principal amount so prepaid, of 2% from the Closing Date through but not including the first anniversary of the Closing Date, and 1% from the first anniversary of the Closing Date through but not including the second anniversary of the Closing Date. Mandatory prepayments are generally not subject to the payment of penalties except in the case of debt issuances, where the principal amount of term loans so prepaid is treated as though they were voluntary prepayments. In addition to the term loans, the credit facility provided for a revolving loan availability of up to $15,000, none of which was borrowed on the Closing Date. On December 3, 2008 the Company entered into the Third Amendment and Consent to the First Lien Credit Agreement which among other things allowed the Company to repurchase shares of the Company’s outstanding common stock. The amendment to the Credit Agreement provided for a $2,000 reduction in the Company’s revolving line of credit, reducing total availability to $13,000, all of which was available as of June 30, 2009. On March 31, 2009, the Company made a voluntary principal prepayment of debt in the amount $3,000 on its First Lien credit facility. In accordance with the credit agreement the payment was subject to a 1% prepayment penalty. Borrowing under the revolving line of credit is conditioned upon maintaining availability under the line of credit and unrestricted cash deposits in controlled accounts of at least $5,000 in the aggregate.

The First Lien Credit Agreement contains affirmative and restrictive covenants that require the Company to take or refrain from taking certain actions, including, among other things, the obligation to provide certain financial and other information and limitations on its ability to incur debt, make investments, pay dividends, change the nature of its business, engage in affiliate transactions, or sell assets. In addition, the Company must comply with financial covenants for maximum consolidated leverage, maximum amounts of capital expenditures, and certain amounts of revolver availability or cash and cash equivalents subject to control agreements in favor of the Collateral Agent. As of June 30, 2009 the Company was compliant with the above required covenants.

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

As of June 30, 2009, the Company’s interest rate for the First Lien Credit Agreement was based on the LIBOR option plus 4.5% applicable margin.

In accordance with the Guaranty and Security Agreement entered into by the Company and the Collateral Agent on the Closing Date, the obligations of the Company under the First Lien Credit Agreement are secured by all of the assets of the Company.

In conjunction with the First Lien Credit Agreement, the Company incurred $1,115 of fees paid to the lenders and $662 of financing fees paid to third parties. Amounts paid to the lenders are presented as debt discount and are recorded as a reduction to the debt and are amortized over the life of the debt. Fees paid to third parties are classified as deferred financing costs and are amortized over the life of the debt. As of June 30, 2009, the unamortized balance relating to the debt discount equaled $841 and the unamortized balance relating to the deferred financing fees equaled $435.

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

The Intercreditor Agreement, dated as of the Closing Date, by and among the First Lien Administrative Agent, the Collateral Agent and the Second Lien Agent (the “Intercreditor Agreement”), provides for and governs, among other things, the relative priorities among the secured parties under the First Lien Obligations and the Second Lien Obligations. The Company acknowledged the Intercreditor Agreement but is not a party thereto. In conjunction with the Second Lien Credit Agreement, the Company incurred $1,162 of fees paid to the lenders. Amounts paid to lenders are presented as debt discount and are recorded as a reduction to the debt and are amortized over the life of the debt. As of June 30, 2009, the unamortized balance relating to this debt discount equaled $917. The Company paid $265 of financing fees to third parties which are classified as deferred financing costs and are amortized over the life of the debt. As of June 30, 2009, the unamortized balance relating to the deferred financing fees equaled $209.

A summary of the Company’s outstanding long term debt is as of June 30, 2009:

First lien debt	$36,400
Second lien debt	30,000

Total debt	66,400

Less of debt discount	(1,758)

Total debt, net of debt discount	64,642
Less: current portion of long term debt	400

Long term debt	$64,242

Aggregate maturities of long term debt of the Company due within the next five years are as follows:

2010	$400
2011	400
2012	400
2013	400
2014 and thereafter	64,800

Long term debt	$66,400

During the three and six months ended June 30, 2009, the Company recognized $88 and $176, respectively, of interest expense from amortization of the debt discount compared to the three and six months ended June 30, 2008, of $88 and $166, respectively.

Note 6 – Earnings (Loss) Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, Earnings per Share (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. As the Company had a net loss applicable to common stockholders for the six months ended June 30, 2009 and 2008, the impact of the assumed exercise of the stock options and warrants and conversion of the Series A Preferred Stocks is anti-dilutive and as such, 11,665,221 and 9,484,424, respectively, of common stock equivalent shares were excluded from the computation of diluted net loss per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options	2,947,656	2,208,597	2,947,656	1,663,160
Warrants	12,500	84,320	12,500	84,320
Preferred stock	8,705,065	7,736,944	8,705,065	7,736,944

Total	11,665,221	10,029,861	11,665,221	9,484,424

Note 7 – Goodwill and Other Intangible Assets:

The Company follows SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company believes there are no such impairment indicators at June 30, 2009.

Intangible assets consisted of the following at June 30, 2009:

	Trademarks	Customer Lists	Technology	Contractual	Total
Indentifiable intangible assets	$37,800	$22,807	$1,293	$1,103	$63,003
Accumulated amortization	—	(8,811)	(484)	(717)	(10,013)

Ending balance June 30, 2009	$37,800	$13,996	$809	$386	$52,990

The above intangible assets are amortized over their estimated life as follows:

Trademarks	Indefinite
Customer Lists	3 years - 5.5 years
Technology	1.5 years - 5 years
Contracts	2 years

There has been no change in the value of goodwill for the periods presented in these financial statements.

During the three months ended June 30, 2009 and 2008, the Company recognized $1,749 and $1,601, respectively, of amortization expense. During the six months ended June 30, 2009 and 2008, the Company recognized $3,495 and $3,030, respectively, of amortization expense. Based upon our intangible assets as of June 30, 2009 and the book value of those assets as of such date, amortization expense is expected to be approximately $6,731, $4,392, $2,046, $1,808 and $213 for the twelve month periods ended June 30, 2010, 2011, 2012, 2013 and 2014, respectively.

Note 8 – Stock-based Compensation:

The Company has a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and non-vested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. As of June 30, 2009, the Company had 235,635 shares of common stock reserved for future issuance under our equity compensation plan and stock purchase plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, we did not restate our financial results for prior periods.

During the six months ended June 30, 2009, the Company has issued stock options totaling 589,500 with a value of approximately $448 to certain employees and consultants at an exercise price ranging from $2.37 to $5.17 per share. The fair value of these options was calculated under the Black-Scholes option pricing model with the following assumptions:

Risk free rate	3.02% - 3.71%
Volatility	21.35% -74.10%
Expected life	6.25 years
Forfeiture rate	16.1%
Dividend yield	0.00%

The Company recognizes compensation expense for employee stock option awards on a straight-line basis over the requisite service period of the award. With respect to all outstanding employee stock options, the Company will recognize a total of $6,888 compensation expense over a service period of one to four years. As of June 30, 2009, the Company had recognized $966 of non cash stock based compensation.

Stock option activity for the six months ended June 30, 2009, is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2009	2,523,386	$8.04
Granted	589,500	3.26
Assumed	—	—
Exercised	—	—
Canceled	(165,230)	9.87

Outstanding at June 30, 2009	2,947,656	$6.98

Exercisable at June 30, 2009	967,375	$10.56

The weighted average grant date fair value per share during the six months ended June 30, 2009 and 2008, was $0.91 and $3.89, respectively.

The following table summarizes information about fixed price stock options outstanding at June 30, 2009:

	Outstanding
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
0.24-6.93	2,909,010	$5.46	8.9 years	$120
16.00-26.40	20,496	21.10	3.9 years
43.20-44.80	4,500	43.91	1.7 years
84.00-84.80	150	84.80	0.1 years
104.80-151.20	5,284	150.57	2.5 years
162.48-167.20	2,610	166.97	0.8 years
401.60-600.00	5,106	428.00	0.6 years
1,200.00-1,280.00	500	1,280.00	0.8 years

Total	2,947,656	$6.98	8.8 years	$120

	Exercisable
Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value
0.24-6.93	928,729	$5.94	$68
16.00-26.40	20,496	21.10
43.20-44.80	4,500	43.91
84.00-84.80	150	84.80
104.80-151.20	5,284	150.57
162.48-167.20	2,610	166.97
401.60-600.00	5,106	428.00
1,200.00-1,280.00	500	1,280.00

Total	967,375	$10.56	$68

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of our second quarter of 2009, which was $2.45, and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on June 30, 2009. This amount changes based on the fair market value of the Company’s stock.

The following table sets forth the total stock-based compensation expense resulting from stock options and vested restricted stock awards included in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
General and administrative	$434	$768	$966	$1,756

Stock-based compensation expense before income taxes	434	768	966	1,756
Income tax benefit	—	—	—	—

Total stock-based compensation expense after income taxes	$434	$768	$966	$1,756

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

Mr. Edmond Routhier’s employment with the Company terminated effective May 22, 2009, pursuant to a separation and general release agreement. Mr. Routhier previously served as the Company’s President and Vice Chairman. Mr. Routhier’s agreement provides, among other things, that he will continue to have observation rights at regular meetings of the Board of Directors, and will continue to provide consulting services for a period of one year, during which time Mr. Routhier will receive salary continuation and health benefits. Additionally, during the first six months of the consultancy period, Mr. Routhier will have the right to exercise his options shares that were vested and exercisable as of May 22, 2009.

Mr. Dominic Gomez was appointed as the President of the Company pursuant to an employment agreement, dated June 1, 2009. Mr. Gomez is employed on a full-time basis as the Company’s President and receives an annual base salary of $275,000. The Compensation Committee may award Mr. Gomez additional cash bonus payments in amounts up to 100% of his base salary on an annual basis. On May 28, 2009, Mr. Gomez was granted an option to purchase 230,000 shares of the Company’s common stock at an exercise price of $2.37 per share pursuant to the Company’s 2005 Equity Compensation Plan. Such option vests in 48 equal monthly installments, commencing on May 14, 2009 and continuing on the fourteenth day of each month thereafter. The Compensation Committee also may make additional option grants or restricted stock awards to Mr. Gomez in its discretion from time to time. Mr. Gomez’s employment is on an “at will” basis, and may be terminated by the Company at any time, subject to its obligation to provide severance benefits under certain circumstances. If, after six months of employment, Mr. Gomez is terminated without cause or resigns for good reason (as each such term is defined in the employment agreement), he will be entitled to receive severance in an amount equal to one year’s base salary, as well as the right to continue in Company health and welfare benefit plans for one year after termination. After six months of employment with the Company, in the event of a change of control of the Company (as defined in the employment agreement), 25% of Mr. Gomez’s then-unvested stock options shall immediately vest. In addition, after a change of control of the Company occurring after six months of employment with the Company, all remaining unvested stock options of Mr. Gomez shall immediately vest if Mr. Gomez’s aggregate compensation is substantially diminished. Mr. Gomez will be reimbursed up to $5,000 per month for direct expenses for one or more of the following: (a) corporate housing, (b) rental car or other transportation services, and (c) professional clubs or organization membership. The employment agreement also contains certain confidentiality provisions and requires that the Company maintain standard directors and officers insurance covering Mr. Gomez in the same amount as the Company maintains for other directors and officers.

On March 10, 2009, the Company filed a complaint in Sacramento County Superior Court against American Sign Language Services Corporation, or ASLS, and other defendants alleging breach of contract and various tort claims in connection with the defendants’ operation of two video relay service call centers with the Company in 2008 and the defendants’ subsequent opening and operation of a competing call center. The complaint seeks compensatory and punitive damages in an amount to be determined at trial and injunctions prohibiting disclosure of the Company’s trade secrets. The defendants subsequently removed the case to the United States District Court for the Eastern District of California. On or about April 20, 2009, the defendants answered the Company’s complaint, and ASLS filed a counterclaim alleging breach of contract and various tort claims. ASLS seeks compensatory and exemplary damages, an order enjoining the Company from opening certain call centers and disgorgement of profits. The Company believes that ASLS’ counterclaim is without merit and intends to vigorously defend against such allegations. As of the filing of this quarterly report on Form 10-Q, the Company has not accrued any liability related to ASLS’ counterclaim, as the Company does not believe at such time that the Company’s liability to ASLS is probable and capable of being reasonably estimated. If the Company is not successful in defending such counterclaims, the Company could be liable for monetary damages that could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

On June 25, 2009, the Company received a subpoena for documents from the grand jury for the United States District Court for the District of Columbia. We believe that other companies within our TRS industry are subject to similar investigations. The Company is in the process of providing documents in response to the subpoena. We are unable to predict the outcome of this investigation.

On June 26, 2009, the Company received subpoenas from the Securities and Exchange Commission (the “SEC”) for documents and the testimony of the Company’s Chief Financial Officer pursuant to a formal order of investigation into the Company. The Company is in the process of providing documents to the SEC. We are unable to predict the outcome of this investigation.

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

Note 11 – Income Taxes:

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. The evaluation was performed for the tax years ended December 31, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2009.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event the Company may have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

The Company has federal net operating loss (“NOL”) carryforwards of approximately $189,969. The federal NOL carryforwards expire beginning in 2015. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. The Company believes that an ownership change has occurred with respect to the transactions previously described. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. The Company has not performed a detailed analysis to determine the amount of the potential limitations.

Note 12 – Related Party Transactions:

The Company entered into certain additional financing and equity agreements with Clearlake as a result of the transactions described in Note 10. Note 5 describes our credit agreements with Clearlake and Note 3 describes our sale of Series A Preferred Stock to Clearlake. On January 10, 2008, all outstanding amounts under the Credit Agreement with Clearlake (more fully described in Note 4) were repaid in full. The Company incurred $135 and $-0- related to consulting arrangement costs with Clearlake during the six month periods ended June 30, 2009 and 2008, respectively.

Note 13 – Stockholders’ Equity:

During the six months ended June 30, 2009, the Company entered into the following stock related transactions:

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

—	On February 27, 2009, May 28, 2009 and June 1, 2009 the Company granted stock options to employees pursuant to the Company’s 2005 Equity Compensation Plan (see Note 8).

—	During the six month period ended June 30, 2009 the Company repurchased 12,720 shares of Common Stock pursuant to its share repurchase program.

Note 14 – Subsequent Events:

Commencing in August 2009 for reimbursements generated from minutes used in July 2009, NECA has implemented new payment terms for TRS providers that delay the collection by TRS providers of NECA reimbursements by up to 20 business days. The delayed payment terms will have a negative affect on the Company’s cash flow. Partially as a result of such delayed payment terms, on July 27, 2009, the Company borrowed $8,000 under its revolving credit facility with Churchill Financial, LLC and Ableco Finance LLC. Such borrowing reduced the available credit under the revolving credit facility to $5,000. Additional borrowing under the revolving credit facility is conditioned upon maintaining availability under the line of credit and unrestricted cash deposits in controlled deposit accounts of at least $5,000 in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Purple Communications, Inc., a Delaware corporation, formerly known as GoAmerica, Inc., is a leading provider of video relay and text relay services and professional interpreting, offering a wide array of options designed to meet the varied communication needs of its customers. Our vision is to enable free-flowing communication between people, inclusive of differences in abilities, languages, or locations. For more information on our services, visit www.purple.us or contact Purple Communications directly by voice at 415-408-2300, by Internet relay by visiting www.i711.com or www.ip-relay.com, or by video phone by connecting to hovrs.tv.

We were originally incorporated in 1999. On January 10, 2008, we acquired certain assets of the Telecommunications Relay Services (“TRS”) division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions, and Hands On Video Relay Services, Inc. (“HOVRS”), a California-based provider of video relay and interpreting services. On July 1, 2008, we acquired Sign Language Associates, Inc. (“SLA”), a DC-based provider of community interpreting services, and Visual Language Interpreting, Inc. (“VLI”), a Virginia-based provider of community interpreting services. On February 12, 2009, we changed our name to Purple Communications, Inc.

We generate the majority of our revenue from relay and interpreting services. This revenue is made up of video relay, IP relay, traditional telerelay and speech-to-speech service and community interpreting. Revenue is recognized when services are provided or earned. As of June 30, 2009, we had 93% of our accounts receivable with the National Exchange Carriers Association (“NECA”). For the three and six months ended June 30, 2009, we generated 87% and 87%, respectively, of our total revenue with NECA compared with 97% and 97%, respectively, for the three and six months ended June 30, 2008.

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

Results of Operations

The following table sets forth, for the three and six months ended June 30, 2009 and 2008, the percentage relationship to net revenues of certain items included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Revenues:
Relay and interpreting services	$32,529	100.0	$30,488	99.5	$67,104	100.0	$58,965	98.7
Other	—	—	161	0.5	—	—	747	1.3

Total Revenues	32,529	100.0	30,649	100.0	67,104	100.0	59,712	100.0

Costs and expenses:
Costs of relay and interpreting services	19,140	58.8	17,209	56.1	38,990	58.1	32,874	55.1
Cost of other	—	—	242	0.8	—	—	894	1.5
Sales and marketing	2,811	8.6	3,531	11.5	6,214	9.3	5,712	9.6
General and administrative	6,767	20.8	6,108	19.9	13,286	19.8	11,972	20.0
Research and development	1,128	3.5	565	1.8	2,638	3.9	1,411	2.4
Depreciation and amortization	960	3.0	227	0.7	1,750	2.6	430	0.7
Amortization of intangible assets	1,749	5.4	1,601	5.2	3,495	5.2	3,030	5.1

Total costs and expenses	32,554	100.1	29,483	96.2	66,373	98.9	56,323	94.3

Income from operations	(25)	(0.1)	1,166	3.8	731	1.1	3,389	5.7
Other income (expense):
Other expense	17	0.1	241	0.8	12	0.0	241	0.4
Interest income (expense), net	(1,390)	(4.3)	(1,608)	(5.2)	(2,909)	(4.3)	(3,273)	(5.5)

Total other income (expense)	(1,373)	(4.2)	(1,367)	(4.5)	(2,897)	(4.3)	(3,032)	(5.1)

Income (loss) before income taxes	(1,398)	(4.3)	(201)	(0.7)	(2,166)	(3.2)	357	0.6
Income tax provision	365	1.1	—	—	540	0.8	—	—

Net income (loss)	(1,763)	(5.4)	(201)	(0.7)	(2,706)	(4.0)	357	0.6
Preferred dividends	880	2.7	813	2.7	1,735	2.6	1,527	2.6

Net loss applicable to common stockholders	$(2,643)	(8.1)	$(1,014)	(3.3)	$(4,441)	(6.6)	$(1,170)	(2.0)

The following table sets forth the period-over-period percentage increases or decreases of certain items included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Change				Change
	2009	2008	$	%	2009	2008	$	%
Revenues:
Relay and interpreting services	$32,529	$30,488	$2,041	6.7	$67,104	$58,965	$8,139	13.8
Other	—	161	(161)	(100.0)	—	747	(747)	(100.0)

Total Revenues	32,529	30,649	1,880	6.1	67,104	59,712	7,392	12.4

Costs and expenses:
Costs of relay and interpreting services	19,140	17,209	1,931	11.2	38,990	32,874	6,116	18.6
Cost of other	—	242	(242)	(100.0)	—	894	(894)	(100.0)
Sales and marketing	2,811	3,531	(720)	(20.4)	6,214	5,712	502	8.8
General and administrative	6,767	6,108	659	10.8	13,286	11,972	1,314	11.0
Research and development	1,128	565	563	99.6	2,638	1,411	1,227	87.0
Depreciation and amortization	960	227	733	322.9	1,750	430	1,320	307.0
Amortization of intangible assets	1,749	1,601	148	9.3	3,495	3,030	465	15.4

Total costs and expenses	32,554	29,483	3,071	10.4	66,373	56,323	10,050	17.8

Income from operations	(25)	1,166	(1,191)	(102.2)	731	3,389	(2,658)	(78.4)
Other income (expense):
Other expense	17	241	(224)	(93.1)	12	241	(229)	(94.9)
Interest income (expense), net	(1,390)	(1,608)	218	(13.6)	(2,909)	(3,273)	364	(11.1)

Total other income (expense)	(1,373)	(1,367)	(6)	0.5	(2,897)	(3,032)	136	(4.5)

Income (loss) before income taxes	(1,398)	(201)	(1,197)	596.0	(2,166)	357	(2,523)	(706.7)
Income tax provision	365	—	365	—	540	—	540	—

Net income (loss)	(1,763)	(201)	(1,562)	777.7	(2,706)	357	(3,063)	(858.1)
Preferred dividends	880	813	67	8.3	1,735	1,527	208	13.6

Net loss applicable to common stockholders	$(2,643)	$(1,014)	$(1,629)	160.8	$(4,441)	$(1,170)	$(3,271)	279.6

Three months ended June 30, 2009 Compared to Three months ended June 30, 2008

(in thousands)

Relay and Interpreting services revenue. Relay and interpreting services revenue increased 6.7%, to $32,529 for the three months ended June 30, 2009 from $30,488 for the three months ended June 30, 2008. The increase was due to organic growth from our relay services and our July 1, 2008 acquisitions of Sign Language Associates, Inc. and Visual Language Interpreting, Inc. We expect relay and interpreting services revenue to increase as we expand our user base and increase existing customer retention primarily through adoption of our new products and services.

Cost of relay and interpreting services revenue. Cost of relay and interpreting services revenue increased 11.2%, to $19,140 for the three months ended June 30, 2009 from $17,209 for the three months ended June 30, 2008. This increase was due to our relay services growth, amortization associated with Company owned endpoints, net expense of endpoints sold to customers, and a shift in our mix of revenue towards higher cost VRS and community interpreting services resulting from our July 1, 2008 acquisitions of Sign Language Associates, Inc. and Visual Language Interpreting, Inc. We expect the costs of relay and interpreting services revenue to increase in future periods as we expand our user base for these services and expand deployment of endpoint hardware, but at a lower amount than increases in corresponding revenue due to the operating efficiencies and scalability inherent in the business.

Sales and marketing. Sales and marketing expenses decreased 20.4% to $2,811 for the three months ended June 30, 2009 from $3,531 for the three months ended June 30, 2008. The decrease relates to cost containment efforts and more specifically focused marketing campaigns versus the prior year. We expect sales and marketing expenses to remain stable, with the exception of incremental endpoint deployment costs, as we continue introducing new bundled products and services to the consumer marketplace.

General and administrative. General and administrative expenses increased 10.8% to $6,767 for the three months ended June 30, 2009 from $6,108 for the three months ended June 30, 2008. The increase was primarily due to the cost associated with a reduction in force and higher professional services expenses incurred compared to the previous year due to regulatory and legal matters. We expect general and administrative expenses to decline as the Company continues to focus on cost containment measures and leverages its core infrastructure.

Research and development. Research and development expense increased 99.6% to $1,128 for the three months ended June 30, 2009 from $565 for the three months ended June 30, 2008. This increase was primarily due to increased salaries and benefits for incremental personnel performing development activities. We expect current research and development spending to remain relatively constant as we continue to invest in the development and maintenance of our relay technologies.

Interest income (expense), net. We incurred net interest expense of $1,390 for the three months ended June 30, 2009 compared to net interest expense of $1,608 for the three months ended June 30, 2008.

Six months ended June 30, 2009 Compared to Six months ended June 30, 2008

(in thousands)

Relay and Interpreting services revenue. Relay and interpreting services revenue increased 13.8% to $67,104 for the six months ended June 30, 2009 from $58,965 for the six months ended June 30, 2008. The increase was due to organic growth from our relay services and our July 1, 2008 acquisitions of Sign Language Associates, Inc. and Visual Language Interpreting, Inc. We expect relay and interpreting services revenue to increase as we expand our user base and increase existing customer retention primarily through adoption of our new products and services.

Cost of relay and interpreting services revenue. Cost of relay and interpreting services revenue increased 18.6%, to $38,990 for the six months ended June 30, 2009 from $32,874 for the six months ended June 30, 2008. This increase was due to our relay services growth, amortization associated with Company owned endpoints, net expense of endpoints sold to customers, and a shift in our mix of revenue towards higher cost VRS and community interpreting services resulting from our July 1, 2008 acquisitions of Sign Language Associates, Inc. and Visual Language Interpreting, Inc. We expect the costs of relay and interpreting services revenue to increase in future periods as we expand our user base for these services and expand deployment of endpoint hardware, but at a lower amount than increases in corresponding revenue due to the operating efficiencies and scalability inherent in the business.

Sales and marketing. Sales and marketing expenses increased 8.8% to $6,214 for the six months ended June 30, 2009 from $5,712 for the six months ended June 30, 2008. The change was due to increased sales and marketing initiatives associated with our relay services efforts in addition to the July 1, 2008 acquisitions of Sign Language Associates, Inc. and Visual Language Interpreting, Inc. We expect sales and marketing expenses to remain stable, with the exception of incremental endpoint deployment costs, as we continue introducing new bundled products and services to the consumer marketplace.

General and administrative. General and administrative expenses increased 11.0% to $13,286 for the six months ended June 30, 2009 from $11,972 for the six months ended June 30, 2008. The increase was primarily due to the cost associated with a reduction in force and higher professional services expenses incurred compared to the previous year due to regulatory and legal matters. We expect general and administrative expenses to decline as the Company continues to focus on cost containment measures and leverages its core infrastructure.

Research and development. Research and development expense increased 87.0% to $2,638 for the six months ended June 30, 2009 from $1,411 for the six months ended June 30, 2008. This increase was primarily due to increased salaries and benefits for incremental personnel performing development activities. We expect current research and development spending to remain relatively constant as we continue to invest in the development and maintenance of our relay technologies.

Interest income (expense), net. We incurred net interest expense of $2,909 for the six months ended June 30, 2009 compared to net interest expense of $3,273 for the six months ended June 30, 2008.

Liquidity and Capital Resources

(in thousands)

We have incurred significant operating losses since our inception and, as of June 30, 2009, have an accumulated deficit of $291,635. During the six months ended June 30, 2009, we incurred a net loss of $2,706 and provided $177 of cash from operating activities. As of June 30, 2009, the Company had $6,449 in cash and cash equivalents. We currently anticipate that our available cash resources will be sufficient to fund our operating needs throughout 2009. We have a secured revolving line of credit in the amount of $13,000 which creates additional liquidity if needed. As of June 30, 2009, we had no borrowings outstanding under our revolving credit facility. On July 27, 2009, we borrowed $8,000 under our revolving credit facility, reducing available credit under the facility to $5,000. Borrowing under our revolving credit facility is conditioned upon maintaining availability under the line of credit and unrestricted cash in controlled deposit accounts of at least $5,000 in the aggregate.

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

On July 1, 2008, we acquired all of the outstanding stock of two sign language interpreting companies, Sign Language Associates and Video Language Interpreting, for a total purchase price of $7,047. A total of $5,072 was paid at closing, which included a $250 escrow fund payment with the remaining installments due over the next two years contingent upon certain requirements within the stock purchase agreement.

Net cash provided by operating activities for the six month period ended June 30, 2009 was $177 principally resulting from our income from operations and changes in our operating assets and liabilities.

Net cash used by investing activities for the six month period ended June 30, 2009 equaled $3,616 which included the purchase of equipment and leasehold improvements.

Net cash used by financing activities for the six month period ended June 30, 2009 was $3,358 resulting primarily from the voluntary principal prepayment of debt of $3,000.

As of June 30, 2009, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $12,107 of which $2,894 is payable within the twelve month period ending June 30, 2009.

The following table summarizes our contractual obligations at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations:
Capital Lease obligations	$340	$182	$158	$0	$0
Operating lease obligations	12,107	2,894	6,779	2,160	274
Loan payable	66,400	400	1,200	34,800	30,000

Total contractual cash obligations	$78,847	$3,476	$8,137	$36,960	$30,274

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

Revenue Recognition

Recently, we have derived our revenue primarily from relay and interpreting services. Revenue from relay and interpreting services is recognized as revenue when persuasive evidence of an arrangement exists, the service has been delivered, the rates for the services are fixed or determinable and collectibility is reasonably assured. In the event that we determine that all of the criteria for recognition of revenue have not been met for a transaction, the amount of revenue that we recognize in a given reporting period could be adversely affected.

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

Endpoint Device Accounting

Endpoint devices primarily consist of Mobile Video Phones and Netbook computers and are treated under two different accounting policies. First, endpoint devices that are provided to end users at no charge are capitalized as a Company owned asset and are amortized over the asset’s expected useful life. The amortization expense is included in costs of relay and interpreting services. Secondly, devices that are purchased by the end user at a subsidized price are charged to cost of services at the Company’s cost of the device net of the customer subsidy.

Recoverability of Goodwill and Other Intangible Assets

In assessing the recoverability of our goodwill, other intangibles and other long-lived assets, we must make assumptions regarding estimated future cash flows. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. As of June 30, 2009, we had approximately $70,295 of goodwill and $52,990 of intangible assets, primarily resulting from our acquisitions in 2008. For the six month period ended June 30, 2009, we did not record any impairment charges.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model requires various judgmental assumptions including expected volatility, forfeiture rates, and expected option life. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133. (“SFAS 161”) amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to amend and expand the 35 disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009. Management has evaluated the effect of SFAS 161 with respect to its sole interest rate cap agreement. Due to the insignificant value of the instrument, SFAS 161 did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP No. 115-2 and 124-2”) which provides operational guidance for determining other-than-temporary impairments for debt securities. The Company adopted FSP No. 115-2 and 124-2 effective April 1, 2009. The adoption of FSP No. 115-2 and 124-2 did not have material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept as defined in SFAS No. 157, and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. FSP No. 157-4 is applied prospectively to all fair value measurements where appropriate. The Company adopted the provisions of FSP No. 157-4 effective April 1, 2009. The adoption of FSP No. 157-4 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FAS No. 107-1/APB 28-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP-FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect on the Company’s consolidated financial positions, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through August 13, 2009.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). This statement provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. FAS 168 does not change GAAP but reorganizes the literature. This statement is effective for interim and annual periods ending after September 15, 2009.

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are forward-looking statements that reflect management’s current outlook and are based upon current assumptions. Such forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue” or similar terms, variations of such terms or the negative of those terms that convey uncertainty of future events or outcomes. Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, among others: (i) our ability to integrate our acquisitions into our existing businesses and operations; (ii) our ability to respond to the rapid technological change of the telecommunications relay service (known as “TRS”) and/or wireless data industries and offer new or enhanced services; (iii) our dependence on wireline and wireless carrier networks and technology platforms supporting our relay services; (iv) our ability to respond to increased competition in the TRS and/or wireless data industries; (v) our dependence on a single-source supplier for our mobile video phone; (vi) our ability to generate revenue growth; (vii) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (viii) unanticipated expenses or liabilities or other adverse events affecting our cash flow; (ix) limitations on our ability to borrow funds and satisfy the covenants under our credit arrangements or obtain new credit arrangements or other financing, if necessary; (x) uncertainty regarding the success of the launch of our new mobile video phone and notebook products; (xi) unanticipated decreases in reimbursement rates through the federal TRS fund; (xii) uncertainties associated with changing governmental regulations and difficulties inherent in predicting the outcome of regulatory processes; (xiii) our ability to attract and retain interpreters and other key personnel; (xiv) the ability to obtain reimbursement from NECA for costs or other fees generated from the use of VRS calls; (xv) our ability to continue to recognize revenue from all relay calls upon completion of the calls, (xvi) uncertainties associated with our pending formal SEC investigation and grand jury investigation, and (xvii) such other risks and uncertainties as discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for fiscal year 2008. As a result of these and other factors, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(in thousands)

Our cash and cash equivalents are not subject to significant interest rate risk due to the short term maturities of these investments. As of June 30, 2009 the carrying value of our cash and cash equivalents approximates fair value.

We had $66,400 of variable interest rate debt outstanding at June 30, 2009. The variable interest rates we pay on this debt may expose us to market risk due to changes in interest rates. The First Lien Credit agreement with Churchill Financial, LLC and Ableco Finance LLC, bears variable interest rates linked to LIBOR or at a base rate of the higher of the U.S. prime rate and the Federal Funds Rate plus 0.5% per annum, plus an applicable margin ranging from 3.25% – 5.00%. The Second Lien Credit agreement with Clearlake Capital Group, L.P., bears variable interest at LIBOR plus 9% per annum. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $664 based on the debt as of June 30, 2009. To mitigate the risk, the Company currently holds an interest rate cap agreement with Bank of America, N.A. with a notional amount of $35,000 which calls for a rate cap of 5.5%.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of our most recently completed fiscal quarter covered by this report, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Among the material weaknesses previously reported, the acquired companies did not maintain effective controls over certain financial statement account reconciliations. Specifically, account reconciliations involving significant general ledger accounts were not designed for proper preparation and timely review and reconciling items were not timely resolved and adjusted. This control deficiency may result in audit adjustments to the aforementioned accounts and disclosures in our consolidated financial statements as of and for the year ended December 31, 2009. Remediation of these weaknesses has not yet been fully completed and, therefore, these material weaknesses continued to exist as of June 30, 2009.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Federal Communications Commission (the “FCC”) undertakes inquiries and investigations of TRS providers for the purpose of, among other things, analyzing the efficiency, effectiveness, appropriateness and/or validity of the funds that are disbursed to the various TRS service providers. It is our understanding that these inquiries are intended to obtain information about TRS providers’ practices, and include, but are not limited to, investigation of compliance and possible violations of the Communications Act of 1934 and rules promulgated by the FCC including inter alia rules limiting marketing activities, lobbying activities, emergency calls via TRS, creation and registration of 10-digit numbers. During 2007 and 2008, and most recently on April 1, 2009, we received various letters of inquiry from the FCC relating to the conduct of our marketing operations, compliance with certain rules service and other matters. We are unable to predict the outcome of these investigations, which could result in the imposition of fines, the imposition of restrictions on its ability to participate in the NECA reimbursement program or the creation of compliance programs established by the FCC. We have responded to the various requests made by the FCC.

On March 10, 2009, we filed a complaint in Sacramento County Superior Court against American Sign Language Services Corporation, or ASLS, and other defendants alleging breach of contract and various tort claims in connection with the defendants’ operation of two video relay service call centers with us in 2008 and the defendants’ subsequent opening and operation of a competing call center. The complaint seeks compensatory and punitive damages in an amount to be determined at trial and injunctions prohibiting disclosure of our trade secrets. The defendants subsequently removed the case to the United States District Court for the Eastern District of California. On or about April 20, 2009, the defendants answered our complaint, and ASLS filed a counterclaim alleging breach of contract and various tort claims. ASLS seeks compensatory and exemplary damages, an order enjoining us from opening certain call centers and disgorgement of profits. We believe that ASLS’ counterclaim is without merit, and we intend to vigorously defend against such allegations. As of the filing of this quarterly report on Form 10-Q, we have not accrued any liability related to ASLS’ counterclaim, as we do not believe at such time that our liability to ASLS is probable and capable of being reasonably estimated. If we are not successful in defending such counterclaims, we could be liable for monetary damages that could have a material adverse effect on our results of operations, financial condition and cash flows.

On June 25, 2009, the Company received a subpoena for documents from the grand jury for the United States District Court for the District of Columbia. We believe that other companies within our TRS industry are subject to similar investigations. The Company is in the process of providing documents in response to the subpoena. We are unable to predict the outcome of this investigation.

On June 26, 2009, the Company received subpoenas from the Securities and Exchange Commission (the “SEC”) for documents and the testimony of the Company’s Chief Financial Officer pursuant to a formal order of investigation into the Company. The Company is in the process of providing documents to the SEC. We are unable to predict the outcome of this investigation.

We sought review from the U.S. Court of Appeals for the Tenth Circuit of two FCC rulings issued in 2007 and 2008 that purported to impose certain limitations on TRS providers’ ability to communicate with their customers and to market their services generally. We challenged various restrictions on TRS providers that had been articulated by the FCC in its declaratory rulings concerning the use of revenues received from the TRS fund to lobby customers, the use of customer data and various marketing practices. On June 4, 2009, the court overturned the FCC’s position prohibiting the use of revenues received from the TRS fund to lobby customers and prohibiting TRS providers from using customer data collected in the course of handling TRS for lobbying or other purposes. The court did not overturn the FCC’s position prohibiting TRS providers from engaging in various marketing practices, however, we did not challenge this prohibition in its entirety.

Various other claims and legal proceedings that are generally incidental to the normal course of our business are pending or threatened against us. Although we cannot predict the outcome of those matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A. Risk Factors

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The following risk factors are in addition to or materially amend the risk factors previously disclosed in our Form 10-K filed for the year ended December 31, 2008, but are not a complete list of all risk factors.

The FCC and/or NECA could limit or prohibit the reimbursement of certain costs related to implementing 10-digit numbers and minutes generated from the use of certain VRS calls, which could have a materially adversely effect on our business.

We are reimbursed by the National Exchange Carriers Association (“NECA”) for certain costs, including costs related to the implementation of 10-digit numbers, and for each VRS conversation minute. The current regulatory climate indicates that the FCC may be experiencing pressure to prohibit or limit the reimbursement of various costs and minutes generated from the use by us of VRS in the workplace. Some recent comment letters submitted to the FCC from outside parties have specifically noted that VRS providers may be artificially increasing the use of VRS calls to increase revenue. In addition, the amount of money used to reimburse VRS providers has dramatically increased over recent years. On August 12, 2009, we submitted to the FCC a notice of petition for rule making that requests the FCC to confirm the legitimacy of reimbursement for minutes used by VRS providers in the workplace. The FCC’s response to our petition for rulemaking is uncertain. If the FCC were to prohibit or limit NECA’s ability to reimburse VRS providers for such costs or minutes, which have been reimbursed in prior periods, it would cause our revenue and cash flow to decline, which could have a material adverse effect on our business and results of operations.

We currently recognize revenue from all VRS calls when such calls are placed. Uncertainty as to reimbursement for certain of these calls may require us to delay recognition of revenue for those calls, which could have a materially adversely affect on our business.

As a provider of relay services, we are reimbursed on a monthly basis from the TRS Fund administered by NECA for all TRS and VRS minutes provided. We derive revenue from relay and interpreting services which are recognized when persuasive evidence of an arrangement exists, the service has been delivered, the rates are fixed or determinable and collectability is reasonably assured. Using these criteria for revenue recognition, revenue is typically recognized when the services are rendered. If we determine that collectibility from NECA is not reasonably assured for certain types of costs or other fees generated from the use of VRS calls, we may be required to delay the recognition of revenue for those calls until collectibility is reasonably assured or until the reimbursements are actually received, which could have a material adverse effect on our business and results of operations.

We face risk related to the pending formal SEC investigation and grand jury investigation.

On June 25, 2009, we received a subpoena for documents from the grand jury for the United States District Court for the District of Columbia and on June 26, 2009, we received subpoenas from the Securities and Exchange Commission (the “Commission”) for documents and the testimony of our Chief Financial Officer pursuant to a formal order of investigation. The SEC and grand jury investigations may result in a diversion of management’s attention and resources including the significant costs of document production and legal fees and may contribute to current and future stock price volatility.

NECA has notified TRS providers of new delayed payment terms for reimbursements which will negatively affect our cash flow and liquidity.

Commencing in August 2009, for reimbursements generated from minutes used in July 2009, NECA has implemented new payment terms for TRS providers that delay the collection by TRS providers of NECA reimbursements up to 20 business days. The delayed payment terms will have a negative affect on our cash flow and liquidity and may require us to raise additional capital. If funds are raised in the future through the issuance of equity securities, the percentage ownership of our then-current stockholders will be reduced further and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through a bank credit facility or the issuance of debt securities, the terms of such indebtedness could impose restrictions on our operations. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If additional capital is required but is not available on acceptable terms or at all, we may be required to sell or otherwise dispose of portions of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A share repurchase program was approved by the Board of Directors in November 2008. A total of $1 million has been authorized for repurchase of common stock under this program. As of June 30, 2009, we had purchased a total of 18,719 shares at a value of $72,000 and $928,000 remained available for purchase under this program. The share repurchase program has a fixed expiration date of December 31, 2009, but may be terminated by the Board of Directors at any time. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions. The timing of any future purchases will depend upon factors including our share price, cash balances, expected cash requirements and general business and market conditions. No repurchases of common stock were made under the program during the quarter ending on June 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 30, 2009, the Company held it Annual Meeting of Stockholders. At the Annual meeting, the following directors were elected to the Company Board of Directors: Steven Eskenazi, Christopher Gibbons, Daniel R. Luis, William M. McDonagh, Ronald E. Obray, Steven C. Chang and Behdad Eghbali. The table below shows the number of shares voted for each director and the number of shares withheld for each director.

	Number of Shares(1)
Name	For	Withheld
Steven Eskenazi	13,657,581	81,986
Christopher Gibbons	13,658,795	80,772
Daniel R. Luis	13,443,794	295,773
William M. McDonagh	13,658,807	80,760
Ronald E. Obray	13,475,276	264,291

(1)	Indicates the number of shares of common stock, calculated on an as-converted basis.

	Number of Shares(1)
Name	For	Withheld
Steven C. Chang	8,527,491	0
Behdad Eghbali	8,527,491	0

(1)	Indicates the number of shares of Series A Preferred Stock.

In addition, our stockholders ratified the appointment of WithumSmith+Brown, PC as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The table below shows the number of shares of common stock voted for, against or abstaining to vote for the ratification of WithumSmith+Brown, calculated on an as-converted basis.

For	Against	Abstain
13,705,822	29,666	4,078

Item 6. Exhibits.

The following exhibits are filed herewith:

(10)	10.1	Separation Agreement and General Release, dated as of May 22, 2009, by and between Purple Communications, Inc. and Edmond Routhier.(1)

(31)		Rule 13a — 14(a) Certifications

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

(32)	32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

	32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

(1)	Filed herewith.
(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE COMMUNICATIONS, INC.

DATE: August 13, 2009	By:	/s/ Daniel R. Luis
Daniel R. Luis
Chief Executive Officer (Principal Executive Officer)

DATE: August 13, 2009	By:	/s/ John Ferron
John Ferron
Chief Financial and Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Separation Agreement and General Release, dated as of May 22, 2009, by and between Purple Communications, Inc. and Edmond Routhier.(1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.(1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

(1)	Filed herewith.
(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.