Form 10-Q
period 2009-09-30
Purple Communications, Inc.
filed 2010-02-19
CIK 1101268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission File No. 0-29359

Purple Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3693371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

595 Menlo Drive, Rocklin California	95765
(Address of Principal Executive Offices)	(Zip Code)

(888) 600-4780
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:	No: X

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

The number of shares of the Registrant’s common stock, par value $0.01, outstanding as of February 10, 2010 was 9,218,542

PURPLE COMMUNICATIONS, INC.

- i -

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$4,989	$13,246
Accounts receivable, less allowance for doubtful accounts of $2,376 and $377 in 2009 and 2008, respectively	21,865	15,463
Merchandise inventories	897	385
Other current assets	2,583	1,216

Total current assets	30,334	30,310

Restricted cash	—	350
Property, equipment and leasehold improvements, net	10,100	7,674
Goodwill	—	70,295
Identifiable intangible assets, net	28,020	56,485
Deferred financing costs	597	675
Other assets	370	192

Total	$69,421	$165,981

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,725	$2,276
Accrued expenses	12,426	15,087
Current portion of long term debt	400	400
Borrowings on Revolving line of credit	8,000	—
Other current liabilities	149	190

Total current liabilities	28,700	17,953

Accrued preferred dividends	5,913	3,271
Long term debt less current portion, net of discount, $1,670 and $1,934, in 2009 and 2008, respectively	64,230	67,266
Other long term liabilities	113	975

Commitments and contingencies

Temporary equity:
Series A redeemable convertible preferred stock, $.01 par value, authorized: 11,671,180 shares in 2009 and 2008;
Series A issued and outstanding: 7,736,944 shares in 2009 and 2008 (liquidation value $45,913)	39,000	39,000

Total Temporary equity	39,000	39,000
Stockholders’ equity (deficit):
Common stock, $.01 par value, authorized: 50,000,000 shares in 2009 and 2008; issued: 9,218,542 and 9,184,387 in 2009 and 2008, respectively	92	92
Additional paid-in capital	326,151	324,828
Accumulated deficit	(394,520)	(287,194)
Treasury stock, at cost, 42,782 and 30,062 shares, in 2009 and 2008, respectively	(258)	(210)

Total stockholders’ equity (deficit)	(68,535)	37,516

Total	$69,421	$165,981

The accompanying notes are an integral part of these financial statements.

PURPLE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Relay and interpreting services	$28,550	$35,668	$95,654	$94,633
Other	—	67	—	814

Total Revenues	28,550	35,735	95,654	95,447

Costs and expenses:
Cost of relay and interpreting services	17,691	19,968	56,680	52,842
Cost of other	—	65	—	959
Sales and marketing	7,292	2,990	13,506	8,702
General and administrative	8,167	8,721	21,453	20,693
Research and development	1,034	1,068	3,673	2,479
Depreciation and amortization	906	284	2,656	714
Amortization of intangible assets	1,745	1,811	5,242	4,841
Asset Impairment - goodwill	70,295	—	70,295	—
Asset Impairment - intangible assets	23,222	—	23,222	—

Total costs and expenses	130,352	34,907	196,727	91,230

Income from operations	(101,802)	828	(101,073)	4,217

Other income (expense):
Other income (expense)	(8)	(130)	5	111
Interest income (expense), net	(1,409)	(1,819)	(4,318)	(5,092)

Total other income (expense)	(1,417)	(1,949)	(4,313)	(4,981)

Income (loss) before income taxes	(103,219)	(1,121)	(105,386)	(764)
Income tax (benefit) provision	(1,241)	202	(701)	202

Net loss	(101,978)	(1,323)	(104,685)	(966)
Preferred dividends	908	840	2,641	2,367

Net loss applicable to common stockholders	($102,886)	($2,163)	($107,326)	($3,333)

Loss per common share:
Basic	($11.21)	($0.24)	($11.71)	($0.36)

Diluted	($11.21)	($0.24)	($11.71)	($0.36)

Weighted average shares outstanding
Basic and Diluted	9,175,760	9,159,452	9,168,539	9,154,637

The accompanying notes are an integral part of these financial statements.

PURPLE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated deficit	Number of Shares	Amount	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2009	9,184,387	$92	$324,828	($287,194)	30,062	($210)	$37,516
Issuance of common stock pursuant to warrant exercise	34,155	—	—	—	—	—	—
Stock based compensation	—	—	1,323	—	—	—	1,323
Repurchase of treasury shares	—	—	—	—	12,720	(48)	(48)
Accrued preferred dividend	—	—	—	(2,641)	—	—	(2,641)
Net loss	—	—	—	(104,685)	—	—	(104,685)

Balance at September 30, 2009	9,218,542	$92	$326,151	($394,520)	42,782	($258)	($68,535)

The accompanying notes are an integral part of these financial statements.

PURPLE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(104,685)	$(966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	3,716	714
Amortization of intangible assets	5,242	4,841
Amortization of debt discount and deferred financing costs	408	344
Asset Impairment - goodwill	70,295	—
Asset Impairment - intangible assets	23,222	—
Provision for losses on accounts receivable	1,999	118
Non cash employee compensation	1,323	2,402
Gain on interest rate cap agreement	(5)	(111)
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,296)	(3,477)
Increase in merchandise inventories	(512)	(164)
Increase in other assets	(1,605)	(477)
Increase (decrease) in accounts payable	5,450	(4,019)
Increase (decrease) in accrued expenses and other liabilities	(3,516)	8,475
Decrease in deferred revenue	—	(94)

Net cash provided by (used in) operating activities	(6,964)	7,586

Investing activities
Change in other assets and restricted cash	350	(476)
Acquisition of business, net of acquired cash	—	(1,888)
Deferred acquisition costs	—	(3,731)
Purchase of property, equipment and leasehold improvements	(6,142)	(3,013)

Net cash used by investing activities	(5,792)	(9,108)

Financing activities
Proceeds from sale of preferred stock	—	1,700
Proceeds from the issuance of debt, net	—	16,745
Proceeds from exercise of stock options	—	5
Purchase of treasury shares	(48)	—
Revolver borrowings	8,000	—
Payments made on long term debt	(3,300)	(300)
Change in other liabilities	(153)	(107)

Net cash provided (used) by financing activities	4,499	18,043
Net change in cash and cash equivalents	(8,257)	16,521
Cash and cash equivalents at beginning of period	13,246	2,368

Cash and cash equivalents at end of period	$4,989	$18,889

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$4,370	$5,140
Cash tax payments	$540	$433

Supplemental Disclosure of Non-Cash Investing Activities:
Acquisition of equipment through capital leases	$—	$103
Cash portion of Verizon purchase price withheld from financing	—	44,000
Cash portion of Hands On purchase price withheld from financing	—	32,282
Payoff of outstanding Hands On debt withheld from financing	—	6,017
Financing costs withheld from financing	—	1,605
Acquisition costs withheld from financing	—	3,016
Repayment of credit agreement from proceeds from the issuance of debt	—	3,581
Cost of issuance of preferred stock withheld from proceeds	—	1,156
Accrued preferred stock dividend	2,641	2,367

The accompanying notes are an integral part of these financial statements.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

Note 1 – Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the results of Purple Communications, Inc. (formerly known as GoAmerica, Inc.) and its wholly-owned subsidiaries (collectively, the “Company”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2009. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein), which the Company considers necessary for the fair presentation of its financial position as of September 30, 2009 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2009 and 2008. Results for the interim periods are not necessarily indicative of results that may be expected for the entire year or for any other interim period. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009. Subsequent events were evaluated through February 18, 2010, the date these condensed consolidated financial statements were issued.

The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. In addition, as of September 30, 2009, the Company had 93% of its accounts receivable with the National Exchange Carriers Association (“NECA”). For the three and nine months ended September 30, 2009, the Company generated 88% and 83%, respectively, of its total revenue with NECA compared with 86% and 93%, respectively, for the three and nine months ended September 30, 2008.

The Company has incurred significant operating losses since its inception and, as of September 30, 2009, has an accumulated deficit of $394,520. During the nine months ended September 30, 2009, the Company recorded a net loss of $104,685 and used $6,964 of cash in operating activities. As of September 30, 2009, the Company had $4,989 in cash and cash equivalents. As of September 30, 2009, the Company was not in compliance with respect to certain covenants under the First Lien Credit Agreement and the Second Lien Credit Agreement; however, the lenders agreed to forbear from exercising their rights and remedies in respect of such covenant breaches and, on December 22, 2009, agreed to waive such breaches and amend the terms of the First Lien Credit Agreement and Second Lien Credit Agreement (see Note 13). In December 2009, the Company raised a total of $5,000 from the sale of Series B Preferred Stock and warrants to purchase shares of common stock (see Note 13). Notwithstanding the equity financing in December 2009, the Company’s cash outlook for the next twelve months and ability to continue to meet its financial covenants is highly dependent on the Company’s ability to raise additional capital through equity or debt financings or to significantly reduce expenses through workforce reductions, or a combination of such activities. If the Company is unable to meet its financial covenants resulting in the borrowings becoming immediately due, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to governmental investigations by the Federal Communications Commission, the Department of Justice and the Securities and Exchange Commission (see Notes 2 and 8). The Company is unable to predict the outcome of these investigations. Further, the Company has suspended billing NECA for certain workplace conference calls that will have the effect of reducing the Company’s revenue (see Note 2). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern and there can be no assurance that the Company will be able to successfully raise capital, reduce expenses, satisfactorily resolve its governmental investigations or be compensated for workplace conference calls as discussed in Note 2, in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Note 2 – Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions made by management are based upon available current information, historical experience and other factors that are believed to be reasonable under the circumstances. The estimates and assumptions made by management involve risks and uncertainties which could cause reported amounts to differ materially from actual future results. See Note 8, Commitments and Contingencies, for a description of certain contingent liabilities that could materially and adversely affect the Company’s reported amounts. If management’s estimates and assumptions are inaccurate, the Company’s reported amounts and disclosures of contingent assets and liabilities could be materially and adversely affected.

Revenue Recognition-Relay and Interpreting Services

The Company earns revenue for the provision of relay services which allow hearing and speech impaired individuals the ability to engage in telecommunications in a manner that is functionally equivalent to the ability of an individual that is not hearing or speech impaired. A relay service call may be initiated by either a person with a hearing or speech disability, or a person without any such disability. When a person with a hearing or speech disability initiates such a call, the person uses a telephone-typewriter or an Internet-based device such as a computer or a wireless device that has text or video capabilities to contact a relay center, and gives a communications assistant the telephone number of the party he or she wishes to call. The communications assistant in turn places an outbound traditional voice call to that person. The communications assistant then serves as a link for the call, voicing to the called party the text or interpreted American Sign Language (“ASL”) message that the communications assistant received from the initiating party, and vice versa.

The Company also earns revenue from the provision of on-site interpreting. On-site interpreting services involves the provision of professional interpreting services by a qualified interpreter in person, and is usually done in a dialogue-like interaction. It enables communication between deaf and hard of hearing persons with hearing providers during interactions in group environments or in one-on-one meetings.

In accordance with Financial Accounting Standards Board (“FASB”) guidance for revenue recognition, the Company concluded it is appropriate to recognize revenue from relay services and on-site interpreting after the services are rendered because all of the criteria set forth in the guidance as conditions to realizing revenue are satisfied when the services are completed. The guidance criteria are summarized as being: persuasive evidence of an arrangement exists, the service has been delivered, the rates are fixed or determinable and collectability is reasonably assured. A further explanation of the satisfaction of the guidance criteria follows:

Persuasive evidence of an arrangement exists.

Relay Services - The Company is a certified Video Relay Service (“VRS”) and Internet Protocol Text Relay (“IP Relay”) services (collectively such services are referred to as “TRS”) provider for Federal and State Telecommunications Relay Services Funds (“TRS Funds”). As a certified TRS provider, the Company is entitled to reimbursement by Federal and State TRS Funds pursuant to applicable federal and state regulations when TRS is provided. Although several petitions have been filed with the Federal Communication Commission (“FCC”) by TRS providers, consumer advocacy groups and other industry participants requesting further clarification or rulemaking regarding the compensability of various types of TRS user activity (ie. including without limitation, calls to podcasts, calls to voicemail or message machines, multi-party conference calls, calls by deaf employees in the workplace, etc.), the Company believes that the filing of such petitions alone should have no impact on the Company’s revenue recognition policies. In certain circumstances, the FCC may issue rules, declarations or orders, however, that may impact the Company’s future revenue recognition policies. Further discussion of the Company’s revenue recognition policy with respect to internal multi-party conference calls is included in the Section entitled “Recognition of Revenue from TRS for internal multi-party calls not involving a hearing person.”

On-site Interpreting - The Company is not reimbursed for providing on-site interpreting services from either the federal or state governments. The Company is paid by the entities or consumers that retain the Company’s on-site interpreting services. Customers execute a formal rate contract or purchase order form for each job agreeing to the rate and terms of the engagement.

Delivery has occurred or services have been rendered.

Relay Services - The Company earns revenue from providing relay services which allow hearing and speech impaired individuals the ability to engage in telecommunications in a manner that is functionally equivalent to the ability of an individual that is not hearing or speech impaired. The only requirement to entitle the Company to reimbursement as described above is the conduct of a qualified call during which the Company’s TRS services are utilized. The TRS services are fully rendered when the call is concluded. There are no subsequent events that must occur or additional actions to be taken in order to qualify for reimbursement, other than invoicing the TRS Funds in accordance with the TRS Funds’ billing and disbursement schedule.

On-site Interpreting - On-site interpreting services are considered rendered when the service as agreed to under the contract are concluded.

The seller’s price to the buyer is fixed or determinable.

Relay Services - The reimbursement rates for relay services are set by the FCC and State TRS funds and are fixed and determinable based on a three-year reimbursement rate schedule that will continue through June 30, 2010.

On-site Interpreting – Prices for on-site interpreting are established and agreed to in the customer’s contract or purchase order form, typically on an hourly basis with reimbursement for transportation and other expenses incurred by the on-site interpreter relating to the provision of services.

Collectability is reasonable assured.

Relay Services - The TRS Funds have a fixed billing and disbursement schedule and the Company has invoiced the TRS Funds for relay services and been paid in accordance with this schedule since the Company’s inception. The Company maintains an estimate of reserves for potential credit losses based on historical collection experience and current trends in the length of time the receivables are past due. See discussion regarding “Recognition of Revenue from TRS for Internal Multi-party Calls not involving a hearing person” below.

On-site Interpreting - On-site interpreting customers execute a formal rate contract or purchase order form for each job agreeing to the pay rate and terms of the engagement. The Company maintains an estimate of reserves for potential credit losses based on historical collection experience and current trends in the length of time the receivables are past due.

Recognition of Revenue from TRS for Internal Multi-party Calls not involving a hearing person.

Following a comment by an FCC staffer at a public deaf related event on August 3, 2009, which may or may not represent the view of the FCC, the Company submitted to the FCC a petition for rulemaking seeking to clarify, among other things, rules governing the reimbursement of minutes from the TRS Fund for multi-party calls between deaf and hard-of-hearing individuals and persons who may or may not have such disabilities. On September 18, 2009, the Consumer and Governmental Affairs Bureau (“CGB”) of the FCC issued an Order dismissing the Company’s petition with respect to the Company’s request concerning multi-party calls and stated that calls not involving a hearing individual are not compensable. The September 18, 2009 Order did not, among other things discuss, the issue of “functional equivalence” in its findings, which the Company has interpreted to be a mandate of the Americans with Disabilities Act.

The Company believes that the dismissal of the Company’s petition by the CGB of the FCC was inappropriate and has filed for reconsideration in an application for review, and, if necessary, to judicially or administratively appeal the Order in the appropriate venue. The TRS Fund is administered by NECA. In the event the FCC decides not to reconsider the Company’s petition for rulemaking or otherwise decides not to permit reimbursement for multi-party calls that do not include a hearing person, and the Company’s efforts to appeal the Order are unsuccessful, the Company will no longer be reimbursed by NECA for such calls. The inability to collect reimbursement for such multi-party calls would reduce the Company’s revenue and cash flow and the Company believes it would likely have a material adverse effect on the Company’s business and results of operations. (See Note 13 —Subsequent Events, Reduction in Workforce).

In response to the Order, the Company has implemented new measures, commencing in October 2009, concerning its multi-party workplace conference calls held by its marketing outreach department (“Workplace Conference Calls”). The Company believes that a significant portion of its Workplace Conference Calls did not involve a hearing participant. The Company will follow the new measures until such time as there is either a ruling from the FCC on the petition or the regulatory authorities provide sufficient guidance. These measures include (i) reducing the number of minutes being used for the Company’s Workplace Conference Calls; (ii) detailed tracking of individuals involved in Workplace Conference Calls to determine whether the calls include both hearing and hearing-impaired individuals; and (iii) withholding submissions for reimbursement for Workplace Conference Calls. The Company is also in the process of implementing other tracking and audit measures to ensure that the Company does not bill NECA for conference calls not involving a hearing participant. Commencing July 1, 2009, the Company has temporarily suspended recognizing revenue for Workplace Conference Calls, whether or not a hearing party participated, pending reconsideration by the FCC of its application for review of the Order and issuance of rules governing the reimbursement of minutes from the TRS Fund for multiparty calls between deaf and hard-of-hearing individuals and persons who may or may not have such disabilities. The Company continues to reserve its right to submit for reimbursement for Workplace Conference Calls pending favorable resolution to this matter.

Prior to the September 18, 2009 Order, the Company believed that multi-party conference calls including conference calls with or without hearing participants were compensable. The Company believes that even if a multi-party conference call did not include a hearing individual it is providing the ability for more than two hearing impaired or speech impaired individuals to engage in telecommunications in a manner that is functionally equivalent to the ability of individuals that are not hearing or speech impaired. The Company’s position is based upon its interpretation of Section 225 of the Communications Act of 1934 and the general mandates of the Americans with Disabilities Act. The Company believes its interpretation of these Acts is supported by orders issued by the FCC and by analogy to other TRS services not involving hearing persons that have been permitted by the FCC. The Company’s interpretation is further supported by its knowledge and belief of industry practices and standards. Although the Company temporarily discontinued recognizing revenue for Workplace Conference Calls beginning July 1, 2009, at this time the Company believes the revenue recognized prior to July 1, 2009 was appropriate.

Allowance for Doubtful Accounts Policy

The Company maintains an estimate of reserves for potential credit losses based on historical collection experience and current trends in the length of time the receivables are past due. In recent periods, the FCC and Department of Justice have engaged in industry investigations to investigate allegations of fraud and misuse of VRS. Additionally, NECA has withheld various payments from the TRS fund to relay providers. The Company is currently reserving for any NECA VRS reimbursement withholding pending completion of the government investigations.

Endpoint Device Accounting

Endpoint devices primarily consist of Mobile Video Phones and Netbook computers and are treated under two different accounting policies. First, endpoint devices that are provided to end users at no charge are capitalized as a Company owned asset and amortized over the asset’s expected useful life. The amortization expense is included in costs of relay and interpreting services. Secondly, devices that are purchased by the end user are sold at a price which is less than the cost to the Company. The cost of the device less the amount paid by the end user is charged to cost of services.

Recoverability of Intangible and Other Long Lived Assets

In accordance with FASB guidance, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or in certain circumstances as required.

Intangible Assets

The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying amount. The Company determines the fair values calculated in an impairment test using cash flow models involving assumptions that are based upon what management believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. The key assumptions, which take into account current economic market and industry conditions and events (as discussed in Note 6), relate to margins, growth rates, capital expenditures, asset residual values and weighted-average cost of capital rates. In developing these assumptions, the Company compares the resulting estimated enterprise value derived by the aggregate fair values of its reporting unit to its market enterprise value plus an estimated control premium.

The impairment test for trademarks involves comparing the fair value to its carrying amount. The Company derives fair value based on the relief from royalty method using assumptions about revenue growth rates, royalty rates, the appropriate discount rates relative to risk and estimates of asset residual values.

If adverse changes in growth rates, estimated cash flows, economic conditions, discount rates or estimates of asset residual values were to occur, the value of the Company’s goodwill or trademarks may become impaired.

Long-Lived Assets

In accordance with FASB guidance for long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets that are to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in the Company’s business strategies. An impairment loss is recognized when the estimated discounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) or appraisal value of the assets are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques.

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance with respect to business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of the guidance did not have a material effect of the Company’s financial condition or results of operations.

In December 2007, the FASB issued guidance with respect to non-controlling interests in consolidated financial statements. The guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The guidance applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of the guidance did not have a material effect on the Company’s financial condition or results of operations.

In March 2008, the FASB issued guidance with respect to disclosures about derivative instruments and hedging activities and accounting for derivative instruments and hedging activities, to amend and expand the disclosure requirements of previous guidance to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under the guidance and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The guidance is effective for the Company on January 1, 2009. Management has evaluated the effect of the guidance with respect to its sole interest rate cap agreement. Due to the insignificant value of the instrument, the guidance did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, the FASB issued guidance with respect to recognition and presentation of other-than-temporary impairments which provides operational guidance for determining other-than-temporary impairments for debt securities. The Company adopted the guidance effective April 1, 2009. The adoption of this guidance did not have material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance with respect to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept, and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The guidance is applied prospectively to all fair value measurements where appropriate. The Company adopted the provisions of this guidance effective April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance with respect to disclosures about fair value of financial instruments. This guidance extends to interim periods and requires certain disclosures about fair value of financial instruments for publicly traded companies and requires disclosure in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued guidance with respect to determination of the useful life of intangible Assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial positions, results of operations and cash flows.

In May 2009, the FASB issued guidance with respect to Subsequent Events which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, the guidance requires disclosure of the date through which subsequent events were evaluated. The guidance is effective for interim and annual periods after June 15, 2009. The Company adopted the guidance for the quarter ended September 30, 2009, and have evaluated subsequent events through February 18, 2010.

In June 2009, the FASB issued guidance with respect to the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. This guidance does not change GAAP but reorganizes the literature. This guidance is effective for interim and annual periods ending after September 15, 2009.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other debt obligations approximate their fair values due to the short maturity of these items. Unless otherwise noted it is management’s opinion that the Company is not exposed to significant interest rate, currency or credit risks arising from its financial instruments. The recorded value of long-term debt and obligations under capital leases approximates the fair value of the debt as the terms and rates approximate market rates. The Company currently holds an interest rate cap agreement which is insignificant to these financial statements.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements and related notes to conform to the current year presentation.

During the third quarter of 2009, the Company re-examined its accounting treatment related to the Series A Preferred Stock under FASB guidance and determined that the Series A Preferred Stock should be classified as temporary equity in the balance sheet, as reflected in the financial statement included herein. The Company also determined that the Series A Preferred Stock was initially reported at its fair value and that as the security is not currently redeemable and it is not probable that the security will become redeemable, because the resolution of the contingencies discussed above that would allow redemption have not occurred, subsequent adjustment as September 30, 2009 is not necessary. The reclassification has no impact on net income for any period presented in these financial statements.

Note 3 – Series A Preferred Stock:

On June 26, 2008, the Company filed a Fourth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. Such certificate authorizes and designates 7,736,944 shares of Series A Preferred Stock with a par value of $0.01 per share (the “Series A Preferred Stock”).

Each outstanding share of Series A Preferred Stock accrues cash dividends commencing on the date such share of Series A Preferred Stock is first issued. The holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative cash dividends at a rate of 8% of the face amount per annum, compounded quarterly from and including the date of issuance of such Series A Preferred Stock. After June 26, 2009, if the average closing price of the Company’s common stock over the preceding 90 trading days is twenty dollars ($20.00) or more per share, as adjusted for subsequent stock dividends, splits, combinations or similar events, the cash dividend rate will be reduced after such date to 3% of the face amount per annum, compounded quarterly. Aggregate accrued dividends through September 30, 2009 were $5,913.

Payment of dividends on the Series A Preferred Stock will be paid in preference to any dividend on common stock. If dividends are paid on shares of common stock, holders of outstanding shares of Series A Preferred Stock are also entitled to receive, during each fiscal year, an amount, if greater than zero, equal to (a) dividends payable on shares of common stock, if any, during such fiscal year, calculated on an as-converted basis, minus (b) the amount of cumulative dividends that have been paid or have accrued on the Series A Preferred Stock during such fiscal year, as described above.

The Series A Preferred Stock has a liquidation value of $5.17 per share plus accrued and unpaid cumulative dividends, which shall be paid to the holders of Series A Preferred Stock prior and in preference to any distribution of any of its assets to the holders of common stock. As of September 30, 2009, the aggregate liquidation preference of the Series A Preferred Stock, including accrued dividends was $45,913. A liquidation is deemed to occur upon the acquisition, by merger or otherwise, of 50% of the voting power of the capital stock of the Company, or a sale of all or substantially all of the Company’s assets. After receipt of their liquidation preferences, the holders of Series A Preferred Stock do not participate in additional distributions.

The Series A Preferred Stock is convertible at any time into such number of shares of common stock equal to the liquidation value per share divided by the conversion price of $5.17, subject to adjustment for stock splits and stock dividends. The conversion price will also be reduced, according to a weighted average formula, if the Company issues additional shares of its common stock for no consideration or for consideration that is less than the conversion price that is then in effect. As of September 30, 2009, the outstanding shares of Series A Preferred Stock were convertible into 8,880,596 shares of common stock.

The Series A Preferred Stock will automatically convert into common stock if, after completion of an underwritten public offering of the Company’s common stock yielding proceeds of at least $50,000, the average closing price of the Company’s common stock over the preceding 90 trading days equals fifteen dollars ($15.00) or more per share.

Any holder of Series A Preferred Stock may elect to have the Company redeem such Series A Preferred Stock at any time after January 10, 2015. Additionally, the Company may, after January 10, 2015, elect to redeem all or part of the Series A Preferred Stock. In either case, the redemption price would be equal to the then liquidation value of such Series A Preferred Stock.

Each holder of Series A Preferred Stock that has not converted their preferred stock has voting rights on all matters submitted to stockholders for a vote and is entitled to the number of votes equal to the number of shares of common stock into which the Series A Preferred Stock could be converted. In addition, the holders of Series A Preferred Stock, voting as a separate class, are entitled to elect two directors to the Company’s board of directors as long as more than 1,600,000 shares of Series A Preferred Stock are outstanding or one director if less than 1,600,000 shares of Series A Preferred Stock are outstanding, and the Company may not take specified actions, such as issuing securities with equal or senior preferences, without prior approval of the holders of a majority of the outstanding shares of Series A Preferred Stock.

Note 4 – Senior Debt:

First Lien Credit Facilities.

On January 10, 2008, the Company entered into a Credit Agreement (the “First Lien Credit Agreement”), dated as of January 10, 2008 (the “Closing Date”), with Churchill Financial LLC, as administrative agent (the “First Lien Administrative Agent”), certain lenders named therein (the “First Lien Lenders”) and Ableco Finance LLC, as collateral agent (the “Collateral Agent”). The First Lien Credit Agreement provides for term loans of $40,000, all of which was borrowed on the Closing Date. The maturity date of the term loans is January 10, 2014. The Company is required to make quarterly repayments of principal on the term loans in the amount of $100 per quarter. Mandatory prepayments are also required to be made in the case of certain events, including asset sales, a portion of excess cash flow, proceeds from debt issuances and extraordinary receipts. Voluntary prepayments of principal of the term loans are subject to a prepayment penalty, expressed as a percentage of the principal amount so prepaid, of 2% from the Closing Date through but not including the first anniversary of the Closing Date, and 1% from the first anniversary of the Closing Date through but not including the second anniversary of the Closing Date. Mandatory prepayments are generally not subject to the payment of penalties except in the case of debt issuances, where the principal amount of term loans so prepaid is treated as though they were voluntary prepayments. In addition to the term loans, the First Lien Credit Agreement provides for revolving loans made from time to time, with availability of up to $15,000, none of which was borrowed on the Closing Date. The maturity date for the revolving loans is January 10, 2013. On December 3, 2008 the Company entered into the Third Amendment and Consent to the First Lien Credit Agreement which among other things allowed the Company to repurchase shares of the Company’s outstanding common stock. The amendment to the Credit Agreement provided for a $2,000 reduction in the Company’s revolving line of credit, reducing total availability to $13,000. On March 31, 2009, the Company made a voluntary principal prepayment of debt in the amount $3,000 on its First Lien credit facility. In accordance with the credit agreement the payment was subject to a 1% prepayment penalty.

Additional borrowing under the revolving credit facility is conditioned upon maintaining availability under the line of credit and unrestricted cash deposits in controlled deposit accounts of at least $5,000 in the aggregate. As of September 30, 2009, $8,000 was outstanding under the revolving credit facility.

The First Lien Credit Agreement contains affirmative and restrictive covenants that require the Company to take or refrain from taking certain actions, including, among other things, the obligation to provide certain financial and other information and limitations on its ability to incur debt, make investments, pay dividends, change the nature of its business, engage in affiliate transactions, or sell assets. In addition, the Company must comply with financial covenants for maximum consolidated leverage, maximum amounts of capital expenditures, and certain amounts of revolver availability or cash and cash equivalents subject to control agreements in favor of the Collateral Agent. As of September 30, 2009 the Company was in not in compliance with respect to certain covenants; however, the First Lien Lenders agreed to forbear from exercising their rights and remedies in respect of such covenant breaches and, on December 22, 2009, agreed to waive such breaches, as further described in Note 13.

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

As of September 30, 2009, due to the event of default under the First Lien Credit Agreement the Company’s interest rate for the First Lien Credit Agreement changed from LIBOR plus 4.5% to LIBOR plus 6.5%.

In accordance with the Guaranty and Security Agreement entered into by the Company and the Collateral Agent on the Closing Date, the obligations of the Company under the First Lien Credit Agreement are secured by all of the assets of the Company.

In conjunction with the First Lien Credit Agreement, the Company incurred $1,115 of fees paid to the lenders and $662 of financing fees paid to third parties. Amounts paid to the lenders are presented as debt discount and are recorded as a reduction to the debt and are amortized over the life of the debt. Fees paid to third parties are classified as deferred financing costs and are amortized over the life of the debt. As of September 30, 2009, the unamortized balance relating to the debt discount equaled $794 and the unamortized balance relating to the deferred financing fees equaled $397.

Second Lien Credit Facilities and Intercreditor Agreement.

Concurrently with entering into the First Lien Credit Agreement, the Company entered into the Second Lien Credit Agreement (the “Second Lien Credit Agreement”), dated as of the Closing Date, with the lenders (the “Second Lien Lenders”), and Clearlake, as administrative agent (the “Second Lien Agent”). The Second Lien Credit Agreement provides for term loans of $30,000, all of which was borrowed on the Closing Date. The maturity date of the loans is January 10, 2015, and there are no scheduled amortization payments. Mandatory prepayments, which are not subject to prepayment penalty, are required to be made in the case of certain events, including asset sales, a portion of excess cash flow, proceeds from debt issuances and extraordinary receipts. Voluntary prepayments of principal of the loans are subject to a prepayment penalty, expressed as a percentage of the principal amount so prepaid, of 2% from the Closing Date through but not including the first anniversary of the Closing Date, and 1% from the first anniversary of the Closing Date through but not including the fourth anniversary of the Closing Date. Mandatory prepayments are generally not subject to the payment of penalties except in the case of debt issuances, where the principal amount of loans so prepaid is treated as though they were voluntary prepayments. The affirmative, negative and financial covenants in the Second Lien Credit Agreement are substantially similar to those set forth in the First Lien Credit Agreement, except that in certain circumstances they are less restrictive than those set forth in the First Lien Credit Agreement. Loans under the Second Lien Credit Agreement bear interest at LIBOR plus 9% per annum, which rate increases by 2% in the case of an event of default. As of September 30, 2009 the Company was in not in compliance with respect to certain covenants under the Second Lien Credit Agreement; however, the Second Lien Lenders agreed to forbear from exercising their rights and remedies in respect of such covenant breaches and, on December 22, 2009, agreed to waive such breaches, as further described in Note 13.

As of September 30, 2009, due to the event of default under the Second Lien Credit Agreement the Company’s interest rate for the Second Lien Credit Agreement changed from LIBOR plus 9% to LIBOR plus 11%.

In accordance with the Second Guaranty and Security Agreement entered into by the Company and the Second Lien Agent on the Closing Date, the obligations of the Company under the Second Lien Credit Agreement are secured by all of the assets of the Company, subject to certain exceptions and limitations, and are subject to the Intercreditor Agreement (referred to below).

The Intercreditor Agreement, dated as of the Closing Date, by and among the First Lien Administrative Agent, the Collateral Agent and the Second Lien Agent (the “Intercreditor Agreement”), provides for and governs, among other things, the relative priorities among the secured parties under the First Lien Credit Agreement and the Second Lien Credit Agreement. The Company acknowledged the Intercreditor Agreement but is not a party thereto. In conjunction with the Second Lien Credit Agreement, the Company incurred $1,162 of fees paid to the lenders. Amounts paid to lenders are presented as debt discount and are recorded as a reduction to the debt and are amortized over the life of the debt. As of September 30, 2009, the unamortized balance relating to this debt discount equaled $876. The Company paid $265 of financing fees to third parties which are classified as deferred financing costs and are amortized over the life of the debt. As of September 30, 2009, the unamortized balance relating to the deferred financing fees equaled $200.

The following is a summary of the Company’s outstanding long term debt as of September 30, 2009:

First lien debt	$36,300
Second lien debt	30,000

Total debt	66,300
Less of debt discount	(1,670)

Total debt, net of debt discount	64,630
Less: current portion of long term debt	400

Long term debt	$64,230

Aggregate maturities of long term debt of the Company due within the next five years are as follows:

2010	$400
2011	400
2012	400
2013	400
2014 and thereafter	64,700

Long term debt	$66,300

During the three and nine months ended September 30, 2009, the Company recognized $88 and $264, respectively, of interest expense from amortization of the debt discount compared to the three and nine months ended September 30, 2008, of $91 and $262, respectively.

Note 5 – Earnings (Loss) Per Share:

The Company computes net loss per share per FASB guidance with respect to Earnings per Share. Under the guidance, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. As the Company had a net loss applicable to common stockholders for the nine months ended September 30, 2009 and 2008, the impact of the assumed exercise of the stock options and warrants and conversion of the Series A Preferred Stocks is anti-dilutive and as such, 11,660,640 and 9,526,389, respectively, of common stock equivalent shares were excluded from the computation of diluted net loss per share as follows:

	As of September 30,
	2009	2008
Options	2,767,544	1,705,125
Warrants	12,500	84,320
Preferred stock	8,880,596	7,736,944

Total	11,660,640	9,526,389

Note 6 – Goodwill and Other Intangible Assets:

The Company follows the FASB issued guidance with respect to accounting for goodwill and other intangible assets. Under the guidance, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company historically has performed the annual test for impairment of goodwill as of December 31 of each year. However, during the third quarter of 2009, there were certain events and changes in circumstances which indicated the carrying value may not be recoverable, including without limitation, the withholding and delay of various payments to the Company by NECA, the low rate of adoption by deaf and hard of hearing consumers of the end-point devices marketed and distributed by the Company, and a decrease in Relay Service revenue as a result of the Order issued by the CBG and the Company’s temporary suspension of revenue recognition associated with certain calls reference is made to Note 2 - Recognition of Revenue from TRS for Internal Mutli-party Calls not involving a hearing person. The recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments, by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The Company’s testing approach utilizes a discounted cash flow analysis corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values. As a result of impairment testing as of September 30, 2009, it was concluded that the carrying amount of the relay and interpreting services reporting unit exceeded its fair value and that all the goodwill was impaired, which resulted in the recognition of a goodwill impairment loss of $70,295. The goodwill had no tax basis, and accordingly, there is no tax benefit to be derived from recording the impairment charge.

The following table summarizes activity in goodwill during the nine months ended September 30, 2009:

Ending balance December 31, 2008	$70,295
Impairment charge (Note A)	(70,295)

Ending balance September 30, 2009	$—

In connection with the goodwill impairment loss taken for the reporting unit in the third quarter of 2009, the Company reviewed identifiable intangible assets for possible impairment in accordance FASB guidelines. The review indicated that a possible impairment loss had occurred in regards to trademarks, customer relationships and technology. The impairment test for trademarks involves comparing the fair value to its carrying amount. The Company derives fair value based on the relief from royalty method using assumptions about revenue growth rates, royalty rates, the appropriate discount rates relative to risk and estimates of terminal values. The current fair values of the identifiable intangible assets were then determined using the income approach based on revised cash flows discounted to present value. As a result of this analysis, it was determined that trademarks, customer relationships and technology intangible assets were impaired, and the Company recorded an impairment loss of $23,222. The intangible assets impairment charge does not have any tax implications.

Intangible assets consisted of the following at September 30, 2009:

	Trademarks	Customer lists	Technology	Contractual	Total
Identifiable intangible assets	$37,800	$22,807	$1,293	$1,103	$63,003
Accumulated amortization	—	(10,325)	(581)	(855)	(11,761)
Impairment Charge (Note A)	(22,226)	(284)	(712)	—	(23,222)

Ending balance September 30, 2009	$15,574	$12,198	$0	$248	$28,020

The above intangible assets are being amortized over their estimated life as follows:

Trademarks	Indefinite
Customer Lists	3 years - 5.5 years
Contracts	2 years

Note A	Management has evaluated the guidance for fair value measurements and has determined that these impairment charges are non-recurring Level 3 fair value measurements based upon discounted cash flows. The Company has concluded that the tabular disclosures related to these measurements are not significant to these financial statements.

During the three months ended September 30, 2009 and 2008, the Company recognized $1,745 and $1,811, respectively, of amortization expense. During the nine months ended September 30, 2009 and 2008, the Company recognized $5,242 and $4,841, respectively, of amortization expense. Based upon the intangible assets as of September 30, 2009 and the book value of those assets as of such date, amortization expense is expected to be approximately $6,173, $3,038, $1,751, $1,484 and $-0- for the twelve month periods ended September 30, 2010, 2011, 2012, 2013 and thereafter respectively.

Note 7 – Stock-based Compensation:

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and non-vested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. As of September 30, 2009, the Company had 189,387 shares of common stock reserved for future issuance under the equity compensation plan and stock purchase plan.

During the nine months ended September 30, 2009, the Company has issued stock options totaling 686,000 with a value of approximately $608, net of forfeitures to certain employees and consultants at an exercise price ranging from $2.37 to $5.17 per share. The fair value of these options was calculated under the Black-Scholes option pricing model with the following assumptions:

Risk free rate	3.02% - 3.71%
Volatility	21.35% - 105.29%
Expected life	6.25 years
Forfeiture rate	16.09% - 23.56%
Dividend yield	0.00%

The Company recognizes compensation expense for employee stock option awards on a straight-line basis over the requisite service period of the award. With respect to all outstanding employee stock options, the Company will recognize a total of $7,498 compensation expense over a service period of one to four years. As of September 30, 2009, the Company had recognized $1,323 of non cash stock based compensation.

Stock option activity for the nine months ended September 30, 2009, is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2009	2,523,386	$8.04
Granted	686,000	3.22
Assumed	—	—
Exercised	—	—
Canceled	(441,842)	7.91

Outstanding at September 30, 2009	2,767,544	$6.87

Exercisable at September 30, 2009	1,165,734	$9.65

The weighted average grant date fair value per share during the nine months ended September 30, 2009 and 2008, was $1.08 and $3.66, respectively.

The following table summarizes information about fixed price stock options outstanding at September 30, 2009:

	Outstanding
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Instrinsic Value
$0.24-$6.93	2,732,149	$5.29	8.8 years	$56
$16.00-$26.40	19,570	$21.24	3.6 years	—
$43.20-$44.80	2,500	$43.20	2.7 years	—
$110.40-$151.20	5,171	$150.56	2.3 years	—
$162.48-$167.20	2,548	$167.08	0.5 years	—
$401.60-$600.00	5,106	$428.01	0.4 years	—
$1,200.00-$1,280.00	500	$1,280.00	0.5 years	—

Total	2,767,544			$56

	Exercisable
Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price	Aggregate Instrinsic Value
$0.24-$6.93	1,130,340	$5.92	$44
$16.00-$26.40	19,569	$21.24	—
$43.20-$44.80	2,500	$43.20	—
$110.40-$151.20	5,171	$150.56	—
$162.48-$167.20	2,548	$167.08	—
$401.60-$600.00	5,106	$428.01	—
$1,200.00-$1,280.00	500	$1,280.00	—

Total	1,165,734		$44

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the third quarter of 2009, which was $2.09, and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on September 30, 2009. This amount changes based on the fair market value of the Company’s stock.

The following table sets forth the total stock-based compensation expense resulting from stock options and vested restricted stock awards included in the Company’s condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
General and administrative	$358	$646	$1,323	$2,402

Stock-based compensation expense	358	646	1,323	2,402
Income tax benefit	—	—	—	—

Total stock-based compensation	$358	$646	$1,323	$2,402

Note 8 – Commitments and Contingencies:

Employee and Related Matters

Mr. Edmond Routhier’s employment with the Company terminated effective May 22, 2009, pursuant to a separation and general release agreement under which he continues to receive a salary and other benefits. Mr. Routhier previously served as the Company’s President and Vice Chairman. At the time of his separation, Mr. Routhier also entered into a consulting agreement with the Company which has been terminated effective December 4, 2009.

On November 22, 2009, the Company received correspondence from counsel for former employee James Metzger (“Metzger”) directing the preservation of evidence and enclosing a proposed complaint for wrongful discharge. On November 23, 2009, the Company received a settlement demand from Metzger’s attorney, and when the Company declined to respond, Metzger served the Company with a complaint on December 16, 2010. On January 13, 2010, Metzger served the Company with a first amended complaint, which seeks damages in connection with causes of action for both statutory wrongful discharge pursuant to California Labor Code Section 1102.5 and wrongful discharge in violation of public policy. The Company has prepared and intends to file a demurrer challenging both of Metzger’s wrongful discharge claims.

On December 8, 2009, Mr. Routhier and Caymus Investment Group, LLC, filed a complaint for breach of contract, negligent misrepresentation, breach of fiduciary duty, fraud and negligence against HOVRS, JMP Securities, LLC, Orrick, Herrington & Sutcliffe, LLP, Jeannie Shin and Does 1-10 in the California Superior Court for the County of San Francisco. HOVRS was named as a nominal defendant, and Mr. Routhier has represented to the Company that an amended complaint will be filed which does not name HOVRS as a defendant. In addition, JMP Securities has written to the Company to request that the Company agree to indemnify JMP Securities in connection with JMP Securities’ defense of Mr. Routhier’s claims against JMP Securities, citing the terms of the July 27, 2007 Agreement between JMP and HOVRS. The Company has not responded to JMP Securities’ request, and given the infancy of the dispute, the Company can make no determination as to whether it will result in any adverse effect.

ASLS

On March 10, 2009, the Company filed a complaint in Sacramento County Superior Court against American Sign Language Services Corporation, or ASLS, and other defendants alleging breach of contract and various tort claims in connection with the defendants’ operation of two video relay service call centers with the Company in 2008 and the defendants’ subsequent opening and operation of a competing call center. The complaint sought compensatory and punitive damages in an amount to be determined at trial and injunctions prohibiting disclosure of the Company’s trade secrets. The defendants subsequently removed the case to the United States District Court for the Eastern District of California (the “Action”). On or about April 20, 2009, the defendants answered the Company’s complaint, and ASLS filed a counterclaim alleging breach of contract and various tort claims. ASLS sought compensatory and exemplary damages, an order enjoining us from opening certain call centers and disgorgement of profits. In December 2009, the parties entered into a settlement agreement and mutual release that resolved the claims to the parties’ satisfaction. Pursuant to the settlement agreement, the Company agreed to pay ASLS a total of $625, of which $250 was paid on January 4, 2010 and the remainder is to be paid in five monthly payments of $75, commencing on February 1, 2010. In addition, the Company agreed to pay ASLS up to a maximum of $175 upon the occurrence of certain specified events. This amount has been included in our accrued liabilities as of September 30, 2009.

Governmental Investigations

In August 2007, January 2008 and most recently in April 2009, the Company received subpoenas from the Federal Communications Commission (the “FCC”) relating to a number of areas. The 2007 subpoena focused on documents concerning the legal structure of HOVRS, its eligibility to receive payments from the TRS Fund and the HOVRS programs designed to attract new customers. The 2008 subpoena requested documents concerning certain marketing programs, including gift cards and educational programs, contractual arrangements and cost submissions. The 2009 subpoena covered a broad array of topics, including matters such as marketing efforts, third party marketing programs, international calls, conference calls and surveys. The Company has also received numerous letters of inquiry from the FCC concerning similar subject matters. The Company understands that these investigations are intended to obtain information about its practices, and include, without limitation, investigation of compliance with, and possible violations, the Communications Act of 1934 and rules promulgated by the FCC. The Company has responded to the various requests made by the FCC and is fully cooperating with the FCC in this matter. While preliminary, the settlement discussions have focused on certain company practices, including: internal VRS conference calls, particularly multi-party internal calls that did not include a hearing participant, international calls and third-party contractual relationships. The Company can provide no assurances that future settlement discussions will be limited to these areas or even continue to focus on these practices. The Company is unable to predict the outcome of these investigations, which could result in the imposition of fines, the imposition of restrictions on its ability to participate in the NECA reimbursements program, the creation of compliance programs established by the FCC and/or some other result. Such fines or restrictions could result in a material adverse effect on the Company and its financial condition, results of operations and cash flows.

On June 25, 2009, the Company received a subpoena for documents from the grand jury for the United States District Court for the District of Columbia. The Company believes that other companies within the TRS industry are subject to similar investigations. The Company is in the process of providing documents in response to the subpoena. The Company understands that these investigations are intended to investigate, among other things, billing practices as they relate to the TRS fund. The Company is unable to predict the outcome of this investigation, but is fully cooperating with the government in this matter.

On June 26, 2009, the Company received subpoenas from the Securities and Exchange Commission (the “SEC”) for documents and testimony pursuant to a formal order of investigation into the Company. The Company is in the process of providing documents to the SEC and our Chief Executive Officer and Chief Financial Officer have provided testimony. The Company understands that these investigations are intended to investigate, among other things, billing practices as they relate to the TRS fund. The Company is unable to predict the outcome of this investigation, but is fully cooperating with the SEC’s investigation.

As part of the Company’s settlement discussions with the FCC, the Company intends to seek resolution of all matters concerning all governmental investigations, including the Department of Justice and the SEC.

In addition to above, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. Although the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Note 9 – Acquisitions:

Acquisition of certain assets of Verizon TRS division

On January 10, 2008, the Company acquired certain assets of the TRS division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions for $46,000 in cash and $5,500 of contingent cash consideration. The Verizon acquisition was financed through $33,500 of equity financing from the sale of 6,479,691 shares of Series A Preferred stock at a price of $5.17 per share (see Note 3) and $30,000 of senior debt financing (see Note 4). The Company consummated the acquisition in an effort to increase its volume and improve its results of operations.

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

As referenced in Note 6, as a result of the September 30, 2009 goodwill impairment testing, it was concluded that the carrying amount of goodwill at the reporting unit exceeded its fair value and that all goodwill was impaired. The Company recorded an impairment loss of $18,962 in relation to this asset.

The review of intangible assets during the third quarter of 2009 indicated a possible impairment loss had occurred in regards to trademarks. The impairment test for trademarks involves comparing the fair value to its carrying amount. The Company derives fair value based on the relief from royalty method using assumptions about revenue growth rates, royalty rates, the appropriate discount rates relative to risk and estimates of terminal values. As a result of this analysis, it was determined that trademarks intangible asset associated with the Verizon TRS division acquisition was impaired. The Company recorded an impairment loss of $11,435 in relation to this asset.

Acquisition of Hands On Video Relay Services, Inc.

On January 10, 2008, the Company acquired Hands On Video Relay Services, Inc. (“HOVRS”), a California-based provider of video relay and interpreting services, for $35,000 in cash, 6,696,466 shares of its common stock valued at $5.17 per share and assumption of 276,246 stock options (see Note 7). The cash portion of the consideration was financed through $5,000 of equity financing from the sale of 967,118 shares of Series A Preferred stock at a price of $5.17 per share (see Note 3) and the issuance of $40,000 senior debt financing (see Note 4). The Company consummated the acquisition in an effort to increase its volume and improve its results of operations.

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

As referenced in Note 6, as a result of the September 30, 2009 goodwill impairment testing, it was concluded that the carrying amount of goodwill at the reporting unit exceeded its fair value and that all goodwill was impaired. The Company recorded an impairment loss of $41,798 in relation to this asset.

The review of intangible assets during the third quarter of 2009 indicated a possible impairment loss had occurred in regards to trademarks, customer lists and technology. The customer list asset was impaired due to the loss of a major customer and the technology intangible asset was no longer being utilized by the Company. The impairment test for trademarks involves comparing the fair value to its carrying amount. The Company derives fair value based on the relief from royalty method using assumptions about revenue growth rates, royalty rates, the appropriate discount rates relative to risk and estimates of terminal values. As a result of this analysis, it was determined that trademarks, customer relationships and technology intangible assets associated with the Hands On Video Relay Services, Inc. acquisition were impaired. The Company recorded an impairment loss of $11,742 in relation to these assets.

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

As referenced in Note 6, as a result of the September 30, 2009 goodwill impairment testing, it was concluded that the carrying amount of goodwill at the reporting unit exceeded its fair value and that all goodwill was impaired. The Company recorded an impairment loss of $3,535 in relation to this asset.

The review of intangible assets during the third quarter of 2009 indicated a possible impairment loss had occurred in regards to the technology intangible asset. The technology intangible asset associated with the Visual Language Interpreting, Inc. acquisition was no longer being utilized by the Company and the remaining unamortized asset was impaired The Company recorded an impairment loss of $46 in relation to this asset.

Note 10 – Income Taxes:

During the three months ended September 30, 2009 and 2008, the Company recorded an income tax benefit of $1.2 million and an income tax provision of $0.2 million, respectively. The benefit from income taxes for the three months ended September 30, 2009 includes reversal of tax expense recorded in the previous two quarters of 2009 and benefits related to loss carry backs and carry forwards.

Effective January 1, 2007, the Company adopted the provisions of the FASB’s guidance on accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the FASB’s guidance on accounting for income taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation was performed for the tax years ended December 31, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2009.

At January 1, 2009 and September 30, 2009, the Company had no unrecognized tax benefits.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company may have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Note 11 – Related Party Transactions:

The Company entered into certain additional financing and equity agreements with Clearlake as a result of the transactions described in Note 9. Note 4 describes the Company’s credit agreements with Clearlake and Note 3 describes the sale of Series A Preferred Stock to Clearlake. The Company incurred $135 and $-0- related to consulting arrangement costs with Clearlake during the nine month periods ended September 30, 2009 and 2008, respectively. The Company entered into an agreement with CCP A. L.P., an affiliate of Clearlake, for the purchase of Series B Preferred Stock on December 14, 2009, and into various amendments to its credit facilities with the First Lien Lenders and Second Lien Lenders, as more specifically described in Note 13.

Note 12 – Stockholders’ Equity:

During the nine months ended September 30, 2009, the Company entered into the following stock related transactions:

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

—	On February 27, 2009, May 28, 2009, June 1, 2009 and August 28, 2009 the Company granted stock options to employees pursuant to the Company’s 2005 Equity Compensation Plan (see Note 7).

—	During the nine month period ended September 30, 2009 the Company repurchased 12,720 shares of Common Stock pursuant to its share repurchase program.

Note 13 – Subsequent Events:

The Company has evaluated subsequent events through February 18, 2010, the date these financials were issued, and up to the time of their filing with the SEC.

Amendments to the First Lien Credit Agreement and Second Lien Credit Agreement

On October 15, 2009, the Company entered into a Forbearance Agreement and Fourth Amendment to the First Lien Credit Agreement, pursuant to which, among other things, the First Lien Administrative Agent, the Collateral Agent and the First Lien Lenders agreed to forbear from exercising their rights and remedies in respect of certain events of default under the First Lien Credit Agreement until October 31, 2009.

On October, 30, 2009, the Company entered into a First Amendment to Forbearance Agreement and Fourth Amendment to the First Lien Credit Agreement, pursuant to which among other things, the First Lien Administrative Agent, the Collateral Agent and the First Lien Lenders agreed to forbear from exercising their rights and remedies in respect of certain events of default under the First Lien Credit Agreement until November 4, 2009.

On November 4, 2009, the Company entered into a Second Amendment to Forbearance Agreement and Fourth Amendment to the First Lien Credit Agreement, pursuant to which, among other things, the First Lien Administrative Agent, the Collateral Agent and the First Lien Lenders agreed to forbear from exercising their rights and remedies in respect of certain events of default under the First Lien Credit Agreement until November 20, 2009.

On November 4, 2009, the Company entered into a Forbearance Agreement and Fourth Amendment to the Second Lien Credit Agreement pursuant to which (1) the Second Lien Agent agreed to allow the Company to pay in kind interest due and payable under the Second Lien Credit Agreement from July 1, 2009 through June 30, 2010, (2) the Second Lien Lenders agreed to refund to the Company cash interest actually paid by the Company to the Second Lien Lenders in the amount of $735, and (3) the Second Lien Agent and the Second Lien Lenders agreed to forbear from exercising their rights and remedies in respect of certain events of default under the Second Lien Credit Agreement until November 20, 2009.

On November 4, 2009, the Company entered into the First Amendment to the Intercreditor Agreement (the “Intercreditor Agreement”), dated as of January 10, 2008, by and among the First Lien Administrative Agent, the Collateral Agent and the Second Lien Agent, which incorporates revisions to the Intercreditor Agreement necessary to implement changes in the terms of the First Lien Credit Agreement and Second Lien Credit Agreement resulting from the Forbearance Agreements discussed above.

On November 20, 2009, the Company entered into a Third Amendment to Forbearance Agreement and Fourth Amendment to First Lien Credit Agreement, pursuant to which, among other things, the First Lien Administrative Agent, the Collateral Agent and the First Lien Lenders agreed to forbear from exercising their rights and remedies in respect of certain events of default under the First Lien Credit Agreement until December 1, 2009.

On November 20, 2009, the Company entered into a First Amendment to Forbearance Agreement and Fourth Amendment to Second Lien Credit Agreement, pursuant to which among other things, the Second Lien Agent and the Second Lien Lenders agreed to forbear from exercising their rights and remedies in respect of certain events of default under the Second Lien Credit Agreement until December 1, 2009.

On December 1, 2009, the Company entered into a Fourth Amendment to Forbearance Agreement and Fourth Amendment to First Lien Credit Agreement, pursuant to which, among other things, the First Lien Administrative Agent, the Collateral Agent and the First Lien Lenders agreed to forbear from exercising their rights and remedies in respect of certain events of default under the First Lien Credit Agreement until December 11, 2009.

On December 1, 2009, the Company entered into a Second Amendment to Forbearance Agreement and Fourth Amendment to the Second Lien Credit Agreement, pursuant to which among other things, the Second Lien Agent and the Second Lien Lenders agreed to forbear from exercising their rights and remedies in respect of certain events of default under the Second Lien Credit Agreement until December 11, 2009.

On December 11, 2009, the Company entered into a Fifth Amendment to Forbearance Agreement and Fourth Amendment to First Lien Credit Agreement, pursuant to which, among other things, the First Lien Administrative Agent, the Collateral Agent and the First Lien Lenders agreed to forbear from exercising their rights and remedies in respect of certain events of default under the First Lien Credit Agreement until December 21, 2009.

On December 11, 2009, the Company entered into a Third Amendment to Forbearance Agreement and Fourth Amendment to the Second Lien Credit Agreement, pursuant to which, among other things, the Second Lien Agent and the Second Lien Lenders agreed to forbear from exercising their rights and remedies in respect of certain events of default under the Second Lien Credit Agreement until December 21, 2009.

On December 22, 2009, the Company and its subsidiaries entered into a Fifth Amendment, Consent and Waiver to Credit Agreement (the “Fifth Amendment to First Lien Credit Agreement”), by and among the Company, as borrower, the other loan parties thereto, the First Lien Lenders, the letter of credit issuers from time to time party thereto, the First Lien Administrative Agent, and the Collateral Agent. The Fifth Amendment to First Lien Credit Agreement became effective as of December 21, 2009 (except for certain provisions dealing with interest rates, which became effective as of September 30, 2009). Pursuant to the Fifth Amendment to First Lien Credit Agreement, the First Lien Agents and the First Lien Lenders agreed to waive certain existing events of default under the First Lien Credit Agreement and consented to a proposed amendment to the Company’s certificate of incorporation to increase the authorized shares of common stock and preferred stock. Pursuant to the Fifth Amendment to First Lien Credit Agreement, the following terms of the First Lien Credit Agreement were amended:

(1) Revolving Credit Commitment. The revolving credit commitment was reduced from $13,000, to $8,000. As of December 22, 2009, the Company had borrowed the entire $8,000 and no remaining credit was available under the First Lien Credit Agreement.

(2) Interest Rates. The applicable margin is currently 6% with respect to base rate loans and 7% with respect to Eurodollar rate loans. Previously, the applicable margin varied between 3.25% and 4.0% with respect to base rate loans and between 4.25% and 5% with respect to Eurodollar rate loans, depending on the level of the consolidated senior leverage ratio. In addition, the definition of base rate was amended such that the base rate is equal to the highest of the prime rate, 0.5% above the Federal funds rate, the one-month Eurodollar rate plus 1%, and 4% per annum. The Eurodollar base rate was also amended to provide for a 3% floor.

(3) Financial Covenants. The financial covenants were revised and now include a maximum consolidated leverage ratio, a limit on capital expenditures, a maximum consolidated senior leverage ratio, and a minimum consolidated fixed charge coverage ratio. The minimum revolver availability plus cash and unrestricted cash equivalents covenant was eliminated. Certain related definitions were revised or added and the covenant levels were adjusted.

(4) Amortization of the Term Loans. The term loans amortize as follows: $100 per fiscal quarter through June 30, 2010 and $250 per fiscal quarter thereafter. Previously, the term loans amortized at $100 per fiscal quarter. The term loans remain due and payable in full on the scheduled term loan maturity date (January 10, 2014).

(5) Mandatory Prepayment. The Fifth Amendment to First Lien Credit Agreement added specified circumstances whereby the Company is required to make a mandatory prepayment.

(6) Reporting Requirements; Event of Default. The Fifth Amendment to First Lien Credit Agreement added additional reporting obligations by the Company and an additional event of default.

The Company and its subsidiaries entered into the Fifth Amendment, Consent and Waiver to the Second Lien Credit Agreement (the “Fifth Amendment to Second Lien Credit Agreement”), on December 22, 2009, among the Company, as borrower, the other loan parties thereto, the Second Lien Lenders, and the Second Lien Agent. The Fifth Amendment to Second Lien Credit Agreement became effective as of December 21, 2009 (except for a certain provision dealing with interest rates, which became effective as of September 30, 2009). Pursuant to the Fifth Amendment to Second Lien Credit Agreement, the Second Lien Agent and the Second Lien Lenders agreed to waive, subject to conditions, certain existing events of default under the Second Lien Credit Agreement and consented to a proposed amendment to the Company’s certificate of incorporation to increase the authorized shares of common stock and preferred stock. Pursuant to the Fifth Amendment to Second Lien Credit Agreement, the following terms of the Second Lien Credit Agreement were amended:

(1) PIK Interest Period. The paid-in-kind (“PIK”) interest period is now July 1, 2009 through December 31, 2010. Previously, it was July 1, 2009 through June 30, 2010.

(2) Applicable Margin. The applicable margin is (a) 13.5% for the period July 1, 2009 through December 20, 2009, (b) 14.0% for the period December 21, 2009 through December 31, 2010, and (c) 11.0% otherwise. Previously, the applicable margin was 13.5% through June 30, 2010 and 9% otherwise.

(3) Financial Covenants. The financial covenants were revised to correspond to the changes made to the financial covenants in the First Lien Credit Agreement, except that the Fifth Amendment to Second Lien Credit Agreement did not add a maximum consolidated senior leverage ratio covenant, and in certain circumstances they are less restrictive than those set forth in the First Lien Credit Agreement.

(4) Mandatory Prepayment. The Fifth Amendment to Second Lien Credit Agreement added similar mandatory prepayment sections as contained in the Fifth Amendment to First Lien Credit Agreement.

(5) Reporting Requirements/Events of Default. The Fifth Amendment to Second Lien Credit Agreement added similar reporting requirements and an additional Event of Default as contained in the Fifth Amendment to First Lien Credit Agreement.

(6) Anniversary Fee. The Fifth Amendment to Second Lien Credit Agreement provides for the payment of a 0.75% anniversary fee due on June 30, 2011, based on the outstanding principal balance of the loans (including accrued and unpaid PIK interest thereon, if any) on such date.

ASLS Litigation

On December 29, 2009, the Company entered into a settlement agreement and mutual release with ASLS that resolved the claims to the parties’ satisfaction. Pursuant to the settlement agreement, the Company agreed to pay ASLS a total of $625, of which $250 was paid on January 4, 2010 and the remainder is to be paid in five monthly payments of $75, commencing on February 1, 2010. In addition, the Company agreed to pay ASLS up to a maximum of $175 upon the occurrence of certain specified events. The Action was dismissed with prejudice on January 6, 2010.

Series B Preferred Stock Financing

At a meeting of the Board of Directors of the Company held on November 3, 2009, the Board of Directors appointed a special committee of directors to explore financing alternatives for the Company. The special committee consisted of Dan Luis and Christopher Gibbons and was tasked with considering various financing possibilities including, without limitation, the possibility of obtaining additional financing from certain of the Company’s existing stockholders.

On December 14, 2009, the Company entered into a Series B Preferred Stock Purchase Agreement (the “Purchase Agreement”), with CCP A, L.P., a current stockholder of the Company (“Purchaser”), pursuant to which the Company agreed to sell and issue to the Purchaser, in reliance on Section 4(2) of the Securities Act of 1933, as amended, up to an aggregate of 3,333,333 in shares of the Company’s Series B Preferred Stock, $0.01 par value (the “Preferred Shares”), in two tranches (the “Private Placement”) for aggregate consideration of up to $5.0 million. The initial closing of the Private Placement occurred on December 14, 2009, at which time the Company issued and sold an aggregate of 1,333,333 Preferred Shares and warrants to purchase 26,666,660 shares of the Company’s common stock for aggregate consideration of $2.0 million. The second closing under the Purchase Agreement occurred on December 22, 2009, at which the Company issued an additional 2,000,000 Preferred Shares and warrants to purchase 40,000,000 shares of the Company’s common stock for consideration of $3.0 million. The warrants are not exercisable before the Company amends its Fourth Amended and Restated Certificate of Incorporation to increase its number of authorized shares of common stock by an amount sufficient to permit exercise of the warrants.

On December 14, 2009, in connection with the first closing of the Private Placement, the Company filed a Certificate of Designations, Preferences and Rights of Series B Preferred Stock with the Secretary of State of the state of Delaware for the purpose of fixing the designations, preferences, limitations and relative rights of the Preferred Shares. The Preferred Shares are senior to the Company’s common stock but junior to the Company’s outstanding Series A Preferred Stock with respect to liquidation preference and dividends and have certain series voting rights. The liquidation preference for the Preferred Shares is equal to the original issue price per share of $1.50 per share (as adjusted for stock splits, declared but unpaid dividends and the like) plus accrued but unpaid dividends. The Preferred Shares accrue dividends at a rate equal to 12% per annum. In addition, at any time after January 10, 2016, holders of a majority of the Preferred Shares may demand redemption of, or the Company may at its option redeem, all Preferred Shares for an amount equal to the full liquidation preference of such shares.

Each Preferred Share is initially convertible, at any time, into ten shares of the Company’s common stock, subject to certain adjustments. The total number of shares of common stock initially issuable upon conversion of the Preferred Shares is 33,333,330 excluding the warrants, which represents, on a pro-forma basis, approximately 21.1% of the Company’s issued and outstanding securities (calculated on a fully-diluted basis) and approximately 37.5% of the outstanding voting power of the Company as of December 14, 2009. Warrants issued with private placement are exercisable into 66,666,660 shares of Common Stock.

The Preferred Shares will automatically convert to common stock with the consent of a majority of the outstanding Preferred Shares or if, at any time after completion of an underwritten public offering of the Corporation’s Common Stock yielding proceeds of at least $50,000 before deducting underwriters’ commissions and discounts and offering expenses, the average closing price of the Company’s common stock price is $15.00 per share or more (as adjusted for stock splits, combinations, recapitalizations and the like) over a 90-day trading period.

In the event that the Company issues additional shares at or below the then-applicable conversion price for the Preferred Shares (initially, $0.15 per share), the conversion price of the Preferred Shares shall be adjusted to a price equal to the per share consideration received by the Company in such issuance. These anti-dilution provisions are subject to typical carve-outs, including carve-outs for issuances to employees pursuant to plans approved by the Board of Directors of the Company and issuances to vendors and banks in bona fide transactions, the primary purpose of which is not the raising of capital.

As required by the terms of the Purchase Agreement, the Company has agreed to issue to the Purchaser warrants to purchase two shares of common stock of the Company for each share of common stock into which a Preferred Share is initially convertible. The exercise price per share of the warrant is the as-converted-to-common-stock equivalent purchase price per share of the Preferred Shares, or $0.15. The warrants are exercisable for seven years from the date of issuance, subject to the Company increasing its authorized number of shares of common stock and contain similar price-based anti-dilution provisions as the Preferred Shares. As a result of the foregoing, the Company issued to the Purchaser warrants to purchase 66,666,660 shares of common stock at an exercise price equal to $0.15 per share. The warrants represent, on a pro-forma basis, approximately 42.2% of all of the Company’s issued and outstanding securities (calculated on a fully-diluted basis) as of December 14, 2009.

Voluntary delisting from NASDAQ

On November 4, 2009, the Company provided notice to The NASDAQ Stock Market that the Company has determined to voluntarily delist its common stock from The NASDAQ Capital Market. The Company’s delisting was effective on November 27, 2009.

Departures of Directors and Officers

Mr. Dominic Gomez’s employment with the Company as President terminated on November 6, 2009. Mr. Gomez’s separation from the Company was not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Until the Company appoints a successor to Mr. Gomez’s position, John Ferron will be responsible for the duties of President. The Company entered into a Separation Agreement and General Release, effective as of December 18, 2009, with Mr. Gomez. Pursuant to the Separation Agreement and General Release, the Company agreed to pay Mr. Gomez a lump sum payment in an amount equal to one (1) month of his annual salary, minus standard withholdings. In exchange, Mr. Gomez released the Company from any and all claims, known and unknown, which he has or might otherwise have had against the Company arising anytime prior to December 11, 2009.

Effective December 2, 2009, William M. McDonagh resigned as a member of the Board of Directors of the Company. Up until the time of his resignation, Mr. McDonagh served as the Chairman of the Audit Committee and as a member of the Compensation Committee of the Board of Directors. Mr. McDonagh resigned for personal reasons and not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Reductions in Work Force

As a result of declines in revenue and cash flows and a shortfall to its operating plan, primarily associated with NECA withholding of payments, limited success of the Company’s endpoint device strategy, cost and expenses related to the government investigations and the September 18, 2009 Order from the Consumer and Governmental Affairs Bureau of the FCC disallowing reimbursement for Video Relay Service workplace conference calls, the Company determined it necessary to engage in certain cost cutting efforts.

On October 28, 2009, the Company initiated a reduction in work force which affected approximately 25 employees, or approximately 3% of the Company’s workforce. In addition to the workforce reduction, the Company closed certain of its facilities in an effort to more efficiently utilize capacity. The Company incurred material charges in the fourth quarter of 2009 in connection with such reduction in work force and facility closures. The Company is unable to estimate the amount of such charges at this time because, among other things, the Company is currently in negotiations regarding the costs associated with the actions.

Additionally, on December 23, 2009, the Company presented its 2010 operating plan to Clearlake Capital, which represents the majority board seats and controlling interest of the Company. The plan included the closure of four additional call centers and associated of reduction in force, which is expected to affect up to approximately 90 employees, or approximately 9% of the Company’s workforce. The senior operations team was informed of such actions on or before December 31, 2009. These actions will all be completed no later than March 31, 2010. The Company incurred material charges in the fourth quarter of 2009 in connection with such reduction in work force and facility closures. The Company is unable to estimate the amount of such charges at this time as it is currently in the process of negotiating some of these costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Purple Communications, Inc., a Delaware corporation, formerly known as GoAmerica, Inc., is a leading provider of video relay and text relay services and professional interpreting, offering a wide array of options designed to meet the varied communication needs of its customers. Our vision is to enable free-flowing communication between people, inclusive of differences in abilities, languages, or locations. For more information on our services, visit www.purple.us or contact Purple Communications directly by voice at (888) 600-4780, by Internet relay by visiting www.i711.com or www.ip-relay.com, or by video phone by connecting to hovrs.tv.

We were originally incorporated in 1999. On January 10, 2008, we acquired certain assets of the TRS division of MCI Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions, and Hands On Video Relay Services, Inc. (“HOVRS”), a California-based provider of video relay and interpreting services. On July 1, 2008, we acquired Sign Language Associates, Inc. (“SLA”), a DC-based provider of community interpreting services, and Visual Language Interpreting, Inc. (“VLI”), a Virginia-based provider of community interpreting services. On February 12, 2009, we changed our name to Purple Communications, Inc.

We currently generate all of our revenue from relay and interpreting services. This revenue is made up of video relay, IP relay, traditional tele-relay and speech-to-speech service and community interpreting. Relay services, which generate a majority of our revenue, allow hearing and speech impaired individuals the ability to engage in telecommunications in a manner that is functionally equivalent to the ability of an individual that is not hearing or speech impaired. A relay service call may be initiated by either a person with a hearing or speech disability, or a person without any such disability. When a person with a hearing or speech disability initiates such a call, the person uses a telephone-typewriter or an Internet-based device such as a computer or a wireless device that has text or video capabilities to contact a relay center, and gives a communications assistant the telephone number of the party he or she wishes to call. The communications assistant in turn places an outbound traditional voice call to that person. The communications assistant then serves as a link for the call, voicing to the called party the text or interpreted American Sign Language (“ASL”) message that the communications assistant received from the initiating party, and vice versa.

As of September 30, 2009, we had 93% of our accounts receivable with the National Exchange Carriers Association (“NECA”). For the three and nine months ended September 30, 2009, we generated 88% and 83%, respectively, of our total revenue with NECA compared with 86% and 93%, respectively, for the three and nine months ended September 30, 2008.

The federal TRS fund is administered by NECA, a non-profit organization created in 1984 by telecommunications companies to administer the fees that long distance companies pay to access local telephone networks. NECA was appointed as the fund administrator for telecommunications relay services, or TRS, by the FCC in 1993 and continues to the present.

The federal TRS fund has experienced significant growth, from $90 million for the 2002-2003 funding period to $805.5 million for the 2008-2009 funding period (with $660 million of that amount, or nearly 80%, to be used to fund video relay services, or VRS, alone). The growth in fund size is attributable in large part to FCC decisions recognizing new forms of relay service, such as IP relay and VRS, and to increased consumer demand for these services.

In recent periods, the FCC and Department of Justice have engaged in industry investigations to investigate allegations of fraud and misuse of VRS. Additionally, NECA has withheld various payments from the TRS fund to relay providers. With the dramatic increase in TRS growth over recent years there may be regulatory or governmental pressure to prohibit or limit such use and limit certain reimbursement of various costs and minutes generated from the use of TRS. As a result of the government investigations and withholding of payments, we believe many smaller TRS providers have experienced declines in their revenue and cash flows and in certain cases have engaged in cost reduction activities, such as reductions in forces and facility closings. In addition, industry uncertainty relating to what TRS use is reimbursable, including use of TRS in the workplace, TRS in conjunction with multi-party calling, and use of TRS in connection with non-hearing participants (including without limitation pre-recorded messages or automated recordings) and other categories, may continue to result in uncertainties relating to TRS providers business practices and operating results.

The relay services market is highly competitive, and consists of certain well-funded competitors such as AT&T Inc., Sprint Nextel Corp. and Sorenson Communications, Inc. Each of these companies offers relay services similar to the services we offer, and they may deploy similar enhancements and marketing tactics to attract the attention of prospective users. Sorenson currently is the largest provider of VRS in the United States, with a market share estimated of at least 75% of the VRS market. In the VRS market, Sorenson engages in significant marketing and outreach activities, enjoys significantly greater financial resources and name recognition than the other smaller competitors, and it maintains a dominant control over the end-point consumer devices in the VRS market. Other, smaller and less-well funded VRS providers must engage in effective marketing and outreach efforts in order to effectively compete with the dominant and currently entrenched providers.

Costs of relay and interpreting service consist of compensation and related costs, along with telecom, rent, endpoint hardware and other related costs.

Sales and marketing expenses consist primarily of compensation and related costs for marketing personnel, advertising and promotions, travel and entertainment and other related costs. Sales and marketing expenses increased during 2009 as compared to 2008 due to endpoint deploy costs, bad debt charges related to NECA withheld billings and expenses related to multi-party workplace conference calls held by our marketing outreach team (“Workplace Conference Calls”), the members of which are predominately deaf.

General and administrative expenses consist primarily of compensation and related costs for general corporate and business development, along with rent and other related costs. General and administrative expenses decreased as we completed the integration efforts related to the acquisitions offset by legal and compliance charges related to the Department of Justice, Securities and Exchange and Federal Communications Commission matters.

Research and development expenses consist primarily of compensation and related costs and professional service fees.

Depreciation and amortization expenses consist primarily of depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases. Amortization of other intangibles relates to the amortization of identified intangible assets resulting from the 2008 acquisitions. As a result of impairment testing as of September 30, 2009, goodwill and select intangible assets were impaired.

Net interest expense consists primarily of interest incurred on debt and is partially offset by interest earned on cash and cash equivalents.

Results of Operations

The following table sets forth, for the three and nine months ended September 30, 2009 and 2008, the percentage relationship to net revenues of certain items included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Revenues:
Relay and interpreting services	$28,550	100.0	$35,668	99.8	$95,654	100.0	$94,633	99.1
Other	—	—	67	0.2	—	—	$814	0.9

Total Revenues	28,550	100.0	35,735	100.0	95,654	100.0	95,447	100.0
Costs and expenses:
Cost of relay and interpreting services	17,691	62.0	19,968	55.9	56,680	59.3	52,842	55.4
Cost of other	—	—	65	0.2	—	—	959	1.0
Sales and marketing	7,292	25.5	2,990	8.4	13,506	14.1	8,702	9.1
General and administrative	8,167	28.6	8,721	24.4	21,453	22.4	20,693	21.7
Research and development	1,034	3.6	1,068	3.0	3,673	3.8	2,479	2.6
Depreciation and amortization	906	3.2	284	0.8	2,656	2.8	714	0.7
Amortization of intangible assets	1,745	6.1	1,811	5.1	5,242	5.5	4,841	5.1
Asset impairment—goodwill	70,295	246.2	—	—	70,295	73.5	—	—
Asset impairment—intangible assets	23,222	81.3	—	—	23,222	24.3	—	—

Total costs and expenses	130,352	456.6	34,907	97.7	196,727	205.7	91,230	95.6

Income (loss) from operations	(101,802)	(356.6)	828	2.3	(101,073)	(105.7)	4,217	4.4
Other income (expense):
Other expense	(8)	(0.0)	(130)	(0.4)	5	0.0	111	0.1
Interest income (expense), net	(1,409)	(4.9)	(1,819)	(5.1)	(4,318)	(4.5)	(5,092)	(5.3)

Total other income (expense)	(1,417)	(5.0)	(1,949)	(5.5)	(4,313)	(4.5)	(4,981)	(5.2)

Income (loss) before income taxes	(103,219)	(361.5)	(1,121)	(3.1)	(105,386)	(110.2)	(764)	(0.8)
Income tax provision	(1,241)	(4.3)	202	0.6	(701)	(0.7)	202	0.2

Net income (loss)	(101,978)	(357.2)	(1,323)	(3.7)	(104,685)	(109.4)	(966)	(1.0)
Preferred dividends	908	3.2	840	2.4	2,641	2.8	2,367	2.5

Net loss applicable to common stockholders	($102,886)	(360.4)	($2,163)	(6.1)	($107,326)	(112.2)	($3,333)	(3.5)

The following table sets forth the period-over-period percentage increases or decreases of certain items included in our unaudited consolidated statements of operations (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	Change				Change
	2009	2008	$	%	2009	2008	$	%
Revenues:
Relay and interpreting services	$28,550	$35,668	$7,118	(20.0)	$95,654	$94,633	$1,021	1.1
Other	—	67	(67)	(100.0)	—	814	(814)	(100.0)

Total Revenues	28,550	35,735	(7,185)	(20.1)	95,654	95,447	207	0.2
Costs and expenses:
Cost of relay and interpreting services	17,691	19,968	(2,277)	(11.4)	56,680	52,842	3,838	7.3
Cost of other	—	65	(65)	(100.0)	—	959	(959)	(100.0)
Sales and marketing	7,292	2,990	4,302	143.9	13,506	8,702	4,804	55.2
General and administrative	8,167	8,721	(554)	(6.4)	21,453	20,693	760	3.7
Research and development	1,034	1,068	(34)	(3.2)	3,673	2,479	1,194	48.2
Depreciation and amortization	906	284	622	219.0	2,656	714	1,942	272.0
Amortization of intangible assets	1,745	1,811	(66)	(3.6)	5,242	4,841	401	8.3
Asset impairment—goodwill	70,295	—	70,295	—	70,295	—	70,295	—
Asset impairment—intangible assets	23,222	—	23,222	—	23,222	—	23,222	—

Total costs and expenses	130,352	34,907	95,445	273.4	196,727	91,230	105,497	115.6

Income (loss) from operations	(101,802)	828	(102,630)	(12,394.9)	(101,073)	4,217	(105,290)	(2,496.8)
Other income (expense):
Other expense	(8)	(130)	122	(93.8)	5	111	(106)	(95.5)
Interest income (expense), net	(1,409)	(1,819)	410	(22.5)	(4,318)	(5,092)	774	(15.2)

Total other income (expense)	(1,417)	(1,949)	532	(27.3)	(4,313)	(4,981)	668	(13.4)

Income (loss) before income taxes	(103,219)	(1,121)	(102,098)	9,107.8	(105,386)	(764)	(104,622)	13,694.0
Income tax provision	(1,241)	202	(1,443)	—	(701)	202	(903)	—

Net income (loss)	(101,978)	(1,323)	(100,655)	7,608.1	(104,685)	(966)	(103,719)	10,737.0
Preferred dividends	908	840	68	8.1	2,641	2,367	274	11.6

Net loss applicable to common stockholders	($102,886)	($2,163)	($100,723)	4,656.6	($107,326)	($3,333)	($103,993)	3,120.1

Three months ended September 30, 2009 Compared to Three months ended September 30, 2008

(in thousands)

Relay and Interpreting services revenue. Relay and interpreting services revenue decreased 20.0%, to $28,550 for the three months ended September 30, 2009 from $35,668 for the three months ended September 30, 2008. The decrease was primarily due to the Order issued by the Consumer and Governmental Affairs Bureau of the Federal Communications Commission on September 18, 2009, which stated, among other things, that internal multi-party conference relay calls that do not include a hearing individual are not compensable. As a result of the Order, we have temporarily suspended recognizing revenue concerning Workplace Conference Calls, whether or not a hearing party participated until we receive further clarity from the FCC or other authoritative governmental agency in regards to this matter. In addition, we have implemented measures to reduce the number of minutes being used for our internal multi-party conference relay calls and to carefully track such calls to determine whether the calls include both hearing and hearing-impaired individuals. We expect the relay and interpreting revenue to continue to decline, when compared to prior periods, until the above mentioned matter is resolved.

Cost of relay and interpreting services revenue. Cost of relay and interpreting services revenue decreased 11.4%, to $17,691 for the three months ended September 30, 2009 from $19,968 for the three months ended September 30, 2008. This decrease was due to the reduction in our relay services revenue, the reclassification of cost to sales and marketing expense for servicing Workplace Conference Calls, offset slightly by increased amortization associated with our company-owned endpoints and the net expense of endpoints sold to customers. The reduction in cost of sales is not in proportion to the loss of revenue, due to fixed costs associated with calls centers and work force, resulting in a lower profitability than compared to last year. We expect the cost of relay and interpreting services to decline, when compared to prior periods, as a result of the anticipated decrease in internal multi-party conference relay calls and reduction in net endpoint expense as we plan to eliminate the cost associated with our endpoints sold to customers at prices below cost.

Sales and marketing. Sales and marketing expenses increased 143.9% to $7,292 for the three months ended September 30, 2009 from $2,990 for the three months ended September 30, 2008. The increase relates to the reclassification of approximately $2,156 of costs from operations into sales and marketing for servicing Workplace Conference Calls . In addition we incurred a total of $1,999 of bad debt expense related to change in estimate for potential credit losses based on current trends, of which a significant majority relates to NECA withholdings of payments which we believe are associated with the ongoing industry investigations. We expect sales and marketing expenses to decline as we reduced the number of internal multi-party conference calls , do not anticipate any material future bad debt charges and have taken other cost reductions measures including a reduction in work force.

General and administrative. General and administrative expenses decreased 6.4% to $8,167 for the three months ended September 30, 2009 from $8,721 for the three months ended September 30, 2008. The decrease was primarily due to the cost reductions from the integration activities completed in early 2009 associated with the 2008 acquisitions and reduced stock based compensation offset slightly by higher professional services expenses incurred due to various regulatory and legal matters. We expect general and administrative expenses to decline as we continue to focus on cost containment measures and is working diligently to bring the various regulatory and legal matters to resolution.

Research and development. Research and development expense decreased 3.2% to $1,034 for the three months ended September 30, 2009 from $1,068 for the three months ended September 30, 2008. This decrease was primarily due to the cost savings achieved by the conversion of consultants and temporary employees to a full time status. We expect current research and development spending to remain relatively constant as we continue to invest in the development and maintenance of our relay technologies.

Impairment charge. We incurred a $93,517 impairment charge related to goodwill and select intangible assets for the three months ended September 30, 2009. During the third quarter of 2009, there were certain events and changes in circumstances which indicated the carrying value goodwill and intangibles may not be recoverable, including without limitation, the withholding and delay of various payments by NECA, the low rate of adoption by deaf and hard of hearing consumers of our end-point devices, and a decrease in Relay Service revenue as a result of the Order issued by the Consumer and Governmental Affairs Bureau of the Federal Communications Commission and our temporary suspension of revenue recognition associated with certain calls.

Interest income (expense), net. We incurred net interest expense of $1,409 for the three months ended September 30, 2009 compared to net interest expense of $1,819 for the three months ended September 30, 2008. The decrease in interest expense was driven by a lower LIBOR variable rate.

Nine months ended September 30, 2009 Compared to Nine months ended September 30, 2008

(in thousands)

Relay and Interpreting services revenue. Relay and interpreting services revenue increased 1.1% to $95,654 for the nine months ended September 30, 2009 from $94,633 for the nine months ended September 30, 2008. The increase was due to our July 1, 2008 acquisitions of Sign Language Associates, Inc. and Visual Language Interpreting, Inc., offset by the Order issued by the Consumer and Governmental Affairs Bureau of the Federal Communications Commission on September 18, 2009, which stated, among other things, that internal multi-party conference relay calls that do not include a hearing individual are not compensable. As a result of the Order, we have temporarily suspended recognizing revenue concerning multi-party workplace conference calls held by our marketing outreach department, whether or not a hearing party participated until we receive further clarity from the FCC or other authoritative governmental agency in regards to this matter. In addition, we have implemented measures to reduce the number of minutes being used for our internal multi-party conference relay calls and to carefully track such calls to determine whether the calls include both hearing and hearing-impaired individuals. We expect the relay and interpreting revenue to decline, when compared to prior periods, until the above mentioned matter is resolved.

Cost of relay and interpreting services revenue. Cost of relay and interpreting services revenue increased 7.3%, to $56,680 for the nine months ended September 30, 2009 from $52,842 for the nine months ended September 30, 2008. This increase was due to amortization associated with Company owned endpoints, net expense of endpoints sold to customers, and a shift in our mix of revenue towards higher cost VRS and community interpreting services resulting from our July 1, 2008 acquisitions of Sign Language Associates, Inc. and Visual Language Interpreting, Inc., offset by a decrease in costs associated with internal multi-party conference relay calls, which decrease commenced in the third quarter of 2009, commensurate with our suspension of revenue recognition for multi-party workplace conference calls held by the marketing outreach department. The third quarter reduction in cost of sales is not in proportion to the loss of revenue due to fixed costs associated with call centers and workforce, resulting in a lower profitability than compared to last year. We expect the cost of relay and interpreting services to decline, when compared to prior periods, as a result of the anticipated decrease in internal multi-party conference relay calls and reduction in net endpoint expense as we plan to eliminate the cost associated with our sponsored subsidy.

Sales and marketing. Sales and marketing expenses increased 55.2% to $13,506 for the nine months ended September 30, 2009 from $8,702 for the nine months ended September 30, 2008. The increase relates to the reclassification of approximately $2,156 of costs from operations into sales and marketing for servicing Workplace Conference Calls . In addition we incurred a total of $1,999 of bad debt expense related to change in estimate for potential credit losses based on current trends, of which a significant majority relates to NECA withholdings of payments which we believe are associated with the ongoing industry investigations. We expect sales and marketing expenses to decline as we reduced the number of internal multi-party conference calls , do not anticipate any material future bad debt charges and have taken other cost reductions measures including a reduction in work force.

General and administrative. General and administrative expenses increased 3.7% to $21,453 for the nine months ended September 30, 2009 from $20,693 for the nine months ended September 30, 2008. The increase was primarily due to higher professional services expenses incurred compared to the previous year due to various regulatory and legal matters offset slightly by the cost reductions associated with the integration activities associated with the 2008 acquisitions and reduced stock based compensation. We expect general and administrative expenses to decline as we continue to focus on cost containment measures and is working diligently to bring the various regulatory and legal matters to resolution.

Research and development. Research and development expense increased 48.2% to $3,673 for the nine months ended September 30, 2009 from $2,479 for the nine months ended September 30, 2008. This increase was primarily due to increased salaries and benefits for incremental personnel performing development activities. We expect current research and development spending to remain relatively constant as we continue to invest in the development and maintenance of our relay technologies.

Impairment charge. We incurred a $93,517 impairment charge related to goodwill and select intangible assets for the nine months ended September 30, 2009. During the third quarter of 2009, there were certain events and changes in circumstances which indicated the carrying value goodwill and intangibles may not be recoverable, including without limitation, the withholding and delay of various payments by NECA, the low rate of adoption by deaf and hard of hearing consumers of our end-point devices, and a decrease in Relay Service revenue as a result of the Order issued by the Consumer and Governmental Affairs Bureau of the Federal Communications Commission and our temporary suspension of revenue recognition associated with certain calls.

Interest income (expense), net. We incurred net interest expense of $4,318 for the nine months ended September 30, 2009 compared to net interest expense of $5,092 for the nine months ended September 30, 2008. The decrease in interest expense was driven by a lower LIBOR variable rate.

Liquidity and Capital Resources

(in thousands except shares)

We have incurred significant operating losses since its inception and, as of September 30, 2009, has an accumulated deficit of $394,520. During the nine months ended September 30, 2009, we recorded a net loss of $104,685 and used $6,964 of cash in operating activities. As of September 30, 2009, we had $4,989 in cash and cash equivalents. As of September 30, 2009, we were not in compliance with respect to certain covenants under the First Lien Credit Agreement and the Second Lien Credit Agreement; however, the lenders agreed to forbear from exercising their rights and remedies in respect of such covenant breaches and, on December 22, 2009, agreed to waive such breaches and amend the terms of the First Lien Credit Agreement and Second Lien Credit Agreement. In December 2009, we raised a total of $5,000 from the sale of Series B Preferred Stock and warrants to purchase shares of common stock. Notwithstanding the equity financing in December 2009, our cash outlook for the next twelve months and ability to continue to meet its financial covenants is highly dependent on our ability to raise additional capital through equity or debt financings or to significantly reduce expenses through workforce reductions, or a combination of such activities. If we are unable to meet our financial covenants resulting in the borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we are currently subject to governmental investigations by the Federal Communications Commission, the Department of Justice and the Securities and Exchange Commission. We are unable to predict the outcome of these investigations. Further, we have suspended billing NECA for certain Workplace Conference Calls that will have the effect of reducing our revenue, as described above. These circumstances raise substantial doubt about our ability to continue as a going concern and there can be no assurance that we will be able to successfully raise capital, reduce expenses, satisfactorily resolve its governmental investigations or be compensated for Workplace Conference Calls, in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

In connection with our expense reduction efforts, on October 28, 2009, we initiated a reduction in work force which affected approximately 25 employees, or approximately 3% of our workforce. In addition to the workforce reduction, we closed certain of our facilities in an effort to more efficiently utilize capacity. Additionally, on December 23, 2009, we presented our 2010 operating plan to Clearlake Capital, which represents a majority of our board seats and holds a controlling interest in the company. The plan included the closure of four additional call centers and associated of reduction in force, which is expected to affect up to approximately 90 employees, or approximately 9% of our workforce. These actions will all be completed no later than March 31, 2010. We incurred charges in the fourth quarter of 2009 in connection with such reductions in work force and facilities closures. We are unable to estimate the total amount of such charges at this time as we are currently in the process of negotiating some of these costs.

On January 10, 2008, we acquired certain assets of the TRS division of Verizon, a leading provider of relay services transactions for $46,000 in cash and HOVRS, Inc., a California-based provider of video relay and interpreting services, for $35,000 in cash, approximately 6,700,000 shares of common stock and assumption of 276,246 stock options. These acquisitions were financed through a $40,000 First Lien Credit Agreement, a $30,000 Second Lien Credit Agreement and $38,500 of equity financing from the sale of 7,446,809 shares of Series A preferred stock at a price of $5.17 per share. Interest on the loans under the First Lien Credit Agreement was at variable rates which were linked to LIBOR plus the applicable margin, or at a “base rate” of the higher of the U.S. prime rate quoted by The Wall Street Journal and the Federal Funds Rate plus 0.5% per annum, plus the applicable margin. The applicable margin ranged from 4.25% to 5.00% for LIBOR based loans and 3.25% to 4.00% for base rate based loans, depending upon our debt leverage ratio. The maturity date of the First Lien Credit Agreement term loan is January 10, 2014, and the maturity date for revolving loans made from time to time is January 10, 2013. Interest on the loan under the Second Lien Credit Agreement accrued at LIBOR plus 9% per annum. The maturity date of the Second Lien Credit Agreement term loan is January 10, 2015.

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

Pursuant to the Fifth Amendment to First Lien Credit Agreement, the revolving credit commitment was reduced from $13,000 to $8,000. As of the date of such amendment, we had borrowed the entire $8,000 and no remaining credit was available under the First Lien Credit Agreement. The applicable margin to calculate the interest rate under the First Lien Credit Agreement was amended from between 3.25% and 4.0% with respect to base rate loans and between 4.25% and 5% with respect to Eurodollar rate loans to 6% with respect to base rate loans and 7% with respect to Eurodollar rate loans, depending on the level of the consolidated senior leverage ratio. In addition, the definition of base rate was amended such that the base rate is equal to the highest of the prime rate, 0.5% above the Federal funds rate, the one-month Eurodollar rate plus 1%, and 4% per annum. The Eurodollar base rate was also amended to provide for a 3% floor. The financial covenants were also revised and now include a maximum consolidated leverage ratio, a limit on capital expenditures, a maximum consolidated senior leverage ratio, and a minimum consolidated fixed charge coverage ratio. The term loans are now amortized as follows: $100 per fiscal quarter through June 30, 2010 and $250 per fiscal quarter thereafter. Previously, the term loans were amortized at $100 per fiscal quarter. The term loans remain due and payable in full on the scheduled term loan maturity date, January 10, 2014.

Pursuant to the Fifth Amendment to Second Lien Credit Agreement, the paid-in-kind (“PIK”) interest period was extended from July 1, 2009 through June 30, 2010 previously, to July 1, 2009 through December 31, 2010. The applicable margin under the amended Second Lien Credit Agreement was amended to (a) 13.5% for the period July 1, 2009 through December 20, 2009, (b) 14.0% for the period December 21, 2009 through December 31, 2010, and (c) 11.0% otherwise. Previously, the applicable margin was 13.5% through June 30, 2010 and 9% otherwise. The maturity date under the Second Lien Credit Agreement term loan remains at January 10, 2015.

On December 14, 2009, we entered into a Series B Preferred Stock Purchase Agreement, with CCP A, L.P., a current stockholder of the Company, pursuant to which we agreed to sell and issue to the purchaser, in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended, up to an aggregate of 3,333,333 in shares of our Series B Preferred Stock, $0.01 par value, in two tranches for aggregate consideration of up to $5,000. The initial closing occurred on December 14, 2009, at which time we issued and sold an aggregate of 1,333,333 shares of Series B Preferred Stock and warrants to purchase 26,666,660 shares of our common stock for aggregate consideration of $2.0 million. The second closing occurred on December 22, 2009, at which we issued an additional 2,000,000 shares of Series B Preferred Stock and warrants to purchase 40,000,000 shares of our common stock for consideration of $3,000.

Net cash used by operating activities for the nine month period ended September 30, 2009 was $6,964 principally resulting from our loss from operations and changes in our operating assets and liabilities.

Net cash used by investing activities for the nine month period ended September 30, 2009 equaled $5,792 which included the purchase of equipment and leasehold improvements.

Net cash provided by financing activities for the nine month period ended September 30, 2009 was $4,499 resulting primarily from borrowings from the revolving credit facility offset by the voluntary principal prepayment of debt of $3,000.

As of September 30, 2009, future minimum payments for non-cancelable capital and operating leases having terms in excess of one year amounted to $14,248 of which $3,410 is payable within the twelve month period ending September 30, 2009.

The following table summarizes our contractual obligations at September 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than 1
(In thousands)	Total	Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations:
Capital Lease obligations	$288	$167	$121	$0	$0
Operating lease obligations	13,960	3,243	8,175	2,497	45
Loan payable	66,300	400	1,200	34,700	30,000

Total contractual cash obligations	$80,548	$3,810	$9,496	$37,197	$30,045

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions made by management are based upon available current information, historical experience and other factors that are believed to be reasonable under the circumstances. The estimates and assumptions made by management involve risks and uncertainties which could cause reported amounts to differ materially from actual future results. If management’s estimates and assumptions are inaccurate, our reported amounts and disclosures of contingent assets and liabilities could be materially and adversely affected.

Revenue Recognition-Relay and Interpreting Services

We earn revenue for the provision of relay services which allow hearing and speech impaired individuals the ability to engage in telecommunications in a manner that is functionally equivalent to the ability of an individual that is not hearing or speech impaired. A relay service call may be initiated by either a person with a hearing or speech disability, or a person without any such disability. When a person with a hearing or speech disability initiates such a call, the person uses a telephone-typewriter or an Internet-based device such as a computer or a wireless device that has text or video capabilities to contact a relay center, and gives a communications assistant the telephone number of the party he or she wishes to call. The communications assistant in turn places an outbound traditional voice call to that person. The communications assistant then serves as a link for the call, voicing to the called party the text or interpreted American Sign Language (“ASL”) message that the communications assistant received from the initiating party, and vice versa.

We also earn revenue from the provision of on-site interpreting. On-site interpreting services involves the provision of professional interpreting services by a qualified interpreter in person, and is usually done in a dialogue-like interaction. It enables communication between deaf and hard of hearing persons with hearing providers during interactions in group environments or in one on-one meetings.

In accordance with FASB guidance for revenue recognition, we concluded it is appropriate to recognize revenue from relay services and on-site interpreting after the services are rendered because all of the criteria set forth in the guidance as conditions to realizing revenue are satisfied when the services are completed. The guidance criteria are summarized as being: persuasive evidence of an arrangement exists, the service has been delivered, the rates are fixed or determinable and collectability is reasonably assured. Applying these criteria for revenue recognition, revenue is typically recognized when the services are rendered; a further explanation of the satisfaction of the guidance criteria follows:

Persuasive evidence of an arrangement exists.

Relay Services - We are a certified Video Relay Service (“VRS”) and Internet Protocol Text Relay (“IP Relay”) services (collectively such services are referred to as “TRS”) provider for Federal and State Telecommunications Relay Services Funds (“TRS Funds”). As a certified TRS provider, we are entitled to reimbursement by Federal and State TRS Funds pursuant to applicable federal and state regulations when TRS is provided. Although several petitions have been filed with the Federal Communication Commission (“FCC”) by TRS providers, consumer advocacy groups and other industry participants requesting further clarification or rulemaking regarding the compensability of various types of TRS user activity (ie. including without limitation, calls to podcasts, calls to voicemail or message machines, multi-party conference calls, calls by deaf employees in the workplace, etc.), we believe that the filing of such petitions alone should have no impact on our revenue recognition policies. In certain circumstances, the FCC may issue rules, declaration or orders, however, that may impact our future revenue recognition policies. Further discussion of our revenue recognition policy with respect to internal multi-party conference calls is included in the Section entitled “Recognition of Revenue from TRS for internal multi-party calls not involving a hearing person.”

On-site Interpreting - we are not reimbursed for providing on-site interpreting services from either the federal or state Governments. we are paid by the entities or consumers that retain the our on-site interpreting services. Customers execute a formal rate contract or purchase order form for each job agreeing to the rate and terms of the engagement.

Delivery has occurred or services have been rendered.

Relay Services - We earn revenue from providing relay services which allow hearing and speech impaired individuals the ability to engage in telecommunications in a manner that is functionally equivalent to the ability of an individual that is not hearing or speech impaired. The only requirement to entitle reimbursement as described above is the conduct of a call during which the Company’s TRS services are utilized. The TRS services are fully rendered when the call is concluded. There are no subsequent events that must occur or additional actions to be taken in order to qualify for reimbursement, other than invoicing the TRS Funds in accordance with the TRS Funds’ billing and disbursement schedule.

On-site Interpreting – On-site interpreting services are considered rendered when the service as agreed to under the contract are concluded.

The seller’s price to the buyer is fixed or determinable.

Relay Services - The reimbursement rates for relay services are set by the FCC and State TRS funds and are fixed and determinable based on a three-year reimbursement rate schedule that will continue through June 30, 2010.

On-site Interpreting - Prices for on-site interpreting are established and agreed to in the customer’s contract or purchase order form, typically on an hourly basis with reimbursement for transportation and other expenses incurred by the on-site interpreter relating to the provision of services.

Collectability is reasonable assured.

Relay Services - The TRS Funds have a fixed billing and disbursement schedule and have invoiced the TRS Funds for relay services and been paid in accordance with this schedule since our inception. We maintain an estimate of reserves for potential credit losses based on historical collection experience and current trends in the length of time the receivables are past due.

On-site Interpreting - On-site interpreting customers execute a formal rate contract or purchase order form for each job agreeing to the pay rate and terms of the engagement. We maintain an estimate of reserves for potential credit losses based on historical collection experience and current trends in the length of time the receivables are past due.

Recognition of Revenue from TRS for Internal Multi-party Calls not involving a hearing person.

Following a comment by a FCC staffer at a public draft related event on August 3, 2009 which may or may not represent the view of the FCC, we submitted to the FCC a petition for rulemaking seeking to clarify, among other things, rules governing the reimbursement of minutes from the TRS Fund for multi-party calls between deaf and hard-of-hearing individuals and persons who may or may not have such disabilities. On September 18, 2009, the Consumer and Governmental Affairs Bureau of the FCC issued an Order dismissing our petition with respect to our request concerning multi-party calls and stated that calls not involving a hearing individual are not compensable. The September 18, 2009 Order did not, among other things, discuss the issue of “functional equivalence” in its findings, which we have interpreted to be a mandate of the Americans with Disabilities Act.

We believe that the dismissal of our petition by the Consumer and Governmental Affairs Bureau (“CGB”) of the FCC was inappropriate and have filed for reconsideration in an application for review, and, if necessary, to judicially or administratively appeal the Order in the appropriate venue. The TRS Fund is administered by NECA. In the event the FCC decides not to reconsider our petition for rulemaking or otherwise decides not to permit reimbursement for multi-party calls that do not include a hearing person, and our efforts to appeal the Order are unsuccessful, we will no longer be reimbursed by NECA for such calls. The inability to collect reimbursement for such multi-party calls would reduce our revenue and cash flow and we believe it would likely have a material adverse effect on our business and results of operations.

In response to the Order, we have implemented new measures, commencing in October 2009, concerning our Workplace Conference Calls. We believe that a significant portion of our Workplace Conference Calls did not involve a hearing participant. We will follow the new measures until such time as there is either a ruling from the FCC on the petition or the regulatory authorities provide sufficient guidance. We believe that a significant portion of our Workplace Conference Calls did not involve a hearing participant. These measures include (i) reduction of the number of minutes being used for the Workplace Conference Calls; (ii) detailed tracking of individuals involved in Workplace Conference Calls to determine whether the calls include both hearing and hearing-impaired individuals; and (iii) withholding submissions for reimbursement for Workplace Conference Calls. We are also in the process of implementing other measures to ensure that the Company does not bill NECA for conference calls not involving a hearing participant. Commencing July 1, 2009, we have temporarily suspended recognizing revenue for Workplace Conference Calls, whether or not a hearing party participated, pending reconsideration by the FCC of its application for review of the Order and issuance of rules governing the reimbursement of minutes from the TRS Fund for multiparty calls between deaf and hard-of-hearing individuals and persons who may or may not have such disabilities. We continue to reserve our rights to submit for reimbursement for Workplace Conference Calls pending favorable resolution to this matter.

Prior to the September 18, 2009 Order, we believed that multi-party conference calls including conference calls with or without hearing participants were compensable. we believe that even if a multi-party conference call did not include a hearing individual it is providing the ability for more than two hearing impaired or speech impaired individuals to engage in telecommunications in a manner that is functionally equivalent to the ability of individuals that are not hearing or speech impaired. Our position is based upon our interpretation of Section 225 of the Communications Act of 1934 and the general mandates of the Americans with Disabilities Act. We believe its interpretation of these Acts is supported by orders issued by the FCC and by analogy to other TRS services not involving hearing persons that have been permitted by the FCC. Our interpretation is further supported by its knowledge and belief of industry practices and standards. Although we temporarily discontinued recognizing revenue for Workplace Conference Calls beginning July 1, 2009, at this time we believe the revenue recognized prior to July 1, 2009 was appropriate.

Allowance for Doubtful Accounts Policy

We maintain an estimate of reserves for potential credit losses based on historical collection experience and current trends in the length of time the receivables are past due. We are currently reserving for NECA VRS reimbursement short pays as we continue to work through the ongoing government investigations.

Endpoint Device Accounting

Endpoint devices primarily consist of Mobile Video Phones and Netbook computers and are treated under two different accounting policies. First, endpoint devices that are provided to end users at no charge are capitalized as an owned asset and amortized over the asset’s expected useful life. The amortization expense is included in costs of relay and interpreting services. Secondly, devices that are purchased by the end user are sold at a price which is less than our cost. The cost of the device less the amount paid by the end user is charged to cost of services.

Recoverability of Intangible and Other Long Lived Assets

In accordance with FASB guidance, we review the carrying value of goodwill and intangible assets with indefinite lives annually or in certain circumstances as required.

The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. We determine the fair values calculated in an impairment test using cash flow models involving assumptions that are based upon what we believe a hypothetical marketplace participant would use in estimating fair value on the measurement date. The key assumptions, which take into account current economic market and industry conditions and events as discussed in the Overview section, relate to margins, growth rates, capital expenditures, terminal values and weighted-average cost of capital rates. In developing these assumptions, we compare the resulting estimated enterprise value derived by the aggregate fair values of its reporting unit to its market enterprise value plus an estimated control premium.

The impairment test for trademarks involves comparing the fair value to its carrying amount. We derive fair value based on the relief from royalty method using assumptions about revenue growth rates, royalty rates, the appropriate discount rates relative to risk and estimates of terminal values.

If changes in growth rates, estimated cash flows, economic conditions, discount rates or estimates of terminal values were to occur, the value of the our goodwill or trademarks may become impaired.

In accordance with FASB guidance with respect to accounting for the impairment or disposal of long-lived assets, long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets that are to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in our business strategies. An impairment loss is recognized when the estimated discounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) or appraisal value of the assets are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB guidance with respect to Share-Based Payment . Under the guidance stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model requires various judgmental assumptions including expected volatility, forfeiture rates, and expected option life. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future.

Recent Accounting Pronouncements

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance with respect to business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of the guidance did not have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued guidance with respect to non-controlling interests in consolidated financial statements. The guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The guidance applies to fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of the guidance did not have a material effect on our financial condition or results of operations.

In March 2008, the FASB issued guidance with respect to disclosures about derivative instruments and hedging activities and accounting for derivative instruments and hedging activities, to amend and expand the disclosure requirements of previous guidance to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under the guidance and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The guidance is effective on January 1, 2009. Management has evaluated the effect of the guidance with respect to its sole interest rate cap agreement. Due to the insignificant value of the instrument, the guidance did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued guidance with respect to recognition and presentation of other-than-temporary impairments which provides operational guidance for determining other-than-temporary impairments for debt securities. We adopted the guidance effective April 1, 2009. The adoption of guidance did not have material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance with respect to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept, and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The guidance is applied prospectively to all fair value measurements where appropriate. We adopted the provisions of this guidance effective April 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance with respect to disclosures about fair value of financial instruments. This guidance extends to interim periods and requires certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued guidance with respect to determination of the useful life of intangible Assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial positions, results of operations and cash flows.

In May 2009, the FASB issued guidance with respect to Subsequent Events which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, the guidance requires disclosure of the date through which subsequent events were evaluated. The guidance is effective for interim and annual periods after June 15, 2009. we adopted the guidance for the quarter ended September 30, 2009, and have evaluated subsequent events through February 16, 2010.

In June 2009, the FASB issued guidance with respect to the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. This guidance does not change GAAP but reorganizes the literature. This guidance is effective for interim and annual periods ending after September 15, 2009.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other debt obligations approximate their fair values due to the short maturity of these items. Unless otherwise noted it is management’s opinion that the Company is not exposed to significant interest rate, currency or credit risks arising from its financial instruments. The recorded value of long-term debt and obligations under capital leases approximates the fair value of the debt as the terms and rates approximate market rates. The Company currently holds an interest rate cap agreement which is insignificant to these financial statements.

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are forward-looking statements that reflect management’s current outlook and are based upon current assumptions. Such forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue” or similar terms, variations of such terms or the negative of those terms that convey uncertainty of future events or outcomes. Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, among others: (i) our ability to integrate our acquisitions into our existing businesses and operations; (ii) our ability to respond to the rapid technological change of the telecommunications relay service (known as “TRS”) and/or wireless data industries and offer new or enhanced services; (iii) our dependence on wireline and wireless carrier networks and technology platforms supporting our relay services; (iv) our ability to respond to increased competition in the TRS and/or wireless data industries; (v) our dependence on a single-source supplier for our mobile video phone; (vi) our ability to generate revenue growth; (vii) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (viii) unanticipated expenses or liabilities or other adverse events affecting our cash flow; (ix) limitations on our ability to borrow funds and satisfy the covenants and payment obligations under our credit arrangements or obtain new credit arrangements or other financing, if necessary; (x) uncertainty regarding the success of the launch of our new mobile video phone and notebook products; (xi) unanticipated decreases in reimbursement rates through the federal TRS fund; (xii) uncertainties associated with changing governmental regulations and difficulties inherent in predicting the outcome of regulatory processes; (xiii) our ability to attract and retain interpreters and other key personnel; (xiv) the ability to obtain reimbursement from NECA for costs or other fees generated from the use of VRS calls, including, without limitation, internal multi-party conference calls; (xv) our ability to continue to recognize revenue from all relay calls upon completion of the calls, (xvi) uncertainties associated with our pending formal FCC and SEC investigations and grand jury investigation; (xvii) our ability to redeem outstanding shares of preferred stock if the holders of such stock require us to redeem the shares on the respective redemption dates; (xviii) failure to maintain effective internal control over financial reporting; (xix) the concentration of beneficial ownership of our common stock by a few holders; (xx) the lack of liquidity in our common stock, which is not listed for trading on any stock exchange and is currently traded through the OTC pink sheets; and (xxi) such other risks and uncertainties as discussed elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for fiscal year 2008. As a result of these and other factors, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(in thousands)

Our cash and cash equivalents are not subject to significant interest rate risk due to the short term maturities of these investments. As of September 30, 2009 the carrying value of our cash and cash equivalents approximates fair value.

We had $66,300 of variable interest rate debt outstanding at September 30, 2009. The variable interest rates we pay on this debt may expose us to market risk due to changes in interest rates. As of September 30, 2009, the First Lien Credit Agreement with Churchill Financial, LLC and Ableco Finance LLC, bore variable interest rates linked to LIBOR or at a base rate of the higher of the U.S. prime rate and the Federal Funds Rate plus 0.5% per annum, plus an applicable margin ranging from 3.25% – 5.00%. As of September 30, 2009, the Second Lien Credit Agreement with Clearlake Capital Group, L.P., bore variable interest at LIBOR plus 9% per annum. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $663 based on the debt as of September 30, 2009. To mitigate the risk, the Company currently holds an interest rate cap agreement with Bank of America, N.A. with a notional amount of $35,000 which calls for a rate cap of 5.5%.

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

Among the material weaknesses previously reported, the acquired companies did not maintain effective controls over certain financial statement account reconciliations. Specifically, account reconciliations involving significant general ledger accounts were not designed for proper preparation and timely review and reconciling items were not timely resolved and adjusted. This control deficiency may result in audit adjustments to the aforementioned accounts and disclosures in our consolidated financial statements as of and for the year ended December 31, 2009. Remediation of these weaknesses has not yet been fully completed and, therefore, these material weaknesses continued to exist as of September 30, 2009.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Employee and Related Matters

On December 8, 2009, Mr. Routhier and Caymus Investment Group, LLC, filed a complaint for breach of contract, negligent misrepresentation, breach of fiduciary duty, fraud and negligence against HOVRS, JMP Securities, LLC, Orrick, Herrington & Sutcliffe, LLP, Jeannie Shin and Does 1-10 in the California Superior Court for the County of San Francisco, HOVRS was named as a nominal defendant, and Mr. Routhier has represented to us that an amended complaint will be filed which does not name HOVRS as a defendant. In addition, JMP Securities has written to us to request that we agree to indemnify JMP Securities in connection with JMP’s Securities defense of Mr. Routhier’s claims against JMP Securities, citing the terms of the July 27, 2007 Agreement between JMP and HOVRS. We have not responded to JMP Securities’ request, and given the infancy of the dispute, we can make no determination as to whether it will result in any adverse effect.

On November 22, 2009, we received correspondence from counsel for former employee James Metzger (“Metzger”) directing the preservation of evidence and enclosing a proposed complaint for wrongful discharge. On November 23, 2009, we received a settlement demand from Metzger’s attorney, and when we declined to respond, Metzger served us with a complaint on December 16, 2010. On January 13, 2010, Metzger served us with a first amended complaint, which seeks damages in connection with causes of action for both statutory wrongful discharge pursuant to California Labor Code Section 1102.5 and wrongful discharge in violation of public policy. We have prepared and intend to file a demurrer challenging both of Metzger’s wrongful discharge claims.

ASLS

On March 10, 2009, we filed a complaint in Sacramento County Superior Court against American Sign Language Services Corporation, or ASLS, and other defendants alleging breach of contract and various tort claims in connection with the defendants’ operation of two video relay service call centers with us in 2008 and the defendants’ subsequent opening and operation of a competing call center. The complaint sought compensatory and punitive damages in an amount to be determined at trial and injunctions prohibiting disclosure of our trade secrets. The defendants subsequently removed the case to the United States District Court for the Eastern District of California (the “Action”). On or about April 20, 2009, the defendants answered our complaint, and ASLS filed a counterclaim alleging breach of contract and various tort claims. ASLS sought compensatory and exemplary damages, an order enjoining us from opening certain call centers and disgorgement of profits. In December 2009, the parties entered into a settlement agreement and mutual release that resolved the claims to the parties’ satisfaction. Pursuant to the settlement agreement, we agreed to pay ASLS a total of $625, of which $250 was paid on January 4, 2010 and the remainder is to be paid in five monthly payments of $75, commencing on February 1, 2010. In addition, we agreed to pay ASLS up to a maximum of $175 upon the occurrence of certain specified events. The Action was dismissed with prejudice on or about January 6, 2010.

Governmental Investigations

In August 2007, January 2008 and most recently in April 2009, we received subpoenas from the Federal Communications Commission (the “FCC”) relating to a number of areas. The 2007 subpoena focused on documents concerning the legal structure of HOVRS, its eligibility to receive payments from the TRS Fund and the HOVRS programs designed to attract new customers. The 2008 subpoena requested documents concerning certain marking programs, including gift cards and educational programs, contractual arrangements and cost submissions. The 2009 subpoena covered a broad array of topics, including matters such as marketing efforts, third party marketing programs, international calls, conference calls and surveys. We have also received numerous letters of inquiry from the FCC concerning similar subject matters. We understand that these investigations are intended to obtain information about our practices, and include, without limitation, investigation of compliance with, and possible violations of, the Communications Act of 1934 rules promulgated by the FCC. We have responded to the various requests made by the FCC and we are fully cooperating with the FCC in this matter. While preliminary, the settlement discussions have focused on certain company practices, including: internal VRS conference calls, particularly multi-party internal calls that did not include a hearing participant, international calls and third-party contractual relationships. We can provide no assurances that future settlement discussions will be limited to these areas or even continue to focus on these practices. We are unable to predict the outcome of these investigations, which could result in the imposition of fines, the imposition of restrictions on its ability to participate in the NECA reimbursements program, the creation of compliance programs established by the FCC and/or some other result. Such fines or restrictions could result in a material adverse effect on our financial condition, results of operation and cash flows.

On June 25, 2009, we received a subpoena for documents from the grand jury for the United States District Court for the District of Columbia. We believe that other companies within our TRS industry are subject to similar investigations. We are in the process of providing documents in response to the subpoena. The Company understands that these investigations are intended to investigate, among other things, billing practices as they relate to the TRS fund. We are unable to predict the outcome of this investigation, but we are fully cooperating with the government in this matter.

On June 26, 2009, we received subpoenas from the Securities and Exchange Commission (the “SEC”) for documents and testimony pursuant to a formal order of investigation into the Company. We are in the process of providing documents to the SEC and our Chief Executive Officer and Chief Financial Officer have provided testimony. The Company understands that these investigations are intended to investigate, among other things, billing practices as they relate to the TRS fund. We are unable to predict the outcome of this investigation, but we are fully cooperating with the SEC.

As part of our settlement discussions with the FCC, we intend to seek resolution of all matters concerning all governmental investigations, including the Department of Justice and the SEC.

Other FCC Matters

We sought review from the U.S. Court of Appeals for the Tenth Circuit of two FCC rulings issued in 2007 and 2008 that purported to impose certain limitations on TRS providers’ ability to communicate with their customers and to market their services generally. We challenged various restrictions on TRS providers that had been articulated by the FCC in its declaratory rulings concerning the use of revenues received from the TRS fund to lobby customers, the use of customer data and various marketing practices. On September 4, 2009, the court overturned the FCC’s position prohibiting the use of revenues received from the TRS fund to lobby customers and prohibiting TRS providers from using customer data collected in the course of handling TRS for lobbying or other purposes. The court did not overturn the FCC’s position prohibiting TRS providers from engaging in various marketing practices, however, we did not challenge this prohibition in its entirety.

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

We are reimbursed by the National Exchange Carriers Association (“NECA”) for certain costs, including costs related to the implementation of 10-digit numbers, and for each VRS conversation minute. The current regulatory climate indicates that the FCC may be experiencing pressure to prohibit or limit the reimbursement of various costs and minutes generated from the use by us of VRS in the workplace. Additionally, the DOJ recently indicted VRS providers and associated individuals alleging a scheme to generate fraudulent call minutes. In addition, the amount of money used to reimburse VRS providers has dramatically increased over recent years. On August 12, 2009, we submitted to the FCC a notice of petition for rule making that requests the FCC to confirm the legitimacy of reimbursement for minutes used by VRS providers in the workplace. In response, the Consumer and Governmental Affairs Bureau of the FCC issued an Order on September 18, 2009 indicating that multi-party conference calls not involving a hearing individual are not compensable. Prior to the Order, we believed that multi-party conference calls with or without a hearing individual were compensable based on our interpretation of Section 225 of the Communications Act of 1934 and the general mandates of the Americans with Disabilities Act. We continue to believe that our billing practices concerning multi-party conference calls are appropriate and have filed with the FCC for reconsideration of the Order in an application for review. The FCC’s response to our application for review is uncertain. Due to the Order, we temporarily have suspended recognizing revenue from Workplace Conference Calls, until we receive further clarity from the FCC concerning the eligibility of such calls. The FCC may also limit the our ability to be compensated for certain other categories of VRS calls which were previously submitted to and paid by NECA. If the FCC were to prohibit or limit NECA’s ability to reimburse VRS providers for such costs or minutes, which have been reimbursed in prior periods, it would cause our revenue and cash flow to decline, which could have a material adverse effect on our business and results of operations. In addition, if the FCC disagrees with our prior billing practices, the FCC could require us to refund amounts previously paid to us, which could result in a material charge in the period in which such reimbursement is required.

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

We face risk related to the pending formal SEC investigation, grand jury investigation and FCC investigation.

On June 25, 2009, we received a subpoena for documents from the grand jury for the United States District Court for the District of Columbia and on June 26, 2009, we received subpoenas from the Securities and Exchange Commission (the “Commission”) for documents and testimony pursuant to a formal order of investigation. We are in the process of providing documents in response to such subpoenas. In addition, our Chief Executive Officer and Chief Financial Officer have provided testimony to the SEC. We are also subject to subpoenas and an investigation by the FCC relating to the conduct of our marketing operations, compliance with certain rules, service and other matters. We are unable to predict the outcome of these investigations, but we are fully cooperating with the government in these matters. The SEC, grand jury and FCC investigations may result in a diversion of management’s attention and resources including the significant costs of document production and legal fees and may contribute to current and future stock price volatility. In addition, in the event we are required to pay any fees, penalties or sanctions associated with these investigations, it could have a material adverse effect on our results of operations and financial condition.

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

If we continue to operate unprofitably, if unanticipated contingencies arise or if new business opportunities are presented to us, it will be necessary for us to raise additional capital either through public or private equity or debt financing to primarily finance the execution of our anticipated strategic initiatives. If our plans or assumptions change or are inaccurate regarding new lines of business within our target market, timeliness and effectiveness of implementation of new services we expect to offer, and/or weakness or lack of appreciable growth in our core business, we may be required to seek additional capital. In particular, we will require substantial additional funds to continue our operations if pending governmental proceedings are not settled expeditiously and on favorable terms or pending or planned reimbursement requests to NECA are rejected.

To meet our additional capital needs, we may seek funds through additional rounds of financing, including private or public equity or debt offerings. We cannot say with any certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we issued preferred equity or debt securities, these securities could have rights superior to holders of our common stock or existing preferred stock, and could contain covenants that will restrict our operations. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of such indebtedness would have rights senior to the rights of equity holders and the terms of such indebtedness could impose restrictions on our operations. If adequate funds are not available in the near term, we could lose our key employees and might have to further delay, scale back or eliminate one or more of our research and development programs or planned capital expenditures, which would impair our future prospects. In addition, we may be unable to continue our business operations.

These circumstances raise substantial doubt about our ability to continue as a going concern and there can be no assurance that we will be able to successfully raise capital, reduce expenses, satisfactorily resolve our governmental investigations or be compensated for Workplace conference Calls.

We may not have access to sufficient liquidity in the event holders of our preferred stock elect to redeem their stock.

Holders of our Series A preferred stock may, at any time after January 10, 2013, elect to require us to redeem their Series A preferred stock. Holders of our Series B preferred stock may, at any time after January 10, 2016, elect to require us to redeem their Series B preferred stock. If such holders elect to force a redemption of their shares, we would be required to pay cash for such shares in an amount equal to the original issue price of such shares plus all accrued and unpaid dividends on such shares. We cannot be certain that we will be sufficiently liquid to satisfy our potential obligation to redeem our preferred stock. Even if we had sufficient cash to satisfy our redemption obligations, such a redemption could result in the depletion of our cash, which could reduce our ability to respond to changing economic and business conditions and our results of operations and financial condition could be negatively impacted.

The holders of our preferred stock are entitled to receive liquidation payments in preference to the holders of our common stock.

Upon a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of our outstanding preferred stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to shares of our common stock. The amount of this preferential liquidation payment per share of preferred stock is: (1) $5.17 per share of Series A preferred stock (as adjusted for stock splits, reverse stock splits, stock dividends and similar transactions with respect to the Series A preferred stock) plus accrued and unpaid dividends on such share of Series A preferred stock, and (2) $1.50 per share of Series B preferred stock (as adjusted for stock splits, reverse stock splits, stock dividends and similar transactions with respect to the Series B preferred stock) plus accrued and unpaid dividends on such share of Series B preferred stock. As of September 30, 2009, the aggregate liquidation preference of our outstanding preferred stock was $45,913. Because of the liquidation preference to which the holders of shares of the preferred stock are entitled, the amount available to be distributed to the holders of shares of our common stock upon a liquidation, dissolution or winding up of the affairs of the Company could be substantially limited or reduced.

Shares of our preferred stock are subject to anti-dilution rights that could increase the concentration of the ownership of our common stock.

                  Pursuant to our certificate of incorporation, our preferred stock has certain anti-dilution protections. Pursuant to these protections, the number of shares of common stock that the preferred stock may convert into will increase in the event that we issue stock at a price lower than the original issuance price (calculated on as-converted to common stock basis) of such preferred stock in certain circumstances. In particular, the conversion price of shares of our Series B preferred stock will be adjusted to a price equal to the per share consideration received if the consideration received is below the then applicable conversion price. If the number of shares of common stock into which our preferred stock may convert increases, the holders of the preferred stock will control an increased percentage of our voting stock and will be in an even greater position to control significant corporate actions.

Our common stock was recently delisted from The NASDAQ Capital Market, which could reduce the liquidity of our common stock, cause our stock price to decrease and adversely affect our ability to raise capital in the future.

Effective November 27, 2009, we voluntarily delisted our common stock from The NASDAQ Capital Market. Currently, quotations for sales of our common are published by the Pink OTC Markets, Inc., commonly referred to as the “pink sheets.” As a result of its delisting from NASDAQ, our common stock is subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock is determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. In the event that we decide to re-apply for listing our common stock on any exchange, there are several requirements that we must satisfy. We may not comply with all of these listing requirements, which would prevent the listing of our securities. The lack of a listing on an exchange adversely affects the liquidity and the price of our securities and could have a long-term adverse impact on our ability to raise future capital through a sale of shares of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A share repurchase program was approved by the Board of Directors in November 2008. A total of $1 million has been authorized for repurchase of common stock under this program. As of September 30, 2009, we had purchased a total of 18,719 shares at a value of $72,000 and $928,000 remained available for purchase under this program. The share repurchase program expired on December 31, 2009. No repurchases of common stock were made under the program during the quarter ending on September 30, 2009.

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

PURPLE COMMUNICATIONS, INC.

DATE: February 18, 2010	By:	/s/ Daniel R. Luis
Daniel R. Luis
Chief Executive Officer (Principal Executive Officer)

DATE: February 18, 2010	By:	/s/ John Ferron
John Ferron
Chief Financial and Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.(1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

(1)	Filed herewith.
(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.