Form 10-K
period 2009-12-31
Purple Communications, Inc.
filed 2010-06-24
CIK 1101268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission File Number 0-29359

PURPLE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3693371
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

595 Menlo Drive, Rocklin California	95765
(Address of principal executive offices)	(Zip code)

(888) 600-4780
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

    Common Stock, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes	No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                               Accelerated filer                               Non-accelerated filer

Smaller reporting company         X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant as of June 30, 2009 was $15,673,931.

As of June 9, 2010, 9,218,542 shares of the registrant’s common stock were outstanding.

INTRODUCTORY NOTE

Each reference in this Annual Report to “Purple”, the “Company” or “We”, or any variation thereof, is a reference to Purple Communications, Inc., formerly known as GoAmerica, Inc., and its subsidiaries, unless the context requires otherwise.

Many of Purple’s product/service names referred to herein are trademarks, service marks or tradenames of Purple. This Annual Report also includes references to trademarks and tradenames of other companies. The Purple, GoAmerica, HOVRS, and Wynd Communications names and logos and the names of proprietary products and services offered by us are trademarks, registered trademarks, service marks or registered service marks of Purple. “P3”, “P3 Your Way”, “i711” and the “i711” logo, and “ClickRelay” are registered trademarks, and “i711.com”, “i711 Wireless”, “i711 Call Me”, “One-Click Call Back”, “Relay and Beyond”, “Purple Mail”, “Purple Number”, and “Clear Mobile” are among the trademarks and/or service marks of Purple.

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that are based on our current expectations, estimates, forecasts and projections that involve risks and uncertainties. These statements include, in particular, statements about our plans, strategies and prospects. Such forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, “project”, “intend”, “plan”, “believe”, “seek”, “should”, “would”, “could”, “opportunity”, “potential” or similar terms, variations of such terms or the negative of those terms that convey uncertainty of future events or outcomes. The following factors concerning Purple Communications, among others, could cause our actual results to differ materially and adversely from those expressed in any forward-looking statements: (i) limitations imposed by the Federal Communications Commissions (“FCC”) or divisions thereof on the types of calls for which providers of telecommunications relay service (“TRS”) may be compensated (ii) our ability to satisfy claims for reimbursement made by the FCC and the amount of such claims (iii) our ability to integrate our acquisitions into our existing businesses and operations; (iiv) our ability to respond to the rapid technological change of the TRS industry and offer new or enhanced services; (vi) our dependence on wireline and wireless carrier networks and technology platforms supporting our relay services; (vi) our ability to respond to increased competition in the TRS industry; (vii) our dependence on a single-source supplier for our mobile video phone; (viii) our ability to generate revenue growth; iiix) our ability to increase or maintain gross margins, profitability, liquidity and capital resources; (x) unanticipated expenses or liabilities or other adverse events affecting our cash flow; (ixi) limitations on our ability to borrow funds and satisfy the covenants under our credit arrangements or obtain new credit arrangements or other financing, if necessary; (xii) uncertainty regarding the success of the launch of our new mobile video phone product; (xiii) unanticipated decreases in reimbursement rates through the federal TRS fund; (xiv) uncertainties associated with changing governmental regulations and difficulties inherent in predicting the outcome of regulatory processes; and (xv) our ability to attract and retain interpreters and other key personnel (xvi) our ability to continue to recognize revenue from all relay calls upon completion of the calls, (xvii) uncertainties associated with our pending formal FCC and SEC investigations and grand jury investigation; (xviii) our ability to redeem outstanding shares of preferred stock if the holders of such stock require us to redeem the shares on the respective redemption dates; (xix) failure to maintain effective internal control over financial reporting; (xx) the concentration of beneficial ownership of our common stock by a few holders; (xxi) the lack of liquidity in our common stock, which is not listed for trading on any stock exchange and is currently traded through the OTC pink sheets; and (xxii) our ability to raise capital as a company that has deregistered under the Securities and Exchange Act of 1934 and is no longer required, or intending, to file periodic reports with the SEC. Such risks and others are more fully described in the Risk Factors set forth in Item 1A of this Annual Report. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business of the Company.

General

Purple Communications, Inc., a Delaware corporation, formerly known as GoAmerica, Inc. (“Purple” or the “Company”), is a leading provider of video relay and text relay services and professional interpreting, offering a wide array of options designed to meet the varied communication needs of its customers. The Company’s vision is to enable free-flowing communication between people, inclusive of differences in abilities, languages, or locations. For more information on the Company or its services, visit www.purple.us or contact Purple Communications directly by voice at 800-900-9478, by Internet relay by visiting www.i711.com or www.ip-relay.com, or by video phone by connecting to purple.tv.

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

Internet-Based Relay Service

Internet-based forms of relay service have developed over the last decade and include the following types of service:

Internet Protocol Text Relay (IP text relay)—IP text relay is a text-based form of relay service that uses the Internet, rather than traditional telephone lines, for the leg of the call between the person with a hearing or speech disability and the communications assistant. In all other respects, IP relay calls are handled in the same manner as text-to-voice traditional relay service calls. The user utilizes a computer or other web-enabled device to communicate with the communications assistant rather than a text-telephone device. The current three-year reimbursement rate of $1.2801 per minute for IP text relay will continue (as adjusted) through the 2009-2010 reimbursement year. NECA has recommended a one-year reimbursement rate of $1.2985 per minute for the 2010-2011 reimbursement year. The new rate is expected to be announced prior to July 1, 2010, at which time the new rate will be implemented.

Video Relay Service (VRS)—Video relay service is an Internet-based form of relay service that enables persons whose primary language is American Sign Language (“ASL”) to communicate with a communications assistant in ASL using video conferencing equipment. The user accesses the communications assistant over an Internet-based device such as a webcam or videophone. The communications assistant receives the ASL communication, and then voices that communication to the hearing party, and vice versa. Video relay service allows conversations to flow in near real-time and in a faster and more natural manner than text-based relay service. Video relay service currently represents both the most widely used and the fastest growing form of relay service. The current VRS reimbursement rate is tiered according to VRS call volumes (measured by monthly minutes of use), at the following rates: (1) for the first 50,000 monthly minutes, $6.7025 per minute; (2) for monthly minutes between 50,001 and 500,000, $6.4352 per minute; and (3) for monthly minutes above 500,000, $6.2372 per minute. These rates will expire prior to July 1, 2010, at which time new rates will be implemented. Currently the FCC is evaluating the rates to be implemented. The FCC has stated that it intends to maintain the three-tier rate structure, however it has also stated that it is considering a one year interim rate while a more thorough long-term rate is reviewed, the rates for the one year are still under consideration however NECA has recommended various alternative calculations for determining an interim VRS rate for the 2010-2011 fund year. In one of its proposals, on which the Commission particularly seeks comments, the one year reimbursement rate structure would be (1) for the first 50,000 monthly minutes, $5.7754 per minute; (2) for monthly minutes between 50,001 and 500,000, $6.0318 per minute; and (3) for monthly minutes above 500,000, $3.8963 per minute. A summary of the rate setting process is described in the “Funding Mechanisms” section below.

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

In addition to the Company, the following service providers currently receive reimbursement payments from the federal TRS fund:

•	American Network

•	AT&T

•	Captel, Inc.

•	Communications Access Center for the Deaf and Hard-of-Hearing (VRS only)

•	Hamilton Telecommunications

•	Healinc Telecom LLC

•	Hawk Relay, LLC

•	Nordia

•	Snap Telecommunications, Inc.

•	Sorenson Communications

•	Sprint

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

In November 2007, the FCC released an order that substantially modified the cost recovery mechanism for all forms of state-to-state relay service in the following ways:

Traditional relay, speech-to-speech service, and Caption Telephone Service. Reimbursement rates for these services are now calculated according to a Multi-state Average Rate Structure (MARS) plan, which uses a weighted average of competitively bid reimbursement rates for various types of in-state relay service. Each January, NECA will require each state relay administrator and each provider of the relevant state-to-state relay services to submit certain data related to provision and compensation of those services. NECA then computes the weighted average reimbursement rate based on the data provided and submits it to the FCC, which makes a final determination regarding the reimbursement rate by June 30 of that year. The following rates apply for the remainder of the 2009-2010 reimbursement year: (1) for traditional relay service, $1.8311 per minute; (2) for speech-to-speech service, $2.9621 per minute; and (3) for caption telephone service (both traditional and IP), $1.6778 per minute. NECA has recommended that the following rates be applied for the 2010-2011 reimbursement year: (1) for traditional relay service, $2.0256 per minute; (2) for speech-to-speech service, $3.1566 per minute; and (3) for caption telephone service (both traditional and IP), $1.6951 per minute.

IP Relay. Reimbursement rates for IP relay are now established for three-year periods under a “price cap” plan. The FCC establishes a base reimbursement rate for the period, and that reimbursement rate is adjusted for each year of that period based on (1) an established inflation factor (the Gross Domestic Product—Price Index); (2) exogenous costs (costs beyond the control of relay providers that are not reflected in the inflation adjustment); and (3) an “efficiency factor” (an annual rate reduction of 0.5%). The current three-year reimbursement rate of $1.2801 per minute for IP Text Relay will continue (as adjusted) through the 2009-2010 reimbursement year. NECA has recommended a one-year reimbursement rate of $1.2985 per minute for the 2010-2011 reimbursement year.

VRS. Reimbursement rates for VRS continue to be based on providers’ projected costs and minutes of use, but the rates are now established for three-year periods, subject to an annual rate reduction of 0.5%. However, the FCC no longer uses a single weighted average reimbursement rate for all VRS providers. Instead, it has adopted a tiered reimbursement structure for VRS based on call volumes (measured by minutes of use), with the following current rates: (1) for the first 50,000 monthly minutes, $6.7025 per minute; (2) for monthly minutes between 50,001 and 500,000, $6.4352 per minute; and (3) for monthly minutes above 500,000, $6.2372 per minute. These current three-year reimbursement rates will continue (as adjusted) through the 2009-2010 reimbursement year. The FCC has stated that it intends to maintain the three-tier rate structure, however it has also stated that it is considering a one year interim rate while a more thorough long-term rate is reviewed. The rates for the one year interim are still under consideration, however, NECA has recommended various alternative calculations for determining an interim VRS rate for the 2010-2011 Fund year. In one of its proposals, on which the FCC sought comments, NECA recommended a one year reimbursement rate structure of (1) for the first 50,000 monthly minutes, $5.775 per minute; (2) for monthly minutes between 50,000 and 500,000, $6.0318 per minute; and (3) for monthly minutes above 500,000, $3.8963 per minute.

Background on Professional or “on-site” Interpreting Services

On-site interpreting services, also referred to as ‘professional’ ‘community’ or ‘institutional’ interpreting services, involve the provision of these professional interpreting services by a qualified interpreter in person, and are usually done in a dialogue-like interaction. It enables communication between deaf or hard of hearing persons and hearing providers during interactions in group environments or in one-on-one meetings. Examples include in-person interpreting at schools, universities, hospitals, public events, theaters, and in connection with public services such as: healthcare, government agencies, community centers, legal settings, educational institutions, and social services.

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

Video Remote Interpreting

Like video relay service, video remote interpreting (also referred to as “VRI”) uses video or web cameras and telephone lines to provide sign language interpreting services, for deaf, hard-of-hearing or speech-impaired individuals, through an offsite interpreter, in order to enable communication with hearing persons. Unlike video relay service, where the hearing and signing parties are required to be located in different places in order to be reimbursable under the TRS Funds, the hearing and signing parties of VRI are both at the same location, accessing the interpreter by video.

VRI is a growing field. One popular application is in the hospital emergency room where it is essential that deaf patients and caregivers communicate readily with medical personnel, but it may take time for a live interpreter to arrive onsite. Hospitals with VRI capability can connect with a remote interpreter quickly and conduct triage and intake surveys with the deaf patient or caregiver without significant delay. Also, employees who work in office settings are increasingly converting to VRI services to accommodate brief interactions or regular meetings which would be difficult to schedule with an onsite interpreter. Schools and business located in areas not adequately served by existing community interpreters can also benefit from increased access to professional interpreters and save the expense of vendor travel reimbursements.

Typically, VRI is paid by the entities or consumers that retain their services, and most often the services are provided to public or private health care providers, educational institutions, federal or local government agencies, and businesses. Rates for VRI services are typically set on an hourly basis with reimbursement for equipment and other expenses incurred relating to the provision of services.

Our Business

Integrated Products and Services Offered

As a result of the Company’s 2008 acquisitions of Verizon’s TRS division, HOVRS, SLA and VLI, we currently provide three core services to the deaf, hard of hearing and speech-impaired people:

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

•

Community Interpreting Services and VRI —Certified sign language interpreters provide interpreting services in situations where relay services may not be available or ideal, such as a doctor appointment or in-person business meeting, and VRI where relay services may not be available (because the deaf and hearing parties are at the same location) and when timing or other demands more readily available video interpreting in lieu of on-site interpreting.

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

Other popular methods include using AOL Instant Messenger (AIM) application as well as custom software clients downloaded onto the most popular web enabled cell phones, such as T-Mobile’s SideKick, Apple’s I-Phone and the RIM BlackBerry devices. We offer all of our IP text relay service with the spoken language of English as well as Spanish.

In 2009 we also upgraded the IP text relay services with the ability to provide our customers with a unique local phone number which allows hearing friends and family to call customers directly through our service.

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

Video Relay Services

As a result of our mergers, we had three separate brands and network platforms for our video relay services and during the year we consolidated them down to two brands (Hands On VRS and i711VRS) as well as migrated toward a single video relay service platform. We now maintain and operate fifteen different VRS call centers across the country.

We offer a number of ways for customers to access our VRS services which are represented in the table below

VRS Core Services	Description

Video Phone	Purple deployed and installed a mobile video phones

Netbook with P3	Purple distributed a netbook personal computer with the Purple P3 VRS software preinstalled for ease of use by users

i711.com Web client	PC web based application enabling high quality video relay calls

P3 Software	PC application to initiate and receive point to point (“P2P”) and VRS calls through other providers’ (competitor’s) video phones or through a consumer’s personal computer

Purple VRS IM	A simple way to initiate VRS calls via iChat (Mac) or AIM 5.5 or better (PC).

Spanish Language to ASL	The ability to interpret between ASL and spoken Spanish

VRS Ancillary Services

Voice to Video (V2V)	Ability to receive calls from a hearing person to VRS user through real local phone numbers known as our Purple Local Numbers

Video Mail	Ability to record an ASL video message (aka voicemail)

VPChat	Allows customers to text-chat with the VI over a VP session

Business VRS Web Button	Web button to initiate a VRS call from an ASL user to a business

We have continued to invest in the development of new and enhanced services for our customers which include the development of P3 VRS software and a suite of services that enhance our customers’ experiences. Our new products are designed to improve not only the quality of our customers’ experience but also greatly improve the convenience of making VRS calls.

Community Interpreting and VRI Services

Purple is also a provider of community interpreter and VRI services. The Company’s capacity to provide community services increased significantly with the acquisitions of SLA and VLI in July 2008, and now the Company is one of the larger providers of community interpreting services in the country. Typically, the Company’s customers contact the Company to schedule an interpreter and then it assigns a qualified interpreter to meet the customer’s specific needs, providing either in-person interpreters or VRI services, depending on the needs of the customer. As a result of our large network of interpreters located around the country, and our technical expertise in providing video interpreting services, Purple is able to provide nationwide, 24-hour a day, sign language interpreting services.

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

Competition

The relay services market consists of well-funded competitors such as AT&T Inc., Sprint Nextel Corp., Hamilton Telecommunications and Sorenson Communications, Inc. Each of these companies offers relay services similar to the services the Company offers, and they may deploy similar enhancements and marketing tactics to attract the attention of prospective users. Sorenson currently is the largest provider of VRS in the United States, with a market share estimated at between 75 and 80% of the VRS market, and Sorenson enjoys the benefit of being in the VRS industry for over 7 years and having the most extensively used VRS consumer devices comprising approximately 80-90% of the currently functional home-use VRS devices.

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

For our video relay services, we handle call center operations internally and with a limited number of independent interpreting agencies who supply qualified interpreters to assist with call handling functions. In the case of VRS call centers, we identify potential locations for the center, complete the build out and then recruit, staff, and manage the on-going operations of each center. We currently operate fifteen centers all of which are staffed and operated by Purple.

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

For product fulfillment, we maintain an inventory of video camera equipment and netbook computers which we buy from third-party manufacturers and resellers.

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

Government Regulation

See “Background on Telecommunications Relay Services” for a description of how our business is regulated. Since June 2006, we have been certified by the FCC to offer IP- and video-based forms of relay service and receive reimbursement directly from the federal TRS Fund. Consistent with this certification, to remain compliant we must adhere to certain technical, operational and performance standards described above. In 2009 we were certified by the FCC to offer caption telephone services (“CTS”) and receive reimbursement from the federal TRS Fund, although we currently are not offering CTS.

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

Employees

As of June 1, 2010, the Company had a total of 428 full-time or full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

All periodic and current reports, registration statements, and other filings that we are required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 101 F Street NE., Washington, DC 20549, or through our internet website at http://www.purple.us. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Information on the operation of the SEC’s public reference room is available by calling the SEC at 1-800-SEC-0300. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Purple Communications, Inc., 595 Menlo Drive, Rocklin, CA 95765.

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

Risks Particular To Purple Communications

A Declaratory Ruling issued by the Consumer and Governmental Affairs Bureau of the FCC has limited the types of calls for which providers of VRS calls may be reimbursed which will significantly reduce our revenue.

On February 25, 2010, the Consumer and Governmental Affairs Bureau of the FCC (the “CGB”) issued a Declaratory Ruling (the “Ruling”) which stated that VRS calls made by or to a VRS provider’s employee, or the employee of a VRS provider’s subcontractor, are not eligible for compensation from the TRS Fund on a per-minute basis. Instead, the CGB stated that TRS providers are indirectly compensated for such calls by including the costs of such calls in business expenses reported to the FCC, which the FCC then uses to calculate rates for qualified TRS minutes. The Ruling also stated that the use of VRS to connect two hearing users or to connect two users who are both outside the United States does not qualify as TRS, and, therefore, are not compensable by the TRS Fund. We have long believed that certain VRS calls made by or to employees, or employees of our subcontractors, should be compensable based upon our interpretation of the Americans with Disabilities Act and the rules and guidance issued by the FCC. Nonetheless, in response to the FCC’s Ruling, we have restated our financial results for the annual period ended December, 31, 2008 to exclude $10,724,000 of revenue attributable to minutes that are not compensable under the Ruling. Our results of operations for the annual period ended December 31, 2009 also exclude revenue attributable to such minutes. Revenue for future periods will not include revenue attributable to minutes that are not compensable pursuant to the Ruling, which will decrease the amount of revenue that we would otherwise have expected to recognize based upon our understanding of compensable minutes under FCC rules and guidance prior to the issuance of the Ruling

We may not be able to satisfy the claims made by the FCC for reimbursement, or such demands for payment may put a significant strain on our capital resources, which could materially and adversely affect our results of operations and financial condition.

On February 19, 2010 and February 25, 2010, we received notices of demands for payment (the “Demands for Payment”) from the FCC of $18.5 million for erroneous receipt of funds from the National Exchange Carriers Association (“NECA”), which administers the Federal Interstate Telecommunications Relay Services Fund (the “TRS Fund”). The Demands for Payment also directed NECA to suspend all further payments to the Company from the TRS Fund. In order to avoid cessation of operations resulting from the Demands for Payment and suspension of payment from the TRS Fund, we, our lenders and the FCC entered into an interim Standstill Agreement, pursuant to which, among other things, we agreed not to challenge the FCC’s claim for $18.5 million and we agreed to negotiate in good faith to reach a final and binding settlement concerning the FCC’s claim for reimbursement within 180 days. We are actively engaged in discussions to resolve the FCC’s claim against us for prior fees paid by the TRS Fund to us that the FCC has considered not compensable. We currently do not have sufficient capital resources to pay the full amount of the FCC’s claim. If we are not able to reach agreement to extend payments to the FCC over a period of time, we may be unable to satisfy the obligation, in which case we may be required to cease operations. Even if we are able to satisfy the obligation, payments to the FCC may significantly restrain our capital resources and our ability to conduct operations in the ordinary course of business, which could materially and adversely affect our results of operation and financial condition.

If we are unable to reach settlement with the FCC pursuant to the terms of the interim Standstill Agreement, the claims for reimbursement made by the FCC and any additional claims that may be made by the FCC would materially and adversely affect our operations.

As part of our interim Standstill Agreement with the FCC, we and the FCC agreed to negotiate in good faith to reach a final and binding settlement concerning the FCC’s claim for reimbursement and the matters that have been the subject of all of the FCC’s investigations during the 180-day period following the interim Standstill Agreement, ending on September 4, 2010. During this period, the FCC has agreed not to withhold payment or cause NECA to withhold payment to us in order to offset the FCC’s claim for reimbursement. If we are unable to agree to terms of a settlement with the FCC prior to the end of the standstill period, the FCC may elect to cause NECA to withhold payments to us as a means of collecting the FCC’s claims for reimbursement. Approximately 90% of our revenue is generated from the TRS Fund administered by NECA. If NECA withholds payment, we will be unable to generate sufficient revenue to continue operations. In addition, failure to reach settlement with the FCC could result in additional claims by the FCC as a result of its investigations, which claims could have a material adverse effect on our operations.

We face risk related to the pending formal SEC investigation, grand jury investigation FCC investigation, and a Federal False Claims Act case.

On June 25, 2009, we received a subpoena for documents from the grand jury for the United States District Court for the District of Columbia and on June 26, 2009, we received subpoenas from the Securities and Exchange Commission (the “SEC”) for documents and testimony pursuant to a formal order of investigation. We are in the process of providing documents in response to such subpoenas. In addition, our Chief Executive Officer and Chief Financial Officer have provided testimony to the SEC. We are also subject to subpoenas and an investigation by the FCC relating to the conduct of our marketing operations, compliance with certain rules, service and other matters. On April 28, 2010, the Civil Division of the Department of Justice (the “DOJ”) provided to us a copy of a Qui Tam complaint alleging violations of the Federal False Claims Act. The DOJ has not intervened in this case at this time and we are engaged in discussions with the DOJ regarding these claims. We are unable to predict the outcome of these matters, but we are cooperating with the government agencies involved in these matters. The SEC, grand jury and FCC investigations, as well as the Qui Tam claims, may result in a diversion of management’s attention and resources including the significant costs of document production and legal fees and may contribute to current and future stock price volatility. In addition, in the event we are required to pay any fees, penalties or sanctions associated with these investigations and the Federal False Claims Act case, it could have a material adverse effect on our results of operations and financial condition.

NECA has notified TRS providers of new delayed payment terms for reimbursements which will negatively affect our cash flow and liquidity.

Commencing in August 2009, for reimbursements generated from minutes used in July 2009 and thereafter, NECA has implemented new payment terms for TRS providers that delay the collection by TRS providers of NECA reimbursements up to 20 business days. The delayed payment terms have had a negative affect on our cash flow and liquidity.

The FCC has the ability to suspend the Company’s monthly payments from NECA without reasonable notice or ability of the Company to promptly remedy the suspension.

We are dependent on our monthly NECA payment for nearly 90% of our revenue. The FCC has demonstrated the ability and willingness to suspend our monthly payments from NECA without reasonable notice or ability to remedy the suspension. Cessation or suspension of our monthly NECA payment puts us in to an unstable and precarious financial condition which could result in foreclosure, liquidation and/or bankruptcy.

We may need additional funds which, if available, could result in increased interest expenses or additional dilution to our stockholders. If additional funds are needed and are not available, our business could be negatively impacted.

If we continue to operate unprofitably, if unanticipated contingencies arise, if we do not have sufficient funds to satisfy claims by the FCC, if we are not able to fund operations with reduced cash flow resulting from the new NECA payment terms or if new business opportunities are not presented to us, it will be necessary for us to raise additional capital either through public or private equity or debt financing to primarily finance the execution of our anticipated strategic initiatives. If our plans or assumptions change or are inaccurate regarding new lines of business within our target market, timeliness and effectiveness of implementation of new services we expect to offer, and/or weakness or lack of appreciable growth in our core business, we may be required to seek additional capital. In particular, we will require substantial additional funds to continue our operations if pending governmental proceedings are not settled expeditiously and on favorable terms or pending or planned reimbursement requests to NECA are rejected.

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

These circumstances raise substantial doubt about our ability to continue as a going concern and there can be no assurance that we will be able to successfully raise capital, reduce expenses, or satisfactorily resolve our governmental investigations or claims for reimbursement by the FCC.

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

Upon a liquidation, dissolution or winding up of our affairs, whether voluntary or involuntary, the holders of our outstanding preferred stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to shares of our common stock. The amount of this preferential liquidation payment per share of preferred stock is: (1) $5.17 per share of Series A preferred stock (as adjusted for stock splits, reverse stock splits, stock dividends and similar transactions with respect to the Series A preferred stock) plus accrued and unpaid dividends on such share of Series A preferred stock, and (2) $1.50 per share of Series B preferred stock (as adjusted for stock splits, reverse stock splits, stock dividends and similar transactions with respect to the Series B preferred stock) plus accrued and unpaid dividends on such share of Series B preferred stock. As of December 31, 2009, the aggregate liquidation preference of our outstanding preferred stock was $51,858. Because of the liquidation preference to which the holders of shares of the preferred stock are entitled, the amount available to be distributed to the holders of shares of our common stock upon a liquidation, dissolution or winding up of our affairs could be substantially limited or reduced.

As described under “Item 1. Business of the Company,” NECA could decrease its reimbursement rates in the future, which could have a material adverse effect on our operations.

As a provider of relay services, we are reimbursed monthly from the federal TRS fund for each IP relay and VRS conversation minutes. The current IP relay rate is currently $1.287 per minute, and although the IP relay rate has been established for three years—through the 2009-2010 reimbursement year—it is subject to an annual 0.5% reduction (among other fluctuating adjustments that may or may not raise the rates). The reimbursement rate for VRS, which currently is $6.7025 per minute for the first 50,000 monthly minutes, $6.4352 per minute for monthly minutes between 50,001 and 500,000, and $6.2372 per minute for monthly minutes above 500,000, has also been established (subject to an annual 0.5% reduction) for a three-year period ending in the 2009-2010 reimbursement year. Although these three-year reimbursement rate plans provide increased rate stability from year to year, unanticipated changes to these rates by the FCC or decreases in future three-year reimbursement rates could materially adversely affect our revenues, and we cannot assure you that the FCC, under a new administration, or otherwise, will not introduce a change or decrease to the reimbursement rates prior to contemplated end of the current rate plan ending 2010.

We have incurred a significant amount of indebtedness that could adversely affect our operations and financial results and impact our ability to satisfy our obligations.

We had approximately $72 million of indebtedness as of December 31, 2009. We have a term loan from Churchill Financial LLC as administrative agent and Cerebus/Ableco, as collateral agent, for $36 million and a revolving line of credit with Churchill for up to $8 million, of which there was $5 million in availability as of December 31, 2009. The maturity date of the term loan is January 10, 2014, and the maturity date for revolving loans made from time to time is January 10, 2013. We also have a subordinated (or second lien) loan from Clearlake, as administrative agent, and Reservoir Capital as collateral agent, for $32 million, with a maturity date of January 10, 2015.

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

Our credit agreements with first and second lien lenders contain financial and other covenants that we must satisfy. Our ability to continue to borrow under our revolving line of credit depends upon our ability to comply with those covenants. Financial covenants in the credit agreements include, among others, limits on maximum consolidated leverage, maximum amounts of capital expenditures, minimum amount of net revenue, and having minimum reserves on our books. If we fail to satisfy any of our covenants, the lender may elect to accelerate our payment obligations under the credit agreement. In addition, failure to satisfy any of the covenants or to otherwise default under either of the credit agreements would also cause a default under our other credit agreement. We may be unable to satisfy our debt obligations if the amounts due under the credit agreements are accelerated due to an event of default and such an acceleration event would result in a material adverse effect on our financial condition. We are currently in default under our credit agreements as a result of the demands for payment made by the FCC and the related governmental investigations. Concurrent with entering into the Standstill Agreement with our lenders and the FCC, our lenders agreed to forbear from exercising any rights or remedies under the credit agreements arising under such defaults until expiration of the standstill period under the Standstill Agreement, or September 4, 2010. If we are unable to resolve all matters relating to the demands for payment by the FCC within the standstill period, we will continue to be in default under our credit agreements and our lenders may exercise all rights and remedies available to them under the credit agreements, including accelerated the due date of all indebtedness.

We cannot be certain of the availability of credit under our revolving credit facility.

Although we have a revolving line of credit for an amount up to $8 million, our ability to access that line of credit may be negatively impacted if the first lien lender suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of the available funds under our revolving line of credit. If we are unable to borrow the full amount of available credit under the revolving line of credit agreement or are unable to obtain future financing or to refinance our existing credit facilities, our ability to respond to changing economic and business conditions and our results of operations and financial condition could be negatively impacted.

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

We have never earned a profit. We had net losses applicable to common stockholders of $132.3 million, $19.0 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. While we believe the acquisition of Verizon’s TRS division, HOVRS and SLA and VLI will enable us to achieve scale in IP relay, VRS and community interpreting in a quicker-to-market and more cost effective manner than would be the case to grow these businesses organically, we can give no assurance that we will attain the type of revenue enhancements and cost savings necessary to achieve or sustain our revenue or profit goals.

Failure to achieve or sustain our revenue or profit goals would adversely affect our results of operations.

Our ability to achieve or sustain our revenue and profit goals depends on the factors specified elsewhere in “Risk Factors” as well as on a number of factors outside of our control, including the extent to which:

•	our competitors announce and develop or, to the extent permitted by applicable regulations, lower the prices of, competing services; and

•	The Federal Communications Commission materially reduces the per-minute reimbursement rates for relay services.

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

Additionally, during 2009 and the first quarter of 2010, we have eliminated over 300 employee and sub contractor positions, further straining our remaining managerial and human capital resources. If we cannot manage our operations effectively, our business and operating results will suffer. Additionally, any failure on our part to develop and maintain our services if we experience rapid growth could significantly adversely affect our reputation and brand name which could reduce demand for our services and adversely affect our business, financial condition and operating results.

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

Due to the technical nature of our services and the dynamic market in which we compete, our performance depends on retaining and hiring certain key employees, including technically proficient personnel. Competitors and others have recruited our employees in recent years as we have found it necessary to implement cost controls that have reduced the attractiveness of employment with us. An important part of our compensation to our key employees has historically been in the form of stock option and/or restricted stock grants. The uncertainty associated with our stock price and our voluntary delisting from NASDAQ and deregistration may make it difficult for us to attract and retain qualified personnel.

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

If we identify one or more material weaknesses in our internal control over financial reporting, management will not be able to assert its internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest, if requested, that management’s report is fairly stated or they our auditors are unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our common stock.

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

In particular, the Declaratory Ruling of the Consumer and Governmental Affairs Bureau of the FCC issued on February 25, 2010, provides that VRS calls made by or to a VRS provider’s employee, or the employee of a provider’s subcontractor, are not eligible for compensation from the TRS Fund. This Declaratory Ruling will reduce our revenues in the future and has resulted in a restatement of our 2008 revenues by approximately $10.7 million.

In addition, the FCC issued an order requiring relay service providers to provide appropriate call routing for emergency calls (“E911”), although we have taken significant efforts to comply with the elements of the E911 order and believe that we are within compliance, if the FCC determines that we have not fully complied with the order and if we are thereafter unable to comply with further requests by the FCC, we may be subject to materially adverse FCC action. Further, the FCC’s rules and regulations may restrict our ability to market our services or to contact our customers, which could materially adversely affect our revenues.

Additionally, we are currently undergoing a regulatory investigation by the FCC, as well as the SEC and the grand jury, and we are aware of a Federal False Claims Act complaint by the DOJ. We entered into an interim Standstill Agreement with the FCC on March 8, 2010, pursuant to which we have acknowledged the FCC’s claim against us for reimbursement of previously distributed funds in the amount of approximately $18.5 million and have agreed to negotiate with the FCC to resolve all other matters relating to the FCC investigation. Notwithstanding our intention to resolve all governmental investigations during the standstill period under the interim Standstill Agreement, such investigations and suits could result in restrictions on our ability to participate in the reimbursement program through the TRS Fund and result in additional financial penalties. We have expended significant financial resources in connection with these governmental investigations and may be forced to spend additional amounts on compliance with any orders that are the result of such matters. The imposition of fines, restrictions on our ability to participate in reimbursement programs or the creation of compliance programs necessary to satisfy the FCC could have a material adverse effect on our results of operations.

We currently do not collect sales or other taxes with respect to the sale of services or products in states and countries where we believe we are not required to do so.

We do collect sales and other taxes in the state in which we have an office and may be required by law to do so. One or more jurisdictions have sought to impose sales other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on our products and services, or remit payment of sales and other taxes for prior periods, could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Particular to Stock Price

We no longer intend to file reports with the Securities and Exchange Commission, which will reduce the amount of publicly available information about us and negatively affect the liquidity of our common stock.

We filed a notice of termination of registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 31, 2010. As a result, our obligations to file reports under Section 12(g) of the Exchange Act with the Securities and Exchange Commission were suspended on such date and will terminate on June 29, 2010. We may be required to file reports with the Securities and Exchange Commission in the future under Section 15(d) of the Exchange Act, but we currently have no intention of filing any reports with the Securities and Exchange Commission in the future. In absence of filings with the Securities and Exchange Commission, there may be limited publicly available information available about us, which will likely reduce the liquidity of our common stock and increase the risks of engaging in transactions in our common stock. In addition, as a result of no longer being registered under Section 12(g) of the Exchange Act, we will be unable to raise capital through public offerings of our securities without additional filings.

Our common stock is traded on the OTC Markets “pink sheets,” which has reduced the liquidity of our common stock and could cause our stock price to decrease and adversely affect our ability to raise capital in the future.

Effective November 27, 2009, we voluntarily delisted our common stock from The NASDAQ Capital Market. Currently, quotations for sales of our common are published by the OTC Markets “pink sheets”. As a result of delisting from NASDAQ, our common stock may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock is determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. In the event that we decide to re-apply for listing our common stock on any exchange, there are several requirements that we must satisfy. We may not comply with all of these listing requirements, which would prevent the listing of our securities. The lack of a listing on an exchange adversely affects the liquidity and the price of our securities and could have a long-term adverse impact on our ability to raise future capital through a sale of shares of our securities.

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

This risk may be heightened because our industry is new and evolving, characterized by rapid technological change and susceptible to the introduction of new competing technologies or competitors. In addition, the deregistration of our common stock under the Exchange Act and the trading of our common stock on the OTC Markets “pink sheets” may exacerbate the volatility of our common stock.

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

As mentioned elsewhere under “Risk Factors,” there has been increased volatility in the capital markets and a reduction in the liquidity of our common stock, and we cannot predict the effect such volatility or reduced liquidity, if it continues or increases, will have on our stock price.

Ownership of our common stock is concentrated in a few holders who are in a position to control substantially all significant corporate transactions we may consider.

As a result of the acquisitions of Verizon’s TRS division and HOVRS, and our recent financings, control of our capital stock is concentrated in Clearlake Capital Group, L.P. and its affiliates, who own in the aggregate, assuming all of the Company’s outstanding Series A and B Preferred Stock is converted into common stock as of June 9, 2010, approximately 94% of our outstanding shares of common stock. As a result of their stock ownership, these stockholders are in a position to control substantially all significant corporate transactions we may consider in the future.

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

We have never paid or declared any cash dividends on our common stock or other securities and intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Holders of our Series A and Series B Preferred Stock receive cumulative dividends. To the extent that such dividends are not paid in cash to the holders of Series A and Series B Preferred Stock, further dilution may occur to our holders of common stock upon the conversion of the accrued and unpaid dividends into shares of common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

We own no real property. Our properties consist of leased facilities for operational call centers, sales and marketing, research and development, administrative, customer service and technical support personnel. Our corporate headquarters is located in Rocklin, California, and is subject to a lease through January 31, 2011. Our remaining leased facilities are occupied under leases that expire at various times through 2015. We believe that our current facilities or other readily available facilities are adequate to support our existing operations.

Item 3. Legal Proceedings.

Employee and Related Matters

On November 22, 2009, we received correspondence from counsel for former employee James Metzger (“Metzger”) directing the preservation of evidence and enclosing a proposed complaint for wrongful discharge. On November 23, 2009, we received a settlement demand from Metzger’s attorney, and when we declined to respond, Metzger served us with a complaint on December 16, 2010. On January 13, 2010, Metzger served us with a first amended complaint, which seeks damages in connection with causes of action for both statutory wrongful discharge pursuant to California Labor Code Section 1102.5 and wrongful discharge in violation of public policy. We are currently engaged in discovery in this matter and mediation is scheduled for August 2010.

On December 8, 2009, Edmond Routhier, who was previously CEO of HOVRS and then our President, and Caymus Investment Group, LLC, filed a first amended complaint for breach of contract, negligent misrepresentation, breach of fiduciary duty, fraud and negligence against JMP Securities, LLC, Orrick, Herrington & Sutcliffe, LLP, Jeannie Shin and Does 1-10 in the California Superior Court for the County of San Francisco. JMP Securities has written to us to request that we agree to indemnify JMP Securities in connection with JMP Securities’ defense of Mr. Routhier’s claims against JMP Securities, citing the terms of the July 27, 2007 Agreement between JMP and HOVRS. We have notified Mr. Routhier of JMP Securities’ claim, as well as our position that JMP Securities is a Released Party under the terms of Mr. Routhier’s Separation Agreement with the Company. Given the infancy of the dispute, we can make no determination as to whether it will result in any adverse effect.

Governmental Investigations

In August 2007, January 2008 and April 2009, we received subpoenas from the Federal Communications Commission (the “FCC”) relating to a number of areas. The 2007 subpoena focused on documents concerning the legal structure of HOVRS, its eligibility to receive payments from the TRS Fund and the HOVRS programs designed to attract new customers. The 2008 subpoena requested documents concerning certain marking programs. The 2009 subpoena covered a broad array of topics, including matters such as marketing efforts, third party marketing programs, international calls, conference calls and surveys. We have also received numerous letters of inquiry from the FCC concerning similar subject matters. We understand that these investigations are intended to obtain information about our practices, and include, without limitation, investigation of compliance with, and possible violations of, the Communications Act of 1934 rules promulgated by the FCC. We have responded to the various requests made by the FCC and we are fully cooperating with the FCC in this matter.

On June 25, 2009, we received a subpoena for documents from the grand jury for the United States District Court for the District of Columbia. We believe that other companies within our TRS industry are subject to similar investigations. We have provided significant documents in response to the subpoena and we understand that these investigations are intended to investigate, among other things, billing practices as they relate to the TRS fund. We are unable to predict the outcome of this investigation, but we are fully cooperating with the government in this matter.

On June 26, 2009, we received subpoenas from the Securities and Exchange Commission (the “SEC”) for documents and testimony pursuant to a formal order of investigation into the Company. We have provided significant documents, and continue to provide final documents, to the SEC in response to the subpoena. In addition, our Chief Executive Officer and Chief Financial Officer have provided testimony. The Company understands that these investigations are intended to investigate, among other things, billing practices as they relate to the TRS fund. We are unable to predict the outcome of this investigation, but we are fully cooperating with the SEC.

On February 19, 2010, subsequent to the filing of the Company’s Form 10-Q for the period ended September 30, 2009, the Company received a notice of a demand for payment for erroneous receipt of funds from the National Exchange Carriers Association, or NECA, which administers TRS Fund (the “First Notice”). Pursuant to the First Notice, the FCC stated that it has determined that the Company has received one or more erroneous overpayments from NECA relating to international-to-international calls that the FCC now contends are not compensable as TRS calls during the period from July 2008 to July 2009. The stated amount of such overpayments is $1.7 million, which amount is due and payable to the FCC as of the date of the First Notice.

On February 25, 2010, the Company received a second notice of a demand for payment for erroneous receipt of funds from NECA (the “Second Notice”). The Second Notice was issued concurrently with the Declaratory Ruling discussed in Item 8.01 below. Pursuant to the Second Notice, the FCC stated that it has determined that the Company has received one or more erroneous overpayments from NECA relating to VRS and IP Relay calls made by or to a Company employee, or one of the Company’s subcontractors, during the period from January 2008 to November 2009. The stated amount of such overpayments is $16.7 million, which amount is due and payable to the FCC as of the date of the Second Notice.

In addition, the First Notice stated that the FCC directed NECA to suspend payment for December 2009, which the Company had anticipated receiving on February 19, 2010. In the Second Notice, the FCC further directed NECA to suspend all further payments to the Company. The Company’s primary source of revenue, and its ability to continue operations, is dependant upon payments from NECA for TRS minutes. Approximately 90% of all of the Company’s revenue is generated from TRS minutes paid by the TRS Fund administered by NECA.

On March 8, 2010, the Company, its lenders and the FCC entered into a Standstill Agreement, pursuant to which (i) the FCC has caused NECA to pay to the Company $3,800 for minutes submitted to NECA by the Company for the month of December, (ii) the Company has acknowledged and agreed not to challenge the FCC’s claim for $18,459, (iii) the FCC and the Company have agreed to negotiate in good faith to reach a final and binding settlement concerning the (a) the FCC’s claim for reimbursement for $18,459 and (b) the matters that have been the subject of the FCC’s investigations, contemplated at no more than $1,500 (for a total of approximately $20,000), during the 180-day period following the signing of the standstill Agreement which ends on September 4, 2010 (the “Standstill Period”), and (iv) the FCC has agreed not to withhold payment or cause NECA to withhold payment to offset the FCC’s claim for reimbursement during the Standstill Period. During the Standstill Period, the Company will continue to operate its business in the ordinary course to ensure its customers receive services consistent with past practices, except as may be limited by the Declaratory Ruling issued by the Consumer and Governmental Affairs Bureau of the FCC on February 25, 2010. The Company intends to continue negotiations with the FCC pursuant to the terms of the Standstill Agreement; however, there can be no assurances that the Company will reach a satisfactory agreement with the FCC. Failure to reach agreement with the FCC would have a material adverse effect on the Company’s financial condition and results of operations.

On March 10, 2010, the Company received a subpoena from the FCC Office of the Inspector General (OIG) regarding a Federal investigation. The OIG requested documents and records that the Company provided to NECA for the TRS Fund review process for the year 2010-2011, for which the Company responded to the subpoena on or about April 12, 2010. The Company has not had any further communication from or with the OIG relating to this matter and is unable to predict the outcome of this investigation.

On April 28, 2010, the Civil Division of the Department of Justice (the “DOJ”) provided to us a copy of a sealed Qui Tam complaint alleging violations of the Federal False Claims Act. The DOJ has not intervened in this case at this time and we are engaged in discussions with the DOJ regarding these claims. We are unable to predict the outcome of these matters, but we are cooperating with the government agencies involved in those matters.

As part of our settlement discussions with the FCC pursuant to the interim Standstill Agreement, we intend to seek resolution of all matters concerning all governmental investigations and suits, including the DOJ and the SEC and any matters raised by the FCC in connection with the August 2007, January 2008 and April 2009 subpoenas and February 2010 Demands for Payment. The Company intends to continue negotiations with the FCC pursuant to the terms of the Standstill Agreement; however, there can be no assurances that the Company will reach a satisfactory agreement with the FCC. Failure to reach agreement with the FCC would have a material adverse effect on the Company’s financial condition and results of operations.

Other Matters

On March 10, 2009, the Company filed a complaint in Sacramento County Superior Court against American Sign Language Services Corporation, or ASLS, and other defendants alleging breach of contract and various tort claims in connection with the defendants’ operation of two video relay service call centers with the Company in 2008 and the defendants’ subsequent opening and operation of a competing call center. The complaint sought compensatory and punitive damages in an amount to be determined at trial and injunctions prohibiting disclosure of the Company’s trade secrets. The defendants subsequently removed the case to the United States District Court for the Eastern District of California (the “Action”). On or about April 20, 2009, the defendants answered the Company’s complaint, and ASLS filed a counterclaim alleging breach of contract and various tort claims. ASLS sought compensatory and exemplary damages, an order enjoining us from opening certain call centers and disgorgement of profits. In December 2009, the parties entered into a settlement agreement and mutual release that resolved the claims to the parties’ satisfaction. Pursuant to the settlement agreement, the Company agreed to pay ASLS a total of $625, all of which has been paid. In addition, the Company agreed to pay ASLS up to a maximum of $175 upon the occurrence of certain specified events, which have not occurred as of this time. This amount has been included in our accrued liabilities as of December 31, 2009.

Various other claims and legal proceedings that are generally incidental to the normal course of our business are pending or threatened against us. Although we cannot predict the outcome of those matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Reserved

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our common stock was traded on the NASDAQ Capital Market until November 27, 2009, at which time our common stock was delisted from the NASDAQ Capital Market and began trading on the OTC Markets “pink sheets.” Concurrent with the delisting, our common stock ticker symbol changed from “PRPL” to “PRPL.PK.”

The following table sets forth the high and low sales prices for our common stock for the quarters indicated as reported on the NASDAQ Capital Market through November 26, 2009 and the high and low bid information for the period from November 27, 2009 through December 31, 2009.

Quarter/Period Ended	NASDAQ Capital Market	High	Low
March 31, 2008		$7.18	$4.95
June 30, 2008		$7.41	$5.31
September 30, 2008		$7.38	$5.15
December 31, 2008		$5.27	$2.78
March 31, 2009		$4.29	$1.92
June 30, 2009		$3.00	$2.23
September 30, 2009		$3.81	$2.08
November 26, 2009		$2.16	$0.20

Quarter/Period Ended	OTC
December 31, 2009		$0.43	$0.20

As of March 31, 2010, the approximate number of holders of record of our common stock was 229, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers or dealers.

Equity Compensation Plan Information

The following table gives information about the our common stock that may be issued upon the exercise of options, warrants and rights under our 1999 Stock Option Plan and our 2005 Equity Compensation Plan as of December 31, 2009. These plans were the Company’s only equity compensation plans in existence as of December 31, 2009.

Plan Category	(a) Number Of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans approved by Shareholders	2,240,273	$7.38	717,910
Equity Compensation Plans Not approved by Shareholders	—	—	—

Total	2,240,273	$7.38	717,910

Related Stockholder Matters

We have never declared or paid any cash dividends on our common stock. We intend to retain earnings, if any, to fund future growth and the operation of our business. Holders of our Series A and B Preferred Stock are entitled to receive cumulative dividends. To the extent that such dividends are not paid in cash to the holders of Series A and B Preferred Stock the accrued and unpaid dividends can be converted into shares of common stock.

Purchases of Equity Securities

We did not repurchase any shares of common stock during the fourth quarter of the fiscal year ended December 31, 2009.

Item 6. Selected Consolidated Financial Data.

The selected consolidated financial data set forth below with respect to our statement of operations data for the years ended December 31, 2009 and 2008, and with respect to the consolidated balance sheet data at December 31, 2009 and 2008 are derived from and are qualified by reference to our audited consolidated financial statements and related notes thereto presented elsewhere herein. Our selected consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	restated 2008	2007	2006	2005
	(in thousands, except for share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Relay and interpreting services	109,166	118,527	16,325	8,695	1,261
Other services	—	830	2,300	4,081	3,670

Total revenue	109,166	119,357	18,625	12,776	4,931

Costs and expenses:
Cost of relay and interpreting services	72,387	74,566	10,538	5,320	—
Cost of other services	—	1,011	2,128	1,491	1,783
Sales and marketing	15,593	11,758	2,293	2,494	1,166
Research and development	4,581	3,290	547	359	363
General and administrative	31,009	29,146	7,405	4,589	4,777
Depreciation and amortization of fixed assets	7,454	2,051	356	362	485
Amortization of other intangibles	6,860	6,519	—	—	639
Asset impairment-goodwill	70,295	—	—	—	—
Asset impairment-intangible assets	23,223	—	—	—	—

Total costs and expenses	231,402	128,341	23,267	14,615	9,213

Income (loss) from operations	(122,236)	(8,984)	(4,642)	(1,839)	(4,282)
Other expense (income):
Settlement losses	—	—	162	490	—
Gain on sale of equipment	—	(33)	—	—	—
Loss on interest rate cap agreement	4	131	—	—	—
Interest income (expense), net	7,263	7,341	106	(169)	(160)

Total other income (expense)	7,267	7,439	268	321	(160)

Loss before benefit from income taxes	(129,503)	(16,423)	(4,910)	(2,160)	(4,122)
Income tax benefit, net	(820)	(683)	(1,210)	(789)	(764)

Loss from continuing operations	(128,683)	(15,740)	(3,700)	(1,371)	(3,358)
Loss from discontinued operations	—	—	—	(589)	(1,014)

Net loss	(128,683)	(15,740)	(3,700)	(1,960)	(4,372)
Preferred dividends	3,587	3,221	50	—	—

Net loss applicable to common stockholders	($132,270)	($18,961)	($3,750)	($1,960)	($4,372)

Loss per share-basic and diluted:
Loss from continuing operations	($14.67)	($2.11)	($1.68)	($0.65)	($1.61)
Loss from discontinued operations	$0.00	$0.00	$0.00	($0.28)	($0.48)

Basic and diluted net loss per share	($14.67)	($2.11)	($1.68)	($0.93)	($2.09)

Weighted average shares used in computation of basic and diluted net loss per share	9,017,030	8,976,403	2,239,080	2,105,184	2,093,445

	As of December 31,
	2009	restated 2008	2007	2006	2005
	(in thousand)
Balance Sheet Data:
Cash and cash equivalents	$2,448	$13,246	$2,368	$3,870	$4,804
Working capital (deficit)	(88,317)	1,633	(3,868)	3,617	4,810
Total assets	58,905	165,981	18,298	13,879	14,075
Total stockholders’ equity (deficit)	(99,260)	26,600	9,552	11,061	12,498

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

We were originally incorporated in 1999. On January 10, 2008, we acquired certain assets of the TRS division of MCI, Communications Services, Inc. (“Verizon”), a leading provider of relay services transactions, and Hands On Video Relay Services, Inc. (“HOVRS”), a California-based provider of video relay and interpreting services. On July 1, 2008, we acquired Sign Language Associates, Inc. (“SLA”), a DC-based provider of community interpreting services, and Visual Language Interpreting, Inc. (“VLI”), a Virginia-based provider of community interpreting services. On February 12, 2009, we changed our name to Purple Communications, Inc.

We currently generate all of our revenue from telecommunications relay services (“TRS”) and interpreting services. This revenue is made up of video relay (“VRS”), IP relay, traditional tele-relay and speech-to-speech service and community interpreting. Relay and interpreting services accounted for approximately 100.0% and 99.3% of our total revenue during 2009 and 2008, respectively. Relay services, which generate a majority of our revenue, allow hearing and speech impaired individuals the ability to engage in telecommunications in a manner that is functionally equivalent to the ability of an individual that is not hearing or speech impaired. A relay service call may be initiated by either a person with a hearing or speech disability, or a person without any such disability. When a person with a hearing or speech disability initiates such a call, the person uses a telephone-typewriter or an Internet-based device such as a computer or a wireless device that has text or video capabilities to contact a relay center, and gives a communications assistant the telephone number of the party he or she wishes to call. The communications assistant in turn places an outbound traditional voice call to that person. The communications assistant then serves as a link for the call, voicing to the called party the text or interpreted American Sign Language (“ASL”) message that the communications assistant received from the initiating party, and vice versa. Historically, we derived revenue primarily from the sale of basic and value-added wireless data services and the sale of related mobile devices to our subscribers. Revenue recognized from these products accounted for approximately 0.0% and 0.7% of our total revenues during 2009 and 2008, respectively. We have transitioned our source of revenue to focus completely on Relay and interpreting services.

The federal TRS fund is administered by NECA, a non-profit organization created in 1984 by telecommunications companies to administer the fees that long distance companies pay to access local telephone networks. NECA was appointed as the fund administrator for telecommunications relay services, or TRS, by the FCC in 1993 and continues to the present.

In recent periods, the FCC and Department of Justice have engaged in industry investigations to investigate allegations of fraud and misuse of VRS. Additionally, NECA has withheld various payments from the TRS fund to relay providers. With the dramatic increase in TRS growth over recent years there may be regulatory or governmental pressure to prohibit or limit such use and limit certain reimbursement of various costs and minutes generated from the use of TRS. For example, on February 25, 2010, the Consumer and Governmental Affairs Bureau of the FCC (the “CGB”) issued a Declaratory Ruling (the “Ruling”) which stated that VRS calls made by or to an employee of a VRS provider, or the employee of a provider’s subcontractor, are not eligible for compensation from the TRS fund on a per-minute basis. Instead, the CGB stated that TRS providers are indirectly compensated for such calls by including the costs of such calls in business expenses reported to the FCC, which the FCC then uses to calculate rates for qualified TRS minutes. The Ruling also stated that VRS calls placed for the purpose of generating compensable minutes are not, and never have been, compensable from the TRS fund. Finally, the Ruling stated that VRS voice carry over used to connect two hearing users and VRS calls used to connect two users who are both outside the United States do not qualify as TRS, and, therefore, are not compensable by the TRS Fund. As a result of the Ruling, the government investigations and withholding of payments, we believe many TRS providers have experienced, or will experience, declines in their revenue and cash flows. In addition, industry uncertainty relating to what TRS use is reimbursable, including use of TRS in the workplace, TRS in conjunction with multi-party calling, and use of TRS in connection with non-hearing participants (including without limitation pre-recorded messages or automated recordings) and other categories, may continue to result in uncertainties relating to TRS providers business practices and operating results.

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

Sales and marketing expenses consist primarily of compensation and related costs for marketing personnel, advertising and promotions, travel and entertainment and other related costs. Sales and marketing expenses increased during 2009 as compared to 2008 due to endpoint deploy costs, bad debt charges and expenses related to multi-party workplace conference calls held by our marketing outreach team (“Workplace Conference Calls”), the members of which are predominately deaf.

General and administrative expenses consist primarily of compensation and related costs for general corporate and business development, along with rent and other related costs. General and administrative expenses increased due to legal and compliance charges related to the Department of Justice, Securities and Exchange Commission and Federal Communications Commission matters.

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

Our significant accounting policies are discussed, Significant Accounting Policies, to the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K. The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, recoverability of goodwill and other intangible assets and stock based compensation. The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Basis of Consolidation

The consolidated financial statements include the accounts of Purple Communications, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions made by management are based upon available current information, historical experience and other factors that are believed to be reasonable under the circumstances. The estimates and assumptions made by management involve risks and uncertainties which could cause reported amounts to differ materially from actual future results. See Note 10, Commitments and Contingencies, for a description of certain contingent liabilities that could materially and adversely affect our reported amounts. If management’s estimates and assumptions are inaccurate, our reported amounts and disclosures of contingent assets and liabilities could be materially and adversely affected.

Included in bad debt expense is $292,000 associated with the $2,029,000 receivable for costs associated with the establishment of 10 digit dialing. The allowance is based on management’s estimate of the collectability of this receivable from NECA as the amount is subject to review by the FCC. The allowance could be adjusted in the near term if collectability differs from current estimates.

Allowance for Doubtful Accounts Policy

We maintain an estimate of reserves for potential credit losses based on historical collection experience and current trends in the length of time the receivables are past due.

Endpoint Device Accounting

Endpoint devices primarily consist of Netbook computers purchased by the end user are sold at a price which is less than our cost. The cost of the device less the amount paid by the end user is charged to cost of services.

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

Deferred Acquisition and Financing Costs

We capitalize allowable amounts in accordance with Financial Accounting Standards Board (“FASB”) guidance concerning the classifications of debt issue costs in a statement of cash flows and interest on receivables and payables. As of December 31, 2009, approximately $2,072 has been capitalized as deferred financing costs. These costs are amortized over the term of the debt.

Recoverability of Intangible and Other Long Lived Assets

In accordance with FASB guidance, we review the carrying value of goodwill and intangible assets with indefinite lives annually or in certain circumstances as required.

Preferred Stock Discount

In accordance with accounting standards regarding accounting for convertible securities with a beneficial conversion feature, the Company recognized an imbedded beneficial conversion feature as the result of detachable warrants issued in conjunction with the preferred stock. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value and resulting beneficial conversion feature as an increase to additional paid-in capital and a discount against the related preferred stock. The discount attributed to the beneficial conversion feature and value of the warrants is amortized over the redemption period as a charge against additional paid in capital in the absence of retained earnings.

Intangible Assets

The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. We determine the fair values calculated in an impairment test using cash flow models involving assumptions that are based upon what management believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. The key assumptions, which take into account current economic market and industry conditions and events, relate to margins, growth rates, capital expenditures, asset residual values and weighted-average cost of capital rates. In developing these assumptions, we compare the resulting estimated enterprise value derived by the aggregate fair values of its reporting unit to its market enterprise value plus an estimated control premium.

The impairment test for trademarks involves comparing the fair value to its carrying amount. We derive fair value based on the relief from royalty method using assumptions about revenue growth rates, royalty rates, the appropriate discount rates relative to risk and estimates of asset residual values.

If adverse changes in growth rates, estimated cash flows, economic conditions, discount rates or estimates of asset residual values were to occur, the value of our goodwill or trademarks may become impaired.

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

Relay Services - We are a certified Video Relay Service (“VRS”) and Internet Protocol Text Relay (“IP Relay”) services (collectively such services are referred to as “TRS”) provider for Federal and State Telecommunications Relay Services Funds (“TRS Funds”). As a certified TRS provider, we are entitled to reimbursement by Federal and State TRS Funds pursuant to applicable federal and state regulations when TRS is provided. Although several petitions have been filed with the Federal Communication Commission (“FCC”) by TRS providers, consumer advocacy groups and other industry participants requesting further clarification or rulemaking regarding the compensability of various types of TRS user activity (i.e., including without limitation, calls to podcasts, calls to voicemail or message machines, multi-party conference calls, calls by deaf employees in the workplace, etc.), we believe that the filing of such petitions alone should have no impact on our revenue recognition policies until such time that guidance or rule making is issued by the FCC or other authoritative body. On February 25, 2010, the Consumer and Governmental Affairs Bureau of the FCC (the “CGB”) issued a Declaratory Ruling (the “Ruling”) which stated that VRS calls made by or to an employee of a VRS provider, or the employee of a provider’s subcontractor, are not eligible for compensation from the TRS fund on a per-minute basis. As a result, we no longer recognize revenue for such minutes. For further discussion, see the section below entitled “Restatement of Financial Results.”

On-site Interpreting – We are not reimbursed for providing on-site interpreting services from either the federal or state governments. We are paid by the entities or consumers that retain out on-site interpreting services. Customers execute a formal rate contract or purchase order form for each job agreeing to the rate and terms of the engagement.

Delivery has occurred or services have been rendered.

Relay Services - We earn revenue from providing relay services which allow hearing and speech impaired individuals the ability to engage in telecommunications in a manner that is functionally equivalent to the ability of an individual that is not hearing or speech impaired. The only requirement to entitle us to reimbursement as described above is the conduct of a qualified call during which our TRS services are utilized. The TRS services are fully rendered when the call is concluded. There are no subsequent events that must occur or additional actions to be taken in order to qualify for reimbursement, other than invoicing the TRS Funds in accordance with the TRS Funds’ billing and disbursement schedule.

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

Collectability is reasonable assured.

Relay Services - The TRS Funds have a fixed billing and disbursement schedule and we have invoiced the TRS Funds for relay services and been paid in accordance with this schedule since our inception. We maintain an estimate of reserves for potential credit losses based on historical collection experience and current trends in the length of time the receivables are past due.

On-site Interpreting - On-site interpreting customers execute a formal rate contract or purchase order form for each job agreeing to the pay rate and terms of the engagement. We maintain an estimate of reserves for potential credit losses based on historical collection experience and current trends in the length of time the receivables are past due.

Cost of Revenues

Relay Services - Cost of relay revenue consists principally of the charges related to internal and external call center operations utilized to facilitate calls.

On-site Interpreting - Cost of on-site revenue consists principally of the charges related to the qualified interpreter and related travel cost to perform the professional in person interpreting service.

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

In July 2006, FASB issued guidance concerning accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions. The guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2006. The adoption of this guidance did not have a material effect on the Company’s financial condition or results of operations. The are no current open tax years prior to 2006 subject to examination by one or more of the major taxing jurisdictions.

Advertising Costs

Advertising costs are expensed as incurred.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-Based Employee Compensation

We have various stock-based compensation plans for its employees and outside directors and accounts for stock-based compensation arrangements in accordance with the authoritative guidance, which require us to measure and record compensation expense in its consolidated financial statements using a fair value method. See Note 14 for further information regarding our stock-based compensation plans.

Earnings (Loss) Per Share

In accordance with FASB guidance for Earnings per Share, we calculate, basic loss per share is computed by dividing our net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As we had a net loss, the impact of the assumed exercise of the stock options and warrants as well as preferred stock and unvested restricted stock is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. We maintain a significant portion of our cash and cash equivalents with two financial institutions. At times these balances exceed the FDIC insured limit. We monitor the soundness of these institutions and have not experienced any collection losses with these institutions.

Other Concentration of Risk

We are heavily reliant upon Stellar Nordia for technology and labor supporting our IP text relay services.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other debt obligations approximate their fair values due to the short maturity of these items. Unless otherwise noted it is management’s opinion that we are not exposed to significant interest rate, currency or credit risks arising from our financial instruments. The recorded value of long-term debt and obligations under capital leases approximates the fair value of the debt as the terms and rates approximate market rates. We currently hold an interest rate cap agreement with Bank of America, N.A. The term of the agreement is three years with an initial notional amount of $35 million and a premium amount of $0.3 million. The fair value of the interest rate cap agreement is adjusted to fair value at each reporting period.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements and related notes to conform to the current year presentation.

During 2009, we re-examined our accounting treatment related to the Series A Preferred Stock under FASB guidance and determined that the Series A Preferred Stock should be classified as temporary equity in the balance sheet, as reflected in the financial statement included herein. We also determined that the Series A Preferred Stock was initially reported at its fair value and that as the security is not currently redeemable and it is not probable that the security will become redeemable, because the resolution of the contingencies discussed above that would allow redemption have not occurred, subsequent adjustment as December 31, 2009 is not necessary. The reclassification has no impact on net income for any period presented in these financial statements.

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

In May 2009, the FASB issued guidance with respect to subsequent events which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, the guidance requires disclosure of the date through which subsequent events were evaluated. The guidance is effective for interim and annual periods after June 15, 2009. The Company adopted the guidance for the quarter ended December 31, 2009, and have evaluated subsequent events through June 24, 2010.

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

Restatement of Financial Results

Certain restatements have been made to the prior years’ consolidated financial statements and related notes.

On February 19, 2010, we received a notice of a demand for payment for erroneous receipt of funds from NECA, which administers TRS Fund (the “First Notice”). Pursuant to the First Notice, the FCC stated that it has determined that we had received one or more erroneous overpayments from NECA relating to international-to-international calls that the FCC now contends are not compensable as TRS calls during the period from July 2008 to July 2009. The stated amount of such overpayments is $1.7 million, of which $1.3 million related to revenue recorded in fiscal year 2008.

On February 25, 2010, we received a second notice of a demand for payment for erroneous receipt of funds from NECA (the “Second Notice”). Pursuant to the Second Notice, the FCC stated that it has determined that we had received one or more erroneous overpayments from NECA relating to VRS and IP Relay calls made by or to one of our employees, or an employee of one our subcontractors, during the period from January 2008 to November 2009. The stated amount of such overpayments is $16.7 million, of which $9.4 million related to revenue recorded in fiscal year 2008.

On March 8, 2010, we, our lenders and the FCC entered into a Standstill Agreement, pursuant to which, among other things, we acknowledged and agreed not to challenge the FCC’s claim for $18.5 million.

In accordance with the Standstill Agreement, we have restated our 2008 financial results to reduce revenue of relay and interpreting services by $10.7 million on the Consolidated Statement of Operations and established an corresponding payment obligation on the Consolidated Balance Sheet.

Results of Operations

The following table sets forth, for the years ended December 31, 2009 and 2008, the percentage relationship to net revenues of certain items included in our consolidated statements of operations.

The following table sets forth the period over period percentage increases or decreases of certain items included in the Company’s consolidated statements of operations.

	Years Ended December 31,		Change
(in thousands)	2009	restated 2008	$	%
Revenues:
Relay and interpreting services	$109,166	$118,527	$(9,361)	(7.9)
Other services	—	830	(830)	(100.0)

Total revenue	109,166	119,357	(10,191)	(8.5)

Costs and expenses:
Cost of relay and interpreting services	72,387	74,566	(2,179)	(2.9)
Cost of other services	—	1,011	(1,011)	(100.0)
Sales and marketing	15,593	11,758	3,835	32.6
Research and development	4,581	3,290	1,291	39.2
General and administrative	31,009	29,146	1,863	6.4
Depreciation and amortization of fixed assets	7,454	2,051	5,403	263.4
Amortization of other intangibles	6,860	6,519	341	5.2
Asset impairment-goodwill	70,295	—	70,295	100.0
Asset impairment-intangible assets	23,223	—	23,223	100.0

Total costs and expenses	231,402	128,341	103,061	80.3

Income (loss) from operations	(122,236)	(8,984)	(113,252)	(1,260.6)
Other (income) expense:
Gain on sale of equipment	—	(33)	33	(100.0)
Loss on interest rate cap agreement	4	131	(127)	(96.9)
Interest (income) expense, net	7,263	7,341	(78)	(1.1)

Total other (income) expense	7,267	7,439	(172)	(2.3)

Loss before benefit from income taxes	(129,503)	(16,423)	113,080	688.5
Income tax benefit, net	(820)	(683)	(137)	20.1

Net loss	(128,683)	(15,740)	112,943	717.6
Preferred dividends	3,587	3,221	366	11.4

Net loss applicable to common stockholders	$(132,270)	$(18,961)	$113,309	599.6

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Relay and interpreting services revenue. Relay service revenue decreased 7.9%, to $109.2 million for the year ended December 31, 2009 from $118.5 million for the year ended December 31, 2008. This decrease was primarily due to overall softness in the market and loss of market share due to continued competitive pressures from dominant competitors. In addition, as a result of the February 25, 2010 Declaratory Ruling, VRS providers are no longer entitled to reimbursement for minutes generated by employees related to work activities. As the ruling was retroactive in nature, revenues associated with employee work calls have been excluded from our revenue in fiscal years 2009 and 2008. We do not expect to receive any future reimbursement for such calls. We expect relay and interpreting services to increase as we expand our user base for these services.

Other services revenue. Other revenue consisting of subscriber, commission and equipment revenue decreased to $0 for the year ended December 31, 2009 from $0.8 million for the year ended December 31, 2008. We do not expect revenue from this other service as we do not intend to devote significant resources.

Cost of relay and interpreting services revenue. Cost of relay services revenue decreased 2.9%, to $72.4 million for the year ended December 31, 2009 from $74.6 million for the year ended December 31, 2008. This decrease was due to the reduction in our relay services revenue, the reclassification of cost to sales and marketing expense for servicing internal calls that are no longer considered compensable TRS calls, offset slightly by increased amortization associated with our company-owned endpoints and the net expense of endpoints sold to customers and one time charges related to facilities closures and reductions in work force. The reduction in cost of sales is not in proportion to the loss of revenue, due to fixed costs associated with calls centers and work force, resulting in a lower profitability than compared to last year. We expect the cost of relay and interpreting services to decline, when compared to prior periods, as a result cost reductions measures including facilities closures and reduction in work force. In addition we expect a reduction in net endpoint expense as we plan to eliminate the cost associated with our endpoints sold to customers at prices below cost.

Cost of other services revenue. Cost of other revenue was $0 for the year ended December 31, 2009 from $1.0 million for the year ended December 31, 2008. We expect future cost of revenue from this segment as we do not intend to devote significant resources to these services.

Sales and marketing. Sales and marketing expenses increased 32.6%, to $15.6 million for the year ended December 31, 2009 from $11.8 million for the year ended December 31, 2008. The increase relates to the reclassification of approximately $2.8 million of costs from operations into sales and marketing for servicing internal calls that are no longer considered compensable TRS calls, $0.3 million of restructuring costs related the reduction in workforce and $0.4 million of bad debt expense related to change in estimate for potential credit losses based on current trends. We expect sales and marketing expenses to decline as we reduce the number of internal multi-party conference calls, do not anticipate any material future bad debt charges and have taken other cost reductions measures including a reduction in work force.

General and administrative. General and administrative expenses increased 6.4%, to $31.0 million for the year ended December 31, 2009 from $29.1 million for the year ended December 31, 2008. The increase was primarily due to $2.9 million of charges related to one time cost reduction measures including facilities closures and reduction in work force, higher professional services expenses incurred compared to the previous year due to various regulatory and legal matters offset slightly by the cost reductions associated with the integration activities associated with the 2008 acquisitions and reduced stock based compensation. We expect general and administrative expenses to decline as we continue to focus on cost containment measures and are working diligently to bring the various regulatory and legal matters to resolution.

Research and development. Research and development expense increased 39.2%, to $4.6 for the year ended December 31, 2009 from $3.3 million for the year ended December 31, 2008. This increase was primarily due to increased salaries and benefits for incremental personnel performing development activities. We expect current research and development spending to remain relatively constant as we continue to invest in the development and maintenance of our relay technologies.

Amortization of intangible assets. We recorded amortization of intangible assets of $6.9 million for the year ended December 31, 2009 compared to $6.5 million for the year ended December 31, 2008. The charges relate to the amortization of identified intangible assets resulting from the acquisition of certain assets of the Verizon TRS division, Hands on Video Relay Services, Inc., Sign Language Associates and Visual Language Interpreting, Inc. In addition, we incurred a $93.5 million impairment charge related to goodwill and select intangible assets for the year ended December 31, 2009. During 2009, there were certain events and changes in circumstances which indicated the carrying value goodwill and intangibles may not be recoverable, including without limitation, the withholding and delay of various payments by NECA, the low rate of adoption by deaf and hard of hearing consumers of our end-point devices, and a decrease in Relay Service revenue as a result of the February 25, 2010, FCC declaratory ruling concerning the reimbursement of certain calls. We expect to continue to report amortization of our intangible assets based upon their estimated useful lives.

Loss on interest rate cap agreement. We recognized a loss of $0.0 million for the year ended December 31, 2009 compared to $0.1 million for the year ended December 31, 2008 related to an interest rate cap agreement with Bank of America, N.A. We expect the loss on the interest rate cap agreement to fluctuate as we record changes in the fair market value of the instrument.

Interest (income) expense, net. We incurred net interest expense of $7.3 million for the year ended December 31, 2009 compared to net interest expense of $7.3 million for the year ended December 31, 2008. This decrease in interest expense was driven by a lower LIBOR variable rate.

Income tax benefit. We recorded an income tax benefit $0.8 million for the year ended December 31, 2009 and $0.7 million for the year ended December 31, 2008.

Liquidity and Capital Resources

We have incurred significant operating losses since its inception and, as of December 31, 2009, had an accumulated deficit of $430.2 million. During 2009, we recorded a net loss of $132.3 million and used $11.7 million of cash in operating activities. As of December 31, 2009, we had $2.4 million in cash and cash equivalents. In December 2009, we raised a total of $5.0 million from the sale of Series B Preferred Stock and warrants to purchase shares of common stock (see Note 12). After engaging in significant cost reduction activities over the prior twelve months, we expect our liquidity and cash outlook over the next twelve months will be adequate to satisfy our cash obligations and related financial covenants, provided that satisfactory financial terms are achieved in the Government Settlement.

We are subject to governmental investigations by the Federal Communications Commission (“FCC”), the Department of Justice and the Securities and Exchange Commission (see Note 2). On February 19, 2010 and February 25, 2010, notices of demand for payment (the “Demands for Payment”) from the FCC of $18.5 million for erroneous receipt of funds from the National Exchange Carriers Association (“NECA”), which administers the Federal Interstate Telecommunications Relay Services Fund (the “TRS Fund”). The Demands for Payment also directed NECA to suspend further payments to the Company from the TRS Fund. On March 8, 2010, the Company, its lenders and the FCC entered into a Standstill Agreement, pursuant to which (i) the FCC has caused NECA to pay to the Company $3.8 million for minutes submitted to NECA by the Company for the month of December, (ii) the Company has acknowledged and agreed not to challenge the FCC’s claim for $18.5 million (iii) the FCC and the Company have agreed to negotiate in good faith to reach a final and binding settlement concerning the FCC’s claim for reimbursement and the matters that have been the subject of the FCC’s investigations (“Government Settlement”) during the 180-day period following the Standstill Agreement, or September 4, 2010 (the “Standstill Period”), and (iv) the FCC has agreed not to withhold payment or cause NECA to withhold payment to offset the FCC’s claim for reimbursement during the Standstill Period. In connection with the Government Settlement, we expect to be able to pay the claimed amount over a period of time. However, we have no assurances that we will be able to structure payments over a period of time, and we may be required to pay the entire claimed amount immediately following the Standstill Period, which would have a material adverse effect on our cash resources and financial condition. The Company expects its liquidity and cash outlook over the next twelve months will be adequate for it to satisfy its cash obligations and related financial covenants, however until the Company’s achieves satisfactory financial terms in a Government Settlement, there remains uncertainty regarding the Company’s ability to continue as a going concern.

As of December 31, 2009, future minimum payments for non-cancelable operating leases having terms in excess of one year amounted to $9.8 million of which $2.7 million is payable in 2010.

The following table summarizes our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
December 31, (In thousands)
Contractual obligations:
Capital lease obligations	$242	$156	$86	$—	$—
Operating lease obligations	9,806	2,685	5,974	1,147	—
Loan payable	68,596	68,596	—	—	—

Total contractual cash obligations	$78,644	$71,437	$6,060	$1,147	$—

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short term maturities of these investments. As of December 31, 2009 the carrying value of our cash and cash equivalents approximates fair value.

We had $72.0 million of variable interest rate debt outstanding at December 31, 2009. The variable interest rates we pay on this debt may expose us to market risk due to changes in interest rates. The First Lien Credit agreement with Churchill Financial, LLC and Ableco Finance LLC, bears variable interest rates linked to LIBOR with a floor of 3.0% plus an applicable margin ranging from 7.00%. The Second Lien Credit agreement with Clearlake Capital Group, L.P., bears variable interest at LIBOR with a floor of 3.0% plus 14% per annum. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $0.7 million based on the debt as of December 31, 2009. To mitigate the risk, the Company currently holds an interest rate cap agreement with Bank of America, N.A. with a notional amount of $35.0 million which calls for a rate cap of 5.5%.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

As reported in our December 31, 2008 10-K filing, Item 9A Controls and Procedures, we identified the material weaknesses in not maintaining sufficient staffing of personnel with an appropriate level of knowledge, experience and training in the application of GAAP and in internal control over financial reporting commensurate with our financial reporting requirements, did not maintain and communicate sufficient formalized and consistent finance and accounting policies and procedures and did not maintain effective controls over our financial close and reporting process including failure to maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

In response to the material weaknesses, management has taken certain actions and will continue to take further steps to strengthen our control processes and procedures in order to remediate such material weaknesses. We have converted all acquired companies to a common enterprise system, centralized all transaction processing functions in one location with a common set of controls and procedures, utilized outside consultants as needed to assist with executing the preparation and/or reviews of reconciliations under our directions, and recruited accounting, finance and business system personnel who can provide the adequate experience and knowledge to improve the timeliness and effectiveness of our account reconciliations and ultimately the financial reporting processes.

Management remains focused on improving internal controls over financial reporting and views the process as an ongoing effort to which we have and will devote significant resources. We continue to develop new policies and procedures as well as educate and train our financial reporting department regarding our existing policies and procedures in a continual effort to improve our internal control over financial reporting. As of the end of our most recently completed fiscal year, we carried out an evaluation of internal controls. Although major progress has been made in improving and remediating deficiencies in the internal control structure over financial reporting as reported in the 2008 10-K filing, no formal internal testing has taken place to ensure the effectiveness of the actions taken to correct the deficiencies.

                The control deficiencies mentioned above could result in misstatements of the aforementioned financial statement accounts and disclosures that may not be prevented or detected and that could result in a material misstatement of our annual or interim consolidated financial statements. Accordingly, management has determined that each of the control deficiencies listed above constitutes a material weakness. Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the Internal Control—Integrated Framework issued by COSO.

As reported in this Form 10-K filing, the Company has reported a revenue restatement in connection with the demand letters received from the Federal Communication Commission (“FCC”). Management has evaluated the internal controls surrounding revenue recognition and concluded the restatement should not be deemed as a material weakness because the issue relates to the FCC’s retroactive application of a new ruling issued on February 25, 2010. The Company did not have the financial wherewithal to challenge the retroactive ruling and under duress agreed to the terms of the FCC’s demand. Management believes the controls surrounding revenue recognition were adequate based on the rules in place during the period reported as no control could anticipate nor prevent a retroactive rule change.

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

Because of the material weaknesses identified in our evaluation of internal control over financial reporting, we performed additional procedures, so that our consolidated financial statements as of and for the year ended December 31, 2009, are presented in accordance with GAAP. Our additional procedures included, but were not limited to performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations, comprehensive search for unrecorded liabilities at December 31, 2009 and extensive analyses of balance sheet accounts. The completion of these and other procedures resulted in the identification of adjustments related to our consolidated financial statements as of and for the year ended December 31, 2009. Management believes that none of the material weaknesses identified require the restatement of any previously reported financial statements.

We believe that because we performed the substantial additional procedures described above and made appropriate adjustments, the consolidated financial statements for the periods included in this Annual Report are fairly stated in all material respects in accordance with GAAP.

Item 9B. Other Information—None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below is certain information relating to our current directors and executive officers.

Name	Age	Capacities in Which Serving

Daniel R. Luis	43	Chief Executive Officer and Director

John R. Ferron	45	Chief Operating Officer and Chief Financial Officer

Michael J. Pendergast	46	General Counsel and Corporate Secretary

Behdad Eghbali	34	Director - Chairman

Ronald Obray	49	Director

Jose Feliciano	37	Director

Aaron Dobrinsky	46	Director

Daniel R. Luis, 43, joined our board in January 2003 at the time he was elected our Chief Executive Officer. He previously served as our President and Chief Operating Officer from May 2002 until January 2003. Mr. Luis is also President and Chief Executive Officer of Wynd Communications Corporation, which became our wholly owned subsidiary in June 2000. Mr. Luis joined Wynd in 1994 and has held his current positions with Wynd since 1998.

John R. Ferron, 45, began serving as our Chief Operating Officer effective April 1, 2008 and as our Chief Financial Officer in June 2008. Mr. Ferron served as Chief Financial Officer of Celerity, Inc. (a company engaged in the design, engineering and manufacturing of precision instruments and advanced gas and liquid delivery solutions for the global semiconductor and related electronics markets) from December 23, 2004 through January 2008 and as Chief Financial Officer of Celerity Group, Inc. (formerly Kinetics Group, Inc.) from February 2000 through December 2004.

Michael J. Pendergast, 46, joined us as General Counsel in April 2008 and was appointed as Secretary in May 2008. From April 2007 until joining us, he served as General Counsel to PureDepth, Inc. (a technology and licensing company). From February 1999 to April 2006, he served as General Counsel, Vice President, Business Affairs, and Assistant-Secretary, and from May 2006 to December 2006, as a part time consultant, to GlobalEnglish Corporation, an e-learning company. Prior to that time he served as General Counsel (from June 1998 to October 1998) and Associate General Counsel (from May 1996 to June 1998) to Broderbund Software.

Behdad Eghbali, 34, joined our board in August 2007. Mr. Eghbali is a partner and co-founder of Clearlake Capital Group, a private investment firm. Prior to forming Clearlake Capital Group in January 2007, Mr. Eghbali was a private equity investor at the Texas Pacific Group from 2003 to 2007. Before joining Texas Pacific Group in 2003, Mr. Eghbali was a partner at Venus Capital (Voyager Fund) from 2001 to 2003. Prior to that, he was the Vice President of Business Development at Turbolinux, a software/services provider, from 1999 to 2001. Mr. Eghbali serves as a representative for Clearlake Capital Group to the boards of directors of several privately held companies. Mr. Eghbali received a BS degree from the University of California, Berkeley.

Ronald E. Obray, 49, joined the board in April 2009. Previously, Mr. Obray was the CEO of HOVRS, the second largest VRS provider in the nation serving the needs of the Deaf and Hard of Hearing community, prior to its merger with the Company in January 10, 2008. Mr. Obray held the position of CEO of HOVRS since founding the Company in 1992.

Jose Feliciano, 37, was appointed to our Board of Directors on March 16, 2010. Since July 2009, Mr. Feliciano has provided general management consulting and advisory services to Purple’s CEO and Board of Directors. Mr. Feliciano has been a partner and co-founder of Clearlake Capital Group, L.P. (“Clearlake”) since its founding in 2006. Clearlake is a private investment firm and, together with its affiliates, is Purple’s leading investor. Mr. Feliciano joined Tennenbaum Capital Partners, LLC, a private investment firm, in 2001 and resigned from the partnership and Investment Committee in December 2006. From 1999 to 2000, Mr. Feliciano served in various roles, including as Chief Financial Officer, at govWorks, Inc., a venture-backed government technology services company where he managed the finance, corporate development and human resource functions. Prior to that, he worked at Goldman, Sachs & Co. as an investment banker. Mr. Feliciano is a board member and board observer for several private companies.

Aaron Dobrinsky, 46, Aaron Dobrinsky re-joined our Board of Directors in March 16, 2010, while continuing to serve as a strategic advisor to the Board. Previously, Mr. Dobrinsky founded GoAmerica in 1996 and served as the Chairman from 1996 to June 2008. He also served as President of GoAmerica until November 2000 and our Chief Executive Officer until January 2003. Since 2006, Mr. Dobrinsky has served as President of Dobrinsky Management, Inc. (DMI), a management consulting and advisory firm providing strategic, operational and financial guidance to startup and mid-stage companies. Since June 2009, Mr. Dobrinsky has served as interim-CEO of Kosher.com, an online national specialty supermarket. Mr. Dobrinsky was an executive member of the board of directors of RoomLinX, Inc., a provider of wireless high-speed Internet network solutions to hotels and conference centers, from June 2004 through November 17, 2006, where he also served as Chief Executive Officer from June 2004 through November 1, 2005. Mr. Dobrinsky is a board advisor and board member for several private companies and non-profit organizations.

Audit Committee

We do not have any securities listed on a national securities exchange and are not a listed issuer. Accordingly, the rules pertaining to audit committees and the rules pertaining to the designation of an audit committee financial expert which apply to listed issuers do not apply to us. As a result, we have not designated an audit committee financial expert nor do we have an audit committee which complies with the rules which apply to listed issuers.

Compensation Committee

We do not have any securities listed on a national securities exchange and are not a listed issuer, accordingly the rules pertaining to compensation committees do not apply to us. As a result we do not have a compensation committee which complies with the rules which apply to listed issuers. Our Compensation Committee assists the Board of Directors in the evaluation and compensation of executives.

Changes in Directors and Executives

Effective May 22, 2009, Mr. Routhier’s employment with the Company terminated.

Effective December 2, 2009, Mr. McDonagh resigned position on the Board of Directors.

Code of Ethics

We maintain a code of ethics applicable to our directors, executive officers and other senior financial personnel. A copy of this code of ethics is posted on our website, accessible at: http://www.purple.us/Pages/Policies. We will furnish (free of charge) a copy of this code of ethics to any person who submits a written request to Investor Relations at Purple Communications, Inc., 595 Menlo Drive, Rocklin, California 95765.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such forms submitted to us during the year ended December 31, 2009, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with, except (i) Steven C. Chang failed to timely report his beneficial acquisition of Series B Preferred Stock and Common Stock Warrants on December 14, 2009; such acquisition was reported on Form 4 on January 28, 2010; (ii) Behdad Eghbali failed to timely report his beneficial acquisition of Series B Preferred Stock and Common Stock Warrants on December 14, 2009; such acquisition was reported on Form 4 on January 28, 2010; (iii) Clearlake Capital Partners, LLC failed to timely report his beneficial acquisition of Series B Preferred Stock and Common Stock Warrants on December 14, 2009; such acquisition was reported on Form 4 on January 28, 2010; (iv) Ronald Obray failed to timely file a Form 3 upon his appointment as a director of the Company on April 30, 2009; such Form 3 was filed on June 18, 2009; (v) Christopher Gibbons failed to timely report an acquisition of a stock option on June 1, 2009; such acquisition was reported on Form 4 on June 16, 2009; (vi) Dominic Gomez failed to timely report the acquisition of a stock option on May 28, 2010; such acquisition was reported June 5, 2010; (vii) Steven Chang failed to timely report the acquisition of a stock option on June 1, 2009; such acquisition was reported on June 5, 2010; and (viii) Behdad Eghbali failed to timely report the acquisition of a stock option on June 1, 2009; such acquisition was reported on June 5, 2010.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our overall compensation policies have been monitored by the Compensation Committee of our Board of Directors and our Board of Directors. Daniel R. Luis, our Chief Executive Officer, participates in determinations regarding the compensation and design of our benefit programs for all employees, including our other executive officers. He does not, however, participate in determining his own compensation.

Our Compensation Objectives and the Focus of Our Compensation Rewards

We believe that an appropriate compensation program should draw a balance between providing rewards to executive officers while at the same time effectively controlling compensation costs. We reward executive officers in order to attract highly qualified individuals, to retain those individuals in a highly competitive marketplace for executive talent and to motivate them to perform in a manner that maximizes our corporate performance. Our philosophy is summarized as follows:

•	Provide competitive levels of total compensation so we can attract and retain the best possible executive talent;

•	Motivate executives to achieve optimum performance for the Company;

•	Align the financial interest of executives and stockholders through equity-based plans; and

•

Provide a total compensation program that primarily focuses on overall business results with recognition of individual contributions, enabled by providing market or slightly below-market salary compensation and higher variable compensation providing, including bonuses and longer-term equity incentives, in order to best match executive compensation to long-term shareholder value.

Management Involvement in Compensation Decisions

Management does not play a large role in the process of determining compensation. The CEO prepares annual reviews for top executives and makes compensation recommendations for his direct reports to the Compensation Committee or the Board of Directors. At the request of the Compensation Committee or the Board, management occasionally makes proposals to the Compensation Committee or the Board regarding incentive targets, incentive plan structure and other compensation related matters. At the request of the Compensation Committee or the Board, Mr. Luis has attended certain of the Compensation Committee meetings.

Compensation Consultant

During 2009 we did not rely upon consultants to set our salaries, to establish salary ranges or to provide advice regarding other compensation matters. The Compensation Committee or the Board plans to revisit this topic at appropriate intervals in the future as our circumstances change.

Elements of Compensation Program

We view executive compensation as having three key elements:

•	A current cash compensation program consisting of salary and cash bonus incentives.

•	Long-term equity incentives reflected in grants of stock options and/or restricted stock awards.

•	Other benefits and perquisites.

By means of these programs, we aim to provide our executives with an overall competitive compensation package that seeks to align individual performance with our long-term business objectives.

We have not established any formal policies or guidelines for allocating between long-term and currently paid out compensation, or between cash and non-cash compensation. In determining the amount and mix of compensation elements and whether each element provides the correct incentives and rewards for performance consistent with our short and long-term goals and objectives, our compensation committee relies on its judgment about each individual’s experience and performance rather than adopting a formulaic approach to compensatory decisions.

We have described below the specific elements of our compensation program for executive officers.

Salary. We pay salaries to our executive officers identified in the Summary Compensation Table below (the “Named Officers”) in order to fairly compensate them for their day-to-day responsibilities in managing our business. Only Messrs. Luis and Ferron have employment agreements with us, each of which is described under “2008 Executive Compensation—Employment, Termination and Change-in-Control Agreements.” The purpose of base salary is to reflect job responsibilities, value to us and competitiveness of the market. Base salaries for our executive officers are determined based on the nature and responsibility of the position, salaries for comparable positions, the expertise of the individual executive, and the competitiveness of the market for the executive officer’s services.

Bonus. Bonuses are designed to motivate executives by rewarding their individual performance and contribution to our financial performance. The Company provided bonuses under a 2009 fiscal year discretionary compensation plan which was a combination of the Company’s performance for the year based on revenue and profitability goals established by the Compensation committee and on the employee’s individual performance and contributions to the Company’s success as determined by the CEO and Compensation Committee.

Long-Term Incentive Compensation. We provide long-term incentives to our executive officers through our 2005 Equity Compensation Plan, we refer to this as our Stock Option Plan. Our Stock Option Plan permits the grant of stock options and restricted stock awards. Stock options were previously granted to our Named Officers. In addition, restricted stock awards were previously granted to our Named Officers to reward performance and in accordance with their respective employment agreements. No restricted stock awards were granted to the Named Officers in 2009. The Compensation Committee or the Board may grant additional stock options or restricted stock awards to the Named Officers in the future in its discretion. We believe that long-term stock compensation is a valuable employee retention tool, encourages participants to focus on our long-term performance and provides an opportunity for executive officers and key employees to increase their stake in us through option grants. Accordingly, we have the ability to issue options and grant restricted stock according our Amended and Restated 2005 Equity Compensation Plan. Through our stock compensation programs, we aim to align our executive officers’ interests with those of our stockholders by enhancing the link between creation of stockholder value and long-term executive incentive compensation.

Previously the Compensation Committee has met on a regular and established schedule, on the second Friday of the second month of each quarter, in order to review and approve stock option grants, a process intended to be consistent with the timing of the Company’s trading window and to avoid the potential for timing inconsistencies with the release of material non-public information. The exercise price of stock options issued under our Stock Option Plan is established using the closing price as indicated on NASDAQ on the trading day immediately preceding the date of the stock option grant. Due to the change in Board composition and deregistration of the Company’s securities, the Board has taken over responsibilities regarding compensation policies and will hold meetings as necessary.

Other Elements of Compensation for Executive Officers. In order to attract and retain qualified executives, we provide executives with defined contribution retirement benefits through our 401(k) plan for which we match a certain portion of an executive’s contribution and for certain executive officers we provide automobile allowances. Details of the values of these benefits and perquisites may be found in the narratives to the summary compensation table below.

Perquisites—All Other Income. We provide our executive officers with various health and welfare programs and other employee benefits which are generally available on the same cost-sharing basis to all of our employees. However, we do not provide any significant perquisites or other benefits to our executive officers. We also provide certain of our executive officers with car allowances associated with the use of their automobiles.

Company Performance Factors

Although we provide our executive officers with salaries that are generally at (or below) competitive levels within our industry, we also provide what we believe are superior health and welfare benefits to all employees. Executive officers are subject to annual reviews, at which time increases in salary compensation are evaluated based on a number of factors, including without limitation, Company performance, individual contribution to the achievement of business key objectives, general market conditions and industry trends. Executive officers are generally eligible to receive bonuses, which are designed to reward and motivate individual performance, and to align their compensation with our overall financial performance targets, which are currently primarily focused on revenue and profitability. The Company also takes into account individual performance towards individual management objectives, which are subject to the discretion of the Chief Executive Officer and the Compensation Committee.

Benchmarking

We compare our salaries and other elements of compensation against the salaries and other compensation measures of other public companies in our industry by reviewing the proxy statements of such other companies. However, we do not prepare formal benchmarking studies.

Employment Agreements

See “2009 Executive Compensation—Employment, Termination of Employment and Change-in-Control Agreements” for a description of our employment agreements with our executives.

Compliance with Code Sections 162(m) and 409A

Code Section 162(m) denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation exceeds $1 million for a covered employee. Certain performance-based compensation that has been approved by our stockholders is not subject to this limitation. As a result, stock options granted under our Stock Option Plan are not subject to the limitations of Section 162(m). However, restricted stock awards under our Stock Option Plan generally will not be treated as performance-based compensation. Restricted stock award grants made to date under the Stock Option Plan have not been at levels that, together with other compensation, approached the $1 million limit. Also, since we retain discretion over cash bonuses, those bonuses also will not qualify for the exemption for performance-based compensation. Because none of our executive officers had compensation in excess of $1 million for 2009, Section 162(m) was not applicable.

It is also our intention to maintain our executive compensation arrangements in conformity with the requirements of Code Section 409A, which imposes certain restrictions on deferred compensation arrangements. We are in the process of reviewing and modifying, as necessary, our deferred compensation arrangements since the adoption of regulations in 2007 that implement Section 409A.

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years ended December 31, 2009, 2008 and 2007 information concerning compensation for services in all capacities awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer, our two current executive officers other than the Chief Executive Officer and Chief Financial Officer serving at the end of the 2008 fiscal year, and two former executive officers who were not executive officers at the end of the 2009 fiscal year but received levels of compensation in 2009 such that they would have been included in the three most highly compensated executive officers of the Company other than the Chief Executive Officer and the Chief Financial Officer had they been serving at the end of fiscal 2009 (the “Named Officers”).

		Cash and Other Compensation Actually Received				Including Imputed Option Award Value
Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total	Option Awards *	Total

Daniel R. Luis Chief Executive Officer	2009	$277,116	$125,000	$13,563	$415,679	$—	$415,679
	2008	271,538	100,000	106,267	477,805	1,838,746	2,316,551
	2007	210,370	32,660	14,758	257,788	—	257,788

John R. Ferron Chief Operating Officer and Chief Financial Officer	2009	267,081	125,000	12,000	404,081	—	404,081
	2008	172,947	40,000	9,002	221,949	982,986	1,204,935
	2007	—	—	—	—	—	—

Edmond Routhier President and Vice Chairman	2009	122,692	—	218,654	341,346	—	341,346
	2008	274,999	—	12,000	286,999	1,656,113	1,943,112
	2007	—	—	—	—	—	—

Michael J. Pendergast General Counsel and Corporate Secretary	2009	209,642	30,000	3,373	243,015	3,158	246,173
	2008	135,856	—	1,346	137,202	255,686	392,888
	2007	—	—	—	—	—	—

Jesse Odom Senior Vice President	2009	47,365	—	322,192	369,557	—	369,557
	2008	125,884	50,000	5,734	181,618	414,028	595,646
	2007	177,731	22,450	14,602	214,783	—	214,783

Edward Reginelli Vice President Finance	2009	214,846	42,000	1,696	258,542	—	258,542
	2008	34,731	—	485	35,216	87,001	122,217
	2007	—	—	—	—	—	—

Anthony LaRosa Vice President - Enterprise IT	2009	201,423	30,000	1,536	232,959	6,315	239,274
	2008	56,923	30,000	1,067	87,990	138,071	226,061
	2007	—	—	—	—	—	—

•	“All Other Compensation” for 2009 includes the following:

•	For Mr. Luis: $12,000 for car allowance, $1,213 for 401-K Company match and $350 gym reimbursement.

•	For Mr. Ferron: $12,000 for car allowance.

•	For Mr. Routhier: $163,943 severance payment, $49,711 personal time off payment and $5,000 for car allowance.

•	For Mr. Pendergast: $923 for Company 401-K match.

•	For Mr. Odom: $153,846 severance payment and $168,345 consulting fees.

•	For Mr. Reginelli: $1,696 for Company 401-K match.

•	For Mr. LaRosa: $1,536 for Company 401-K match.

*	The amounts reflected in this column do not reflect the actual compensation earned, awarded or paid for 2009, but instead reflect the full grant date fair value of the option awards as required by the rules of the SEC.

Grants of Plan Based Awards

The following table lists grants of plan-based awards made to our named executive officers in 2009 and related total fair value compensation for 2009.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(1)
Michael J. Pendergast	28-May-09	5,000	2.37	3,158

(1)	This column shows the full grant date fair value of option awards that we must expense in our financial statements over the respective vesting periods in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to the Company’s audited financial below.

Outstanding Equity Awards at December 31, 2009

The following table sets forth, for each of the Named Officers, information regarding stock options and stock awards outstanding at December 31, 2009.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable

Daniel R. Luis	7,192	42,708	$6.11	4.30/2018
	1,875	—	$16.00	4/5/2014
	2,500	—	$16.00	4/5/2014
	3,828	—	$23.20	12/13/2012
	2,500	—	$43.20	5/26/2012
	1,688	—	$151.20	1/15/2012
	1,978	—	$167.20	3/29/2010
	625	—	$600.00	11/19/2010
	100,000	300,000	$6.57	2/8/2018

John R. Ferron	68,750	206,250	$6.00	3/31/2018

Michael J. Pendergast	—	70,000	$6.11	4/30/2018
		5,000	$2.37	5/28/2019

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table summarizes the potential payments and benefits our Named Officers upon termination of employment without cause or under a change in control. The table below assumes the termination of employment on the last day of our fiscal year, which was December 31, 2009.

Officers	Benefits	Termination Without Cause Without Change of Control Within 3 Years of Employment

Daniel R. Luis	Salary	275,000
	Bonus	—
	Healthcare benefits	17,483
	Outplacment cost	68,750
	Option Acceleration	—

	Total	$361,233

John R. Ferron	Salary	137,500
	Bonus	—
	Healthcare benefits	17,716
	Outplacment cost	68,750
	Option Acceleration	—

	Total	$223,966

Michael J. Pendergast	Salary	53,750
	Bonus	—
	Healthcare benefits	3,610
	Outplacment cost
	Option Acceleration	—

	Total	$57,360

The value of accelerated vesting of options was estimated under the intrinsic method. Accordingly, the closing price of our common stock on December 31, 2009 was compared to the exercise prices of the applicable options to determine the spread for each option, and the spread was applied to the “in-the-money” options that were unvested as of December 31, 2009. For the purpose of this calculation, we used $0.34 per share which was the closing price on the last business day of the fiscal year. As a result of this calculation, the intrinsic value of any options which may be accelerated as a result of the termination of any of our Named Officers is $0.

Employment, Termination of Employment and Change-in-Control Agreements

On March 20, 2008, we entered into a new employment agreement with Daniel R. Luis, our Chief Executive Officer. The agreement provides that Mr. Luis will receive an initial base salary of $275,000. The Compensation Committee may award Mr. Luis additional bonus payments, option grants or restricted stock awards in its discretion. The agreement is of indefinite term, and provides for an annual salary review, at which time the salary paid under the agreement may be increased (but not decreased ) in the discretion of the Compensation Committee. In the event that Mr. Luis is terminated without cause or resigns for good reason (as each such term is defined in the agreement), he shall be entitled to receive enhanced severance, in an amount equal to one year’s base salary, as well as the right to continue in the Company’s health and welfare benefit plans for one year after termination and 90 days’ outplacement services at a level commensurate with his position. In the event of a change of control of the Company, as defined in the employment agreement, 25% of the Mr. Luis’ then-unvested stock options shall immediately vest. In addition, after a change of control of the Company, all remaining unvested stock of the subject executive shall immediately vest if (a) Mr. Luis’ aggregate compensation is substantially diminished, or (b) Mr. Luis is required to relocate more than 100 miles from his then-current residence in order to continue to perform his duties. Mr. Luis also receives a $1,000 per month expense allowance and is reimbursed for additional business travel and entertainment expenses incurred in connection with his duties. The employment agreement also contains certain confidentiality provisions and requires that we maintain standard directors and officers insurance in the same amount as we maintain for other directors and officers.

On April 9, 2010, the severance provision of Mr. Ferron’s employment contract was amended reducing the payment amount equal to the fifty percent (50%) of Executive’s then-current annual Base Salary, less withholding taxes and applicable deductions, payable in a lump sum, within thirty (30) days of the date Executive’s employment is terminated. Upon the execution of this Amendment, Mr. Ferron received a bonus in an amount equal to fifty percent (50%) Executive’s current annual Base Salary, less withholding taxes and applicable deductions, payable in a lump sum.

Compensation of Directors

For 2009, each of our non-employee directors was granted a stock option to purchase 25,000 shares of common stock. The options have a ten year term and were granted with an exercise price equal to the closing price of our common stock on the date the option was granted. The stock options vest in four quarterly installments commencing one quarter after the date on which the options were granted. Other than as noted above, our directors did not receive any compensation in connection with their service to the Board in 2009.

Directors who are also employees of the company are not additionally compensated for their services as directors. Their compensation is summarized in the Summary Compensation Table appearing under the caption “2009 Executive Compensation—Summary Compensation Table.”

The following table summarizes the compensation we paid in 2009 to our non-employee directors (i.e., all our directors other than Daniel R. Luis).

Name	Total Option Awards ($)(1)

Behdad Eghbali	$3,482

Steven C. Chang(2)	3,482

Steven Eskenazi(2)	3,482

William McDonagh(2)	3,482

(1)	Represents the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the fair value of the option awards are set forth in footnote 1 of the Summary Compensation Table above.
(2)	Steven Chang resigned as a director on March 3, 2010; Steven Eskenazi resigned as a director on March 10, 2010; and William McDonagh resigned as a director on December 2, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of June 9, 2010 about stockholders whom we believe are the beneficial owners of more than five percent of our outstanding voting securities, as well as information regarding stock ownership by our directors, Named Officers and our directors and Named Officers as a group. As of June 9, 2010, we had 9,218,542 shares of common stock outstanding, 7,736,944 shares of Series A Preferred Stock outstanding, which were convertible into 47,727,686 shares of common stock and 3,333,333 shares of Series B Preferred Stock outstanding, which is convertible into 35,250,250 shares of common stock. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of voting securities that he, she or it beneficially owns. The holders of our shares of common stock, Series A Preferred Stock and Series B Preferred Stock are entitled to one vote for each outstanding share on matters submitted to our shareholders. Shares covered by stock options are included in the table only to the extent that such options were exercisable as of June 9, 2010 or become exercisable within 60 days after such date. Except as otherwise noted below, the address of each person or entity named in the following table is c/o Purple Communications, Inc., 595 Menlo Drive, Rocklin, California 95765.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock as of June 9, 2010		Percent of Class (2)	Amount and Nature of Beneficial Ownership of Preferred Stock as of June 9, 2010		Percent of Class(3)

CCP A, L.P.(4)	148,214,108	(5)	94.3%	81,249,863	(6)	97.9%

Clearlake Capital Partners, LLC, CCG Operations, LLC, Steven C. Chang, Behdad Eghbali and José E. Feliciano(4)	150,042,181	(7)	94.3%	82,977,936	(8)	100%

Caymus Investment Group, LLC, Edmond Routhier, Steven Eskenazi, Matthew Ockner, William McDonagh, John Clark, Fritz Beesemyer, Greg Bronstein, Bill Coleman, Brendan McAninch, Kurt Schusterman, Raj Venkatesan and John Zeisler(9)	3,300,320	(10)	35.8%	—		—

Ronald and Denise Obray	2,431,134	(11)	26.4%	—		—

Behdad Eghbali (4)	150,042,181	(12)	94.3%	82,977,936	(13)	100%

Daniel R. Luis	403,757	(14)	4.2%	—		—

John R. Ferron	176,145	(15)	1.9%	—		—

Michael J. Pendergast	18,750	(16)	*	—		—

Jose Feliciano(4)	148,214,108	(17)	94.3%	81,249,863	(18)	97.9%

Aaron Dobrinksy	—		—	—		—

All current directors and current executive officers as a group (8 persons)	153,071,967	(19)	95.9%	82,977,936	(19)	100%

*	Less than one percent.
(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of stock shown as beneficially owned by such stockholder.
(2)	Applicable percentage of ownership is based on an aggregate of 9,218,542 shares of common stock outstanding on June 9, 2010, plus any stock options and warrants held by each such holder that are exercisable as of June 9, 2010 or become exercisable within 60 days after such date, plus the aggregate number of shares of common stock into which any shares of Series A preferred stock or Series B preferred stock held by the holder are convertible.
(3)	Applicable percentage of ownership is based on an aggregate of 47,727,686 shares of common stock issuable upon the conversion of the Series A preferred stock and 35,250,250 shares of common stock issuable upon the conversion of the Series B preferred stock.
(4)	The business address of CCP A, L.P., Clearlake Capital Partners, LLC, CCG Operations, LLC and Messrs. Chang, Eghbali and Feliciano is 650 Madison Avenue, 23rd Floor, New York, New York 10022.

(5)	Consists of 297,585 shares of common stock, warrants to purchase 66,666,660 shares of common stock, 7,456,480 shares of Series A preferred stock and 3,333,333 shares of Series B preferred stock held directly by CCP A, L.P. (“CCP A”). The shares of Series A preferred stock and Series B preferred stock accrue cumulative cash dividends of 8% and 12% per annum, respectively, compounded quarterly. In the event that there are any accrued dividends that have not been paid in cash at the time a share of Series A preferred stock or Series B preferred stock is converted into common stock, the holder of the share of Series A preferred stock or Series B preferred stock being converted is entitled to receive a number of additional shares of common stock equal to such accrued but unpaid dividends divided by the then-applicable conversion price. As of June 9, 2010, the 7,456,480 shares of Series A preferred stock held by CCP A, together with accrued and unpaid dividends thereon, were convertible into 45,999,613 shares of common stock, and the 3,333,333 shares of Series B preferred stock were convertible into 35,250,250 shares of common stock.
(6)	Consists of 7,456,480 shares of Series A preferred stock and 3,333,333 shares of Series B preferred stock held directly by CCP A. See footnote 5 above. As of June 9, 2010, the 7,456,480 shares of Series A preferred stock held by CCP A, together with accrued and unpaid dividends thereon, were convertible into 45,999,613 shares of common stock, and the 3,333,333 shares of Series B preferred stock were convertible into 35,250,250 shares of common stock.
(7)	Includes 297,585 shares of common stock, warrants to purchase 66,666,660 shares of common stock, 7,456,480 shares of Series A preferred stock and 3,333,333 shares of Series B preferred stock held directly by CCP A and 280,464 shares of Series A preferred stock held directly by Clearlake Capital Partners I Co-Investment Fund, LLC (f/k/a Clearlake Capital GoAmerica Coinvestment, LLC (“Clearlake Coinvestment”)). These shares may be deemed to be beneficially owned by Clearlake Capital Partners, LLC (“Clearlake Capital”), CCG Operations, LLC (“CCG”), Steven C. Chang, Behdad Eghbali and Jose E. Feliciano because (i) Clearlake Capital is the general partner of CCP A, (ii) CCG is the managing member of Clearlake Capital, (iii) Mr. Chang and Mr. Feliciano are the managers of CCG, (iv) Clearlake Capital Group, L.P. is the manager of Clearlake Coinvestment, (v) CCG is the general partner of Clearlake Capital Group, L.P. and (vi) Mr. Eghbali holds the title of an Authorized Person at CCG. As of June 9, 2010, the total of 7,736,944 shares of Series A preferred stock were convertible into 47,727,686 shares of common stock and the 3,333,333 shares of Series B preferred stock were convertible into 35,250,250 shares of common stock. Each of the reporting persons disclaims beneficial ownership of the reported securities, except to the extent of their pecuniary interest therein. The shares listed also include the following: 50,000 shares of common stock issuable upon exercise of stock options that were granted to Mr. Chang in his capacity as director of the Company and that were issued to Clearlake Capital at Mr. Chang’s request and 50,000 shares of common stock issuable upon exercise of stock options were granted to Behdad Eghbali in his capacity as director of the Company and that were issued to Clearlake Capital at Mr. Eghbali’s request, all of which are exercisable as of June 9, 2010, or become exercisable within 60 days after such date. These options and shares of common stock may also be deemed to be beneficially owned by Clearlake Capital, CCG, Mr. Chang, Mr. Eghbali and Mr. Feliciano because (i) Mr. Chang and Mr. Eghbali are employees of Clearlake Capital, (ii) CCG is the managing member of Clearlake Capital and (iii) Mr. Chang and Mr. Feliciano are the managers of CCG.
(8)	Consists of 7,456,480 shares of Series A preferred stock and 3,333,333 shares of Series B preferred stock held directly by CCP A and 280,464 shares of Series A preferred stock held directly by Clearlake Coinvestment. See footnotes 5 and 7 above. As of June 9, 2010, the total of 7,736,944 shares of Series A preferred stock were convertible into 47,727,686 shares of common stock and the 3,333,333 shares of Series B preferred stock were convertible into 35,250,250 shares of common stock.
(9)	The business address of Caymus Investment Group, LLC (“Caymus”) and the above-mentioned parties is c/o Edmond Routhier, 595 Menlo Drive, Rocklin, California, 95765.
(10)	Based on the information set forth in a Schedule 13D filed by Caymus with the SEC on January 23, 2008, Caymus is the beneficial owner of 453,047 shares of common stock. Mr. Routhier is the sole managing member of Caymus and, as a result of his position, has the power to cause the voting and/or disposition of the shares beneficially owned by Caymus. Caymus and Mr. Routhier have voting and dispositive power over the entire 453,047 shares. Each individual has sole voting power over the following shares of common stock registered in such person’s name: Mr. Beesemyer: 49,178 shares; Mr. Bronstein: 126,752 shares; Mr. Clark: 370,771 shares; Mr. Coleman: 116,251 shares; Mr. Eskenazi: 447,091 shares; Mr. McAninch: 56,937 shares; Mr. McDonagh: 206,517 shares; Mr. Ockner: 398,204 shares; Mr. Routhier: 875,323 shares; Mr. Schusterman: 67,975 shares; Mr. Venkatesan: 24,588 shares; and Mr. Zeisler: 107,686 shares. These individuals have shared dispositive power over the entire 3,300,320 shares pursuant to a Transfer Restriction Agreement, dated December 21, 2007. Pursuant to the Transfer Restriction Agreement, the reporting persons agreed not to sell, transfer or otherwise dispose of any of their reported shares (which were acquired in connection with the Company’s acquisition of Hands On by merger) for a period of four years following consummation of the merger, unless the shares are sold, transferred or otherwise disposed of in concert on a per rata basis at the direction of at least two of the three individuals: Messrs. Eskenazi, Ockner or Routhier. Each individual disclaims beneficial ownership of all shares except those held in his name over which he has sole voting power.
(11)	Based on information set forth in a Schedule 13D filed with the SEC on January 22, 2008, the Obrays have shared and dispositive power over the entire 2,431,134 shares of common stock.

(12)	Behdad Eghbali is an employee of and holds the title of Authorized Person at CCG, which serves as Managing Member of Clearlake Capital, which serves as General Partner of CCP A, which is the registered holder of 297,585 shares of common stock, warrants to purchase 66,666,660 shares of common stock, 7,456,480 shares of Series A preferred stock and 3,333,333 shares of Series B preferred stock. Clearlake Coinvestment is the registered holder of 280,464 shares of Series A preferred stock. See footnotes 5 and 7 above. As of June 9, 2010, the total 7,736,944 shares of Series A preferred stock were convertible into 47,727,686 shares of common stock and the 3,333,333 shares of Series B preferred stock were convertible into 35,250,250 shares of common stock. Behdad Eghbali disclaims beneficial ownership of the shares beneficially owned by CCG, Clearlake Capital and CCP A, except to the extent of his pecuniary interest therein. Also includes 100,000 shares of common stock covered by an option exercisable by Clearlake Capital as of June 9, 2010 or within 60 days after such date.
(13)	Consists of 7,456,480 shares of Series A preferred stock and 3,333,333 shares of Series B preferred stock held directly by CCPA and 280,464 shares of Series A preferred stock held directly by Clearlake Coinvestment. See footnotes 5, 7 and 14 above. As of June 9, 2010, the total 7,736,944 shares of Series A preferred stock, together with accrued and unpaid dividends thereon, were convertible into 47,727,686 shares of common stock and the 3,333,333 shares of Series B preferred stock were convertible into 35,250,250 shares of common stock.
(14)	Consists of 82,300 shares of common stock held directly by Mr. Luis and 321,457 shares of common stock covered by options exercisable by Mr. Luis as of June 9, 2010 or within 60 days after such date.
(15)	Consists of 10,000 shares of common stock held directly by Mr. Ferron and 166,145 shares of common stock subject to options exercisable by Mr. Ferron as of June 9, 2010 or within 60 days after such date.
(16)	Consists of 18,750 shares of common stock covered by options exercisable by Mr. Pendergast as of June 9, 2010 or within 60 days after such date.
(17)	Jose Feliciano is a manager of CCG, which is the managing member of Clearlake Capital. Clearlake Capital is the general manager of CCP A, which is the registered holder of 297,585 shares of common stock, warrants to purchase 66,666,660 shares of common stock, 7,456,480 shares of Series A preferred stock and 3,333,333 shares of Series B preferred stock. See footnotes 5 and 7 above. As of June 9, 2010, the 7,456,480 shares of Series A preferred stock held by CCP A, together with accrued and unpaid dividends thereon, were convertible into 45,999,613 shares of common stock and the 3,333,333 shares of Series B preferred stock were convertible into 35,250,250 shares of common stock. Jose Feliciano disclaims beneficial ownership of the shares beneficially owned by CCG, Clearlake Capital and CCP A, except to the extent of his pecuniary interest therein. Also includes 100,000 shares of common stock covered by options exercisable by Clearlake Capital as of June 9, 2010 or within 60 days after such date.
(18)	Consists of 7,456,480 shares of Series A preferred stock and 3,333,333 shares of Series B preferred stock held directly by CCP A. See footnote 5 above. As of June 9, 2010, the 7,456,480 shares of Series A preferred stock held by CCP A, together with accrued and unpaid dividends thereon, were convertible into 45,999,613 shares of common stock, and the 3,333,333 shares of Series B preferred stock were convertible into 35,250,250 shares of common stock.
(19)	See the footnotes above.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We are party to that certain Second Lien Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Second Lien Credit Agreement”), dated as of January 10, 2008, by and among Purple, as borrower, the lenders from time to time party thereto (the “Second Lien Lenders”), and Clearlake Capital Group, L.P., as administrative agent (“Clearlake”), which is a beneficial owner of more than 10% of the Company’s common stock.

On November 4, 2009, we entered into a Forbearance Agreement and Fourth Amendment to the Second Lien Credit Agreement (the “Second Lien Forbearance Agreement” and, together with the First Lien Forbearance Agreement, the “Forbearance Agreements”), pursuant to which (1) Clearlake agreed to allow us to pay in kind interest due and payable under the Second Lien Credit Agreement from July 1, 2009 through June 30, 2010, (2) the Second Lien Lenders agreed to refund us cash interest actually paid by us to the Second Lien Lenders in the amount of $0.7 million, and (3) Clearlake and the Second Lien Lenders agreed to forbear from exercising their rights and remedies in respect of certain events of default under the Second Lien Credit Agreement until November 20, 2009.

We entered into the Fifth Amendment, Consent and Waiver to the Second Lien Credit Agreement (the “Fifth Amendment to Second Lien Credit Agreement”), dated as of December 22, 2009, among Purple, as borrower, the other loan parties thereto, the Second Lien Lenders, and Clearlake. The Fifth Amendment to Second Lien Credit Agreement became effective as of December 21, 2009 (except for a certain provision dealing with interest rates, which became effective as of September 30, 2009).

Pursuant to the Fifth Amendment to Second Lien Credit Agreement, the Second Lien Agent and the Second Lien Lenders agreed to waive, subject to conditions, certain existing events of default under the Second Lien Credit Agreement and consented to a proposed amendment to our certificate of incorporation to increase the authorized shares of common stock and preferred stock.

Pursuant to the Fifth Amendment to Second Lien Credit Agreement, the following terms of the Second Lien Credit Agreement were amended as follows:

(1) PIK Interest Period. The PIK Interest Period is now July 1, 2009 through December 31, 2010. Previously, it was July 1, 2009 through June 30, 2010.

(2) Applicable Margin. The Applicable Margin was (a) 13.5% for the period July 1, 2009 through December 20, 2009, (b) 14.0% for the period December 21, 2009 through December 31, 2010, and (c) 11.0% otherwise. Previously, the Applicable Margin was 13.5% through June 30, 2010 and 9% otherwise.

(3) Financial Covenants. The financial covenants now include a maximum Consolidated Leverage Ratio, a limit on Capital Expenditures, and a minimum Consolidated Fixed Charge Coverage Ratio. The minimum Revolver Availability plus cash and unrestricted Cash Equivalents covenant has been eliminated. Certain related definitions have been revised or added and the covenant levels have been adjusted.

On December 14, 2009, we entered into a Series B Preferred Stock Purchase Agreement (the “Purchase Agreement”), with CCP A, L.P., a current stockholder of the Company (“Purchaser”) and an affiliate of Clearlake, pursuant to which we agreed to sell and issue to the Purchaser, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), up to an aggregate of 3,333,333 in shares of our Series B Preferred Stock, $0.01 par value (the “Preferred Shares”), in two tranches (the “Private Placement”) for aggregate consideration of up to $5.0 million. The initial closing of the Private Placement (the “Initial Closing”) occurred on December 14, 2009, at which time we issued and sold an aggregate of 1,333,333 Preferred Shares (the “Initial Closing Shares”) for aggregate consideration of $2.0 million. The second closing under the Purchase Agreement for an additional 2,000,000 Preferred Shares for consideration of $3.0 million occurred on December 22, 2009.

Item 14. Principal Accountant Fees and Services.

WithumSmith+Brown, PC has served as the independent registered public accounting firm of the Company and its subsidiaries since 2002. The following presents a summary of the 2009 and 2008 fees billed by WithumSmith+Brown, PC:

	2009	2008
Audit Fees(1)	$409,267	$474,223
Audit-Related Fees(2)	43,164	5,359
Tax Fees(3)	—	—
All Total Other Fees(4)	34,502	—

Total Fees	$486,933	479,582

(1)	Fees and expenses billed by WithumSmith+Brown, PC for our annual audit, including the audit of our annual financial statements, review of our quarterly financial statements and review of the regulatory filings of the Company with the SEC.
(2)	Fees and expenses for assurance and related services that are reasonably related to the performance of the audit of our financial statements.
(3)	Fees billed for professional services for tax related matters.
(4)	Fees and expense for services other than as described above.

Pre-Approval Policies and Procedures

All services rendered by WithumSmith+Brown, PC were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee for 2009 in accordance with its pre-approval policy. The Audit Committee has established a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditors. The policy requires the Audit Committee to approve each audit or non-audit engagement or accounting project involving the independent auditors, and the related fees, prior to commencement of the engagement or project to make certain that the provision of such services does not impair the firm’s independence. Approval of such engagements may be provided in person at regularly scheduled meetings or, for certain services, by email upon the affirmative assent thereto by at least two members of the Audit Committee so long as no member objects thereto. In the case of an objection, approval must be obtained at an in-person meeting of the Audit Committee.

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

Reference is made to the Exhibit Index on Page 55.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of June, 2010.

PURPLE COMMUNICATIONS, INC.

By:	/S/ DANIEL R. LUIS
Daniel R. Luis,
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Luis and John R. Ferron, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BEHDAD E GHBALI	Chairman of the Board	June 24, 2010
Behdad Eghbali

/S/ DANIEL R. LUIS	Chief Executive Officer	June 24, 2010
Daniel R. Luis	(Principal Executive Officer)

/S/ RONALD OBRAY	President and Vice Chairman	June 24, 2010
Ronald Obray

/S/ JOHN FERRON	President, Chief Operating Officer & Chief Financial Officer (Principal Accounting Officer)	June 24, 2010
John Ferron

/S/ JOSE FELICIANO	Director	June 24, 2010
Jose Feliciano

/S/ AARON DOBRINSKY	Director	June 24, 2010
Aaron Dobrinsky

EXHIBIT INDEX ‡

ITEM 15(b)

Exhibit No.	Description of Exhibits
2.1	Asset Purchase Agreement, dated as of August 1, 2007, by and between MCI Communications Services, Inc. and GoAmerica Relay Services Corp. (formerly Acquisition 1 Corp.) (incorporated by reference to Annex A to Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on November 9, 2007).

2.2	Amended and Restated Stock Purchase Agreement, dated as of September 12, 2007, by and between Registrant and the Investors parties thereto (incorporated by reference to Annex B to Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on November 9, 2007).

2.3	Agreement and Plan of Merger, dated as of September 12, 2007, by and among Registrant, HOVRS Acquisition Corporation, Hands On Video Relay Services, Inc. and Bill M. McDonagh, as Stockholder Representative, as amended (incorporated by reference to Annex D to Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on November 9, 2007).

3.1	Fourth Amended and Restated Certificate of Incorporation of Registrant, as filed with the Secretary of State of the State of Delaware on June 26, 2008 (filed herewith).

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Registrant, as filed with the Secretary of State of the State of Delaware on February 6, 2009 (filed herewith).

3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Registrant, as filed with the Secretary of State of the State of Delaware on March 26, 2010 (filed herewith).

3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock as filed with the Secretary of State of the State of Delaware on December 14, 2009 (filed herewith).

3.5	Amended and Restated By-laws of Registrant (as amended and restated through June 25, 2008) (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2008).

4.1	Form of Warrant issued to CCP A, L.P. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009).

Exhibit No.	Description of Exhibits
4.2	Purchase Agreement, dated as of December 19, 2003, by and between Registrant and the Investors set forth therein (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003).

4.3	Registration Rights Agreement, dated as of December 19, 2003, by and between Registrant and the Investors set forth therein (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003).

10.1†	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers (filed herewith).

10.2†	Executive Employment Agreement by and between Registrant and Daniel R. Luis, dated as of March 19, 2008 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2008).

10.3†	Employment Agreement by and between Registrant and Aaron Dobrinsky, dated as of May 6, 2002 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2002 (File No. 000-29359)), as amended by Amendment No. 1, dated as of March 10, 2004 (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2004).

10.4†	Executive Employment Agreement, dated April 1, 2008, by and between Registrant and John Ferron (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2008).

10.5†	Separation Agreement and Mutual General Release, dated July 17, 2008, by and between Jesse Odom and the Company (incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009).

10.6†	Agreement to Separation Agreement and Release Terms, dated February 10, 2009, by and between Carol Barnhart and the Company (incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009).

10.7†	Separation Agreement and General Release, dated as of May 22, 2009, by and between Registrant and Edmond Routhier (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2009).

10.8†	1999 Stock Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Registration Statement on Form S-1 (File No. 333-94801) filed with the Securities and Exchange Commission on January 18, 2000).

10.9†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Registration Statement on Form S-1 (File No. 333-94801) filed with the Securities and Exchange Commission on January 18, 2000).

Exhibit No.	Description of Exhibits
10.10†	2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2008).

10.11	Amended and Restated Investor Rights Agreement, dated as of January 10, 2008, by and among Registrant, certain affiliates of Clearlake Capital Partners and certain former shareholders of Hands On Video Relay Services, Inc. (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008).

10.12	Lock-Up and Registration Rights Agreement, dated January 10, 2008, by and among Registrant and certain former stockholders of Hands On Video Relay Services, Inc. (incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008).

10.13	Series B Preferred Stock Purchase Agreement, dated as of December 14, 2009, by and between Registrant and CCP A, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009).

10.14	Credit Agreement, dated as of January 10, 2008, by and among Registrant as borrower, the lenders party thereto, Churchill Financial LLC, as administrative agent, and Ableco Financial LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008).

10.15	Second Lien Credit Agreement, dated as of January 10, 2008, by and among Registrant, as borrower, the lenders party thereto and Clearlake Capital Group, L.P., as administrative agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008).

10.16	Guaranty and Security Agreement, dated as of January 10, 2008, by and among Registrant, as borrower, each grantor from time to time party thereto, and Ableco Financial LLC, as collateral agent (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008).

10.17	Second Lien Guaranty and Security Agreement, dated as of January 10, 2008, by and among Registrant, as borrower, each grantor from time to time party thereto, and Clearlake Capital Group, L.P., as administrative agent (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008).

10.18	First Amendment and Waiver to Credit Agreement, dated May 2, 2008, by and among Registrant, the lenders party thereto, Churchill Financial LLC, as administrative agent, and Ableco Finance LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2008).

Exhibit No.	Description of Exhibits
10.19	First Amendment and Waiver to Second Lien Credit Agreement, dated May 1, 2008, by and among the lenders party thereto, Registrant and Clearlake Capital Group, L.P., as administrative agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2008).

10.20	Second Amendment to Credit Agreement, dated June 12, 2008, by and among Registrant, the lenders party thereto, Churchill Financial LLC, as administrative agent, and Ableco Finance LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 2, 2008).

10.21	Second Amendment to Second Lien Credit Agreement, dated June 12, 2008, by and among the lenders party thereto, Registrant and Clearlake Capital Group, L.P., as administrative agent, (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 2, 2008).

10.22	Third Amendment and Consent to First Lien Credit Agreement, dated December 3, 2008, by and among Registrant, the lenders party thereto, Churchill Financial LLC, as administrative agent, and Ableco Finance LLC, as collateral agent (incorporated by reference to Exhibit 10.1 Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2008).

10.23	Third Amendment and Consent to Second Lien Credit Agreement, dated December 8, 2008, by and among the lenders party thereto, Registrant and Clearlake Capital Group, L.P., as administrative agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2008).

10.24	Forbearance Agreement and Fourth Amendment to Credit Agreement, dated as of October 15, 2009, by and among Registrant, as borrower, the Lenders from time to time party thereto, the other loan parties thereto, the letter of credit issuers from time to time party thereto, Churchill Financial LLC, as administrative agent, and Ableco Finance LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009).

10.25	First Amendment to Forbearance Agreement and Fourth Amendment to Credit Agreement, dated as of October 30, 2009, by and among Registrant, as borrower, the Lenders from time to time party thereto, the other loan parties thereto, the letter of credit issuers from time to time party thereto, Churchill Financial LLC, as administrative agent, and Ableco Finance LLC, as collateral agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009).

10.26	Second Amendment to Forbearance Agreement and Fourth Amendment to Credit Agreement, dated as of November 4, 2009, by and among Registrant, as borrower, the Lenders from time to time party thereto, the other loan parties thereto, the letter of credit issuers from time to time party thereto, Churchill Financial LLC, as administrative agent, and Ableco Finance LLC, as collateral agent (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009).

Exhibit No.	Description of Exhibits
10.27	Third Amendment to Forbearance Agreement and Fourth Amendment to Credit Agreement, dated as of November 20, 2009 by and among Registrant, as borrower, the Lenders from time to time party thereto, the other loan parties thereto, the letter of credit issuers from time to time party thereto, Churchill Financial LLC, as administrative agent, and Ableco Finance LLC, as collateral agent (filed herewith).

10.28	Fourth Amendment to Forbearance Agreement and Fourth Amendment to Credit Agreement, dated as of December 1, 2009 by and among Registrant, as borrower, the Lenders from time to time party thereto, the other loan parties thereto, the letter of credit issuers from time to time party thereto, Churchill Financial LLC, as administrative agent, and Ableco Finance LLC, as collateral agent (filed herewith).

10.29	Fifth Amendment to Forbearance Agreement and Fourth Amendment to Credit Agreement, dated as of December 11, 2009 by and among Registrant, as borrower, the Lenders from time to time party thereto, the other loan parties thereto, the letter of credit issuers from time to time party thereto, Churchill Financial LLC, as administrative agent, and Ableco Finance LLC, as collateral agent (filed herewith).

10.30	Forbearance Agreement and Fourth Amendment to the Second Lien Credit Agreement, dated as of November 4, 2009, by and among Registrant, as borrower, the lenders from time to time party thereto, the other loan parties thereto, and Clearlake Capital Group, L.P., as administrative agent (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009).

10.31	First Amendment to Forbearance Agreement and Fourth Amendment to Second Lien Credit Agreement, dated as of November 20, 2009, by and among Registrant, as borrower, the lenders from time to time party thereto, the other loan parties thereto, and Clearlake Capital Group, L.P., as administrative agent (filed herewith).

10.32	Second Amendment to Forbearance Agreement and Fourth Amendment to Second Lien Credit Agreement, dated as of December 1, 2009 by and among Registrant, as borrower, the lenders from time to time party thereto, the other loan parties thereto, and Clearlake Capital Group, L.P., as administrative agent (filed herewith).

10.33	Third Amendment to Forbearance Agreement and Fourth Amendment to Second Lien Credit Agreement, dated as of December 11, 2009 by and among Registrant, as borrower, the lenders from time to time party thereto, the other loan parties thereto, and Clearlake Capital Group, L.P., as administrative agent. (filed herewith)

10.34	Fifth Amendment, Consent and Waiver to Credit Agreement, dated as of December 22, 2009 by and among Registrant, as borrower, the lenders from time to time party thereto, the other loan parties thereto, the letter of credit issuers from time to time party thereto, Churchill Financial LLC, as administrative agent, and Ableco Finance LLC, as collateral agent (filed herewith)

Exhibit No.	Description of Exhibits
10.35	Fifth Amendment, Consent and Waiver to Second Lien Credit Agreement, dated as of December 22, 2009, by and among Registrant, as borrower, the lenders from time to time party thereto, the other loan parties thereto, and Clearlake Capital Group, L.P., as administrative agent (filed herewith).

21.1	Subsidiaries of Registrant (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1	Federal Communications Commission Order issued by the Consumer and Governmental Affairs Bureau, adopted September 18, 2009 (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009).

99.2	Petition for Rulemaking to Clarify Rules filed by Registrant on August 12, 2009 with the Federal Communications Commission (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009).

†	Each of these exhibits constitutes a management contract, compensatory plan or arrangement.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors,

Purple Communications, Inc.

We have audited the accompanying consolidated balance sheets of Purple Communications, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2009 and 2008 as listed in the index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Purple Communications, Inc. as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has restated their revenue and net loss for 2008. In addition, restated information for certain quarterly periods is disclosed in Notes 3 and 17.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $128,683, generated negative cash flows from operations of $9,327, has a negative working capital of $88,317 and has a stockholders’deficit of $430,188 as of December 31, 2009 (all amounts in thousands). In addition, the Company has amounts due the United States Government, which if the Company is not able to reach satisfactory terms at the conclusion of the Standstill Agreement (see Note 3 and 19), will be unable to fund. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey
June 24, 2010

PURPLE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	2009	(restated) 2008
Assets
Current assets:
Cash and cash equivalents	$2,448	$13,246
Accounts receivable, less allowance for doubtful accounts of $792 and $377 in 2009 and 2008, respectively	18,813	15,463
Merchandise inventories	232	385
Other current assets	2,026	1,216

Total current assets	23,519	30,310

Restricted cash	—	350
Property, equipment and leasehold improvements, net	6,798	7,674
Goodwill	—	70,295
Identifiable intangible assets, net	26,402	56,485
Deferred financing costs	1,819	675
Other assets	367	192

Total	$58,905	$165,981

Liabilities & stockholders equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$41,281	$28,087
Current portion of long term debt, net of discount of $1,582 and $-0- in 2009 and 2008, respectively	$67,014	400
Borrowings on revolving line of credit	3,400	—
Other current liabilities	141	190

Total current liabilities	111,836	28,677

Accrued preferred dividends	6,858	3,271
Long term debt less current portion, net of discount of $-0- and $1,934 in 2009 and 2008, respectively	—	67,266
Other long term liabilities	80	975

Commitments and contigencies

Temporary equity:
Series A redeemable convertible preferred stock, $.01 par value, issued and outstanding: 7,736,944 shares in 2009 and 2008 (liquidation value $46,838), net of discount of $609 and $808 as of December 31, 2009 and 2008, respectively	39,391	39,192
Series B redeemable convertible preferred stock, $.01 par value, issued and outstanding: 3,333,333 and -0- shares in 2009 and 2008, respectively (liquidation value $5,020), net of discount of $5,000 and -0- as of December 31, 2009 and 2008, respectively	—	—

Total temporary equity	39,391	39,192

Stockholders' equity (deficit):
Common stock, $.01 par value, authorized: 50,000,000 shares in 2009 and 2008; issued: 9,218,542 and 9,184,387 in 2009 and 2008, respectively	92	92
Additional paid-in capital	331,095	324,636
Accumulated deficit	(430,188)	(297,918)
Treasury stock, at cost, 42,782 and 30,062 shares, in 2009 and 2008, respectively	(259)	(210)

Total stockholders' equity (deficit)	(99,260)	26,600

Total	$58,905	$165,981

See accompanying Notes to Consolidated Financial Statements

PURPLE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	2009	(restated) 2008
Revenue:
Relay and interpreting	$109,166	$118,527
Other	—	830

Total revenue	109,166	119,357
Cost and expenses:
Cost of relay and interpreting	72,387	74,566
Cost of other	—	1,011
Sales and marketing	15,593	11,758
Research and development	4,581	3,290
General and administrative	31,009	29,146
Depreciation and amortization	7,454	2,051
Amortization of intangible assets	6,860	6,519
Asset impairment-goodwill	70,295	—
Asset impairment-intangible assets	23,223	—

Total costs and expenses	231,402	128,341

Loss from operations	(122,236)	(8,984)
Other expense (income):
Gain on sale of equipment	—	(33)
Loss on interest rate cap agreement	4	131
Interest expense, net	7,263	7,341

Loss before income taxes	(129,503)	(16,423)
Income tax provision (benefit), net	(820)	(683)

Net loss	(128,683)	(15,740)
Preferred Dividends	3,587	3,221

Net Loss applicable to common stockholders	$(132,270)	$(18,961)

Basic and Diluted net loss per share	$(14.67)	$(2.11)

Weighted average shares used in computation of basic and diluted net loss per share	9,017,030	8,976,403

See accompanying Notes to Consolidated Financial Statements

PURPLE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid in Capital	Accumulated deficit	Treasury Stock		Total Stockholders Equity (Deficit)
	Number of Shares	Amount			Number of Shares	Amount
Balance at December 31, 2007	2,486,668	25	287,210	(278,957)	24,063	(186)	8,092
Issuance of common stock pursuant to the HOVRS acquisition	6,696,466	67	34,554	—	—	—	34,621
Issuance of common stock pursuant to exercise of options	1,253	—	5	—	—	—	5
Stock based compensation	—	—	3,060	—	—	—	3,060
Repurchase of treasury shares	—	—	—	—	5,999	(24)	(24)
Series A preferred stock accretion			(193)				(193)
Accrued preferred dividend				(3,221)			(3,221)
Net loss (restated)	—	—	—	(15,740)	—	—	(15,740)

Balance at December 31, 2008 - (restated)	9,184,387	92	324,636	(297,918)	30,062	(210)	26,600
Issuance of common stock pursuant to warrant exercise	34,155	—	—	—	—	—	—
Stock based compensation	—	—	1,658	—	—	—	1,658
Repurchase of treasury shares	—	—	—	—	12,720	(49)	(49)
Series A preferred stock accretion			(199)				(199)
Warrants issued			5,000				5,000
Accrued preferred dividend	—	—	—	(3,587)	—	—	(3,587)
Net loss	—	—	—	(128,683)	—	—	(128,683)

Balance at December 31, 2009	9,218,542	$92	$331,095	$(430,188)	42,782	$(259)	$(99,260)

See accompanying Notes to Consolidated Financial Statements.

PURPLE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

	2009	(restated) 2008
Operating activities
Net profit/(loss)	$(128,683)	$(15,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	7,454	2,051
Amortization of intangible assets (goodwill)	6,860	6,519
Asset impairment - goodwill	70,295	—
Asset impairment - intangible assets	23,223	—
Amortization of debt discount and deferred financing costs	548	529
Increase in provision for losses on accounts receivable	589	350
Non-cash employee compensation	1,658	3,060
Loss on interest rate cap agreement	4	131
Interest paid in kind	2,396	—
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	(3,939)	298
Decrease/(increase) in inventory	153	(180)
Decrease/(increase) in other assets	(2,329)	2,269
Increase/(decrease) in accounts payable, accrued expense and other liabilities	12,444	6,403
Increase/(decrease) in deferred revenue	—	(94)

Net cash provided (used) in operating activities	$(9,327)	5,596

Investing activities
Restricted cash deposits	350	(150)
Acquisiton of businesses, net of acquired cash	—	(7,659)
Purchase of property, equipment and leasehold improvements	(6,578)	(4,772)

Net cash provided (used) in investing activities	$(6,228)	(12,581)

Financing activities
Proceeds from the issuance of debt	—	16,745
Proceeds from sale of common stock and stock purchase warrants	—	5
Payments made on long term debt	(3,400)	(400)
Proceeds on Revolver	3,400	—
Proceeds from sale of preferred stock	5,000	1,700
Payments made on capital lease obligations	(194)	(163)
Purchase of treasury shares	(49)	(24)

Net cash provided (used) by financing activities	$4,757	17,863

Increase/(Decrease) in cash and cash equivalents	(10,798)	10,878
Cash and cash equivalents at beginning of period	13,246	2,368

Cash and cash equivalents at end of period	$2,448	$13,246

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

The Company has incurred significant operating losses since its inception and, as of December 31, 2009, has an accumulated deficit of $430,188. During 2009, the Company recorded a net loss to common stockholders of $132,270 and used $9,327 of cash in operating activities. As of December 31, 2009, the Company had $2,448 in cash and cash equivalents. In December 2009, the Company raised a total of $5,000 from the sale of Series B Preferred Stock and warrants to purchase shares of common stock (see note 12).

The Company is subject to governmental investigations by the Federal Communications Commission (“FCC”), the Department of Justice and the Securities and Exchange Commission (see note 2). On February 19, 2010 and February 25, 2010, notices of demand for payment (the “Demands for Payment”) from the FCC of $18,459 for erroneous receipt of funds from the National Exchange Carriers Association (“NECA”). On March 8, 2010, the Company, its lenders and the FCC entered into a standstill agreement, pursuant to which, among other things, (i) the Company has acknowledged and agreed not to challenge the FCC’s claim for $18,459 (ii) the FCC and the Company have agreed to negotiate in good faith to reach a final and binding settlement (“Government Settlement”) concerning the FCC’s claim for reimbursement and the matters that were the subject of the FCC’s investigations (“Government Settlement”). These negotiations are occurring during the 180-day period following the signing of the Standstill Agreement which ends on September 4, 2010 (the “Standstill Period”) (see note 19). There can be no assurance that the Company will achieve a Government Settlement on satisfactory financial terms; a failure to reach a Government Settlement on satisfactory financial terms would have a material adverse effect on the Company’s financial condition and results of operations. After engaging in significant cost reduction activities commencing in the fourth quarter. Such efforts include without limitation call-center facility closures, reductions in force, suspension of accrual of PTO, salary reduction and changes in health and social benefits. The Company expects its liquidity and cash outlook over the next twelve months will be adequate for it to satisfy its cash obligations and related financial covenants, however until the Company’s achieves satisfactory financial terms in a Government Settlement, there remains uncertainty regarding the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions made by management are based upon available current information, historical experience and other factors that are believed to be reasonable under the circumstances. The estimates and assumptions made by management involve risks and uncertainties which could cause reported amounts to differ materially from actual future results. See Note 10, Commitments and Contingencies, for a description of certain contingent liabilities that could materially and adversely affect the Company’s reported amounts. If management’s estimates and assumptions are inaccurate, the Company’s reported amounts and disclosures of contingent assets and liabilities could be materially and adversely affected.

Included in bad debt expense is $292 associated with the $2,029 receivable for costs associated with the establishment of 10 digit dialing. The allowance is based on management’s estimate of the collectibility of this receivable from NECA as the amount is subject to review by the FCC. The allowance could be adjusted in the near term if collectibility differs from current estimates.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Allowance for Doubtful Accounts Policy

The Company maintains an estimate of reserves for potential credit losses based on historical collection experience and current trends in the length of time the receivables are past due.

Endpoint Device Accounting

Endpoint devices primarily consist of Netbook computers that are purchased by the end user are sold at a price which is less than the cost to the Company. The cost of the device less the amount paid by the end user is charged to cost of relay and interpreting.

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

Deferred Acquisition and Financing Costs

The Company has capitalized allowable amounts in accordance with Financial Accounting Standards Board (“FASB”) guidance regarding classifications of debt issue costs in a statement of cash flows and interest on receivables and payables. As of December 31, 2009, approximately $2,072 has been capitalized as deferred financing costs. These costs shall be amortized over the term of the debt or period until redemption of the series B preferred stock. As of December 31, 2009, approximately $1,819 of deferred financing costs remained to be amortized. (see Note 4 and 6)

Preferred Stock Discount

In accordance with accounting standards regarding accounting for convertible securities with a beneficial conversion feature, the Company recognized an imbedded beneficial conversion feature as the result of detachable warrants issued in conjunction with the preferred stock. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value and resulting beneficial conversion feature as an increase to additional paid-in capital and a discount against the related preferred stock. The discount attributed to the beneficial conversion feature and value of the warrants is amortized over the redemption period as a charge against additional paid in capital in the absence of retained earnings.

Recoverability of Intangible and Other Long Lived Assets

In accordance with FASB guidance, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or in certain circumstances as required.

Intangible Assets

The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying amount. The Company determines the fair values calculated in an impairment test using cash flow models involving assumptions that are based upon what management believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. The key assumptions, which take into account current economic market and industry conditions and events

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(as discussed in Note 8), relate to margins, growth rates, capital expenditures, asset residual values and weighted-average cost of capital rates. In developing these assumptions, the Company compares the resulting estimated enterprise value derived by the aggregate fair values of its reporting unit to its market enterprise value plus an estimated control premium.

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

In accordance with FASB guidance for revenue recognition, the Company concluded it is appropriate to recognize revenue from relay services and on-site interpreting after the services are rendered because all of the criteria set forth in the guidance as conditions to realizing revenue are satisfied when the services are completed. The guidance criteria are summarized as being: persuasive evidence of an arrangement exists, the service has been delivered, the rates are fixed or determinable and collectability is reasonably assured. A further explanation of the satisfaction of the guidance criteria follows:

Persuasive evidence of an arrangement exists.

Relay Services - The Company is a certified Video Relay Service (“VRS”) and Internet Protocol Text Relay (“IP Relay”) services (collectively such services are referred to as “TRS”) provider for Federal and State Telecommunications Relay Services Funds (“TRS Funds”). As a certified TRS provider, the Company is entitled to reimbursement by Federal and State TRS Funds pursuant to applicable federal and state regulations when TRS is provided. Although several petitions have been filed with the Federal Communication Commission (“FCC”) by TRS providers, consumer advocacy groups and other industry participants requesting further clarification or rulemaking regarding the compensability of various types of TRS user activity (ie. including without limitation, calls to podcasts, calls to voicemail or message machines, multi-party conference calls, calls by deaf employees in the workplace, etc.), the Company believes that the filing of such petitions alone should have no impact on the

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Company’s revenue recognition policies. In certain circumstances, the FCC has and may continue to issue rules, declarations or orders, however, that may impact the Company’s future revenue recognition policies. As a result of the February 25, 2010 declaratory ruling VRS providers are no longer entitled to reimbursement for minutes generated by employees related to work activities. As the ruling was retroactive in nature revenues associated with employee work calls have been excluded from the Company’s revenues in fiscal years 2009 and 2008. (see note 3)

On-site Interpreting - The Company is not reimbursed for providing on-site interpreting services from either the federal or state governments. The Company is paid by the entities or consumers that retain the Company’s on-site interpreting services. Customers execute a formal rate contract or purchase order form for each job agreeing to the rate and terms of the engagement.

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

Cost of Revenues

Relay Services - Cost of relay revenue consists principally of the charges related to internal and external call center operations utilized to facilitate calls.

On-site Interpreting – Cost of on-site revenue consists principally of the charges related to the qualified interpreter and related travel cost to perform the professional in person interpreting service.

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

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

In July 2006, the FASB guidance concerning accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions. The guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this guidance did not have a material effect on the Company’s financial condition or results of operations. There are currently no open tax years prior to 2006 subject to examination by one or more of the major taxing jurisdictions.

Advertising Costs

Advertising costs are expensed as incurred. During 2009, 2008 and 2007, advertising expense was approximately $253, $134 and $105, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-Based Employee Compensation

The Company has various stock-based compensation plans for its employees and outside directors and accounts for stock-based compensation arrangements in accordance with the authoritative guidance, which requires the Company to measure and record compensation expense in its consolidated financial statements using a fair value method. See Note 14 for further information regarding the Company’s stock-based compensation plans.

Earnings (Loss) Per Share

In accordance with FASB guidance for Earnings per Share, the Company calculates, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants as well as preferred stock and unvested restricted stock is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the years ended December 31, 2009, 2008 and 2007, a total of 148,988,151, 10,919,898 and 576,950 of common stock equivalent shares were excluded from the computation of diluted net loss per share and consisted of the following:

	As of December 31,
	2009		2008
Options	2,240,273		2,523,386
Warrants	66,679,160		26,776
Preferred stock	80,068,718		8,369,736
Non-vested restricted stock	—		—

Total	148,988,151		10,919,898

Common Stock Equivalents as of December 31	40,781,458	*	10,919,898

*	Pursuant to the Series B Warrant Agreements and the Certificate of Designation, Rights and Preferences for the Series B Preferred Stock, the effectiveness of Warrants and Preferred Stock is subject to the Company obtaining sufficient number of authorized common shares under an amendment to the Articles of Incorporation. On March 26, 2010 the Company filed on amended Articles of Incorporation see note 19.

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

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

As of December 31, 2009 and 2008 the Company had 81% and 71%, respectively, of its accounts receivable with the National Exchange Carriers Association (“NECA”). For the years ended December 31, 2009, 2008 and 2007 the Company generated 92%, 87% and 88% respectively, of its total revenue with NECA. The Company performs periodic credit evaluations of its customers but generally does not require collateral.

Other Concentration of Risk

The Company is heavily reliant upon Stellar Nordia for technology and labor supporting our IP text relay services.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other debt obligations approximate their fair values due to the short maturity of these items. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate, currency or credit risks arising from its financial instruments. The recorded value of long-term debt and obligations under capital leases approximates the fair value of the debt as the terms and rates approximate market rates. The Company currently holds an interest rate cap agreement with Bank of America, N.A. The term of the agreement is three years with an initial notional amount of $35,000 and a premium amount of $263. The fair value of the interest rate cap agreement is adjusted to fair value at each reporting period.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements and related notes to conform to the current year presentation.

During 2009, the Company re-examined its accounting treatment related to the Series A Preferred Stock under FASB guidance and determined that the Series A Preferred Stock should be classified as temporary equity in the balance sheet, as reflected in the financial statement included herein. The Company also determined that the Series A Preferred Stock was initially reported at its fair value and that as the security is not currently redeemable and it is not probable that the security will become redeemable, because the resolution of the contingencies discussed above that would allow redemption have not occurred, subsequent adjustment as December 31, 2009 is not necessary. The reclassification has no impact on net income for any period presented in these financial statements.

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

In May 2009, the FASB issued guidance with respect to Subsequent Events which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, the guidance requires disclosure of the date through which subsequent events were evaluated. The guidance is effective for interim and annual periods after June 15, 2009. The Company adopted the guidance for the quarter ended September 30, 2009, and have evaluated subsequent events through June 22, 2010. (See note 19)

In June 2009, the FASB issued guidance with respect to the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. This guidance does not change GAAP but reorganizes the literature. This guidance is effective for interim and annual periods ending after September 15, 2009.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

3. Restatement of Financial Results

Certain restatements have been made to the prior years’ consolidated financial statements and related notes.

On February 19, 2010, the Company received a notice of a demand for payment for erroneous receipt of funds from NECA, which administers TRS Fund (the “First Notice”). Pursuant to the First Notice, the FCC stated that it has determined that the Company has received one or more erroneous overpayments from NECA relating to international-to-international calls that the FCC now contends are not compensable as TRS calls during the period from July 2008 to July 2009. The stated amount of such overpayments is $1,740 of which $1,309 related to revenue recorded in fiscal year 2008.

On February 25, 2010, the Company received a second notice of a demand for payment for erroneous receipt of funds from NECA (the “Second Notice”). The Second Notice was issued concurrently with the Declaratory Ruling, which stated that certain VRS calls are not eligible for compensation from the TRS Fund (see note 19). Pursuant to the Second Notice, the FCC stated that it has determined that the Company has received one or more erroneous overpayments from NECA relating to VRS and IP Relay calls made by or to a Company employee, or one of the Company’s subcontractors, during the period from January 2008 to November 2009. The stated amount of such overpayments is $16,719 of which $9,415 related to revenue recorded in fiscal year 2008.

On March 8, 2010, the Company, its lenders and the FCC entered into a Standstill Agreement, see note 19.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

In accordance with the Standstill Agreement and Declaratory Ruling, we have restated our 2008 financial results to reduce revenue and earnings of relay and interpreting services by $10,724 on the Consolidated Statement of Operations and Consolidated Statements of Cash Flows and established a corresponding payment obligation on the Consolidated Balance Sheet.

	Quarter Ended (unaudited)
2009	March 31	June 30	September 30	December 31
Previously reported
Consolidated Statement of Operations:
Net revenue	$34,575	$32,529	$28,550	$21,246
Net (loss) income	$(942)	$(1,763)	$(101,978)	$(16,265)
Net loss applicable to common stockholders	$(1,796)	$(2,643)	$(102,886)	$(17,210)
Basic and diluted net loss per share	$(0.20)	$(0.29)	$(11.21)	$(2.13)
Consolidated Balance Sheet:
Accrued expenses	$13,884	$11,494	$12,426	$30,875
Accumulated deficit	$(288,990)	$(291,635)	$(394,520)	$(430,188)

	March 31	June 30	September 30	December 31
As restated
Consolidated Statement of Operations:
Net revenue	$29,931	$29,533	$28,456	$21,246
Net (loss) income	$(5,586)	$(4,759)	$(102,072)	$(16,265)
Net loss applicable to common stockholders	$(6,440)	$(5,639)	$(102,980)	$(17,210)
Basic and diluted net loss per share	$(0.70)	$(0.62)	$(11.22)	$(2.14)
Consolidated Balance Sheet
Accrued expenses	$29,252	$29,858	$30,884	$30,875
Accumulated deficit	$(304,358)	$(309,999)	$(412,978)	$(430,188)

	Quarter Ended (unaudited)
2008	March 31	June 30	September 30	December 31
Previously reported
Consolidated Statement of Operations:
Net revenue	$29,052	$30,649	$35,735	$34,645
Net (loss) income	$365	$(201)	$(1,323)	$(3,857)
Net loss applicable to common stockholders	$(349)	$(1,014)	$(2,163)	$(4,711)
Basic and diluted net loss per share	$(0.04)	$(0.11)	$(0.24)	$(0.51)
Consolidated Balance Sheet:
Accrued expenses	$10,982	$11,371	$11,507	$15,087
Accumulated deficit	$(279,306)	$(280,127)	$(282,290)	$(287,194)

	March 31	June 30	September 30	December 31
As restated
Consolidated Statement of Operations:
Net revenue	$27,273	$28,877	$32,940	$30,267
Net (loss) income	$(1,414)	$(1,973)	$(4,118)	$(8,235)
Net loss applicable to common stockholders	$(2,128)	$(2,786)	$(4,958)	$(9,089)
Basic and diluted net loss per share	$(0.23)	$(0.30)	$(0.54)	$(0.99)
Consolidated Balance Sheet:
Accrued expenses	$12,761	$14,922	$17,853	$25,811
Accumulated deficit	$(281,085)	$(283,678)	$(288,636)	$(297,918)

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

On March 31, 2009, the Company made a voluntary principal prepayment of debt in the amount $3,000 on its First Lien credit facility. In accordance with the credit agreement the payment was subject to a 1% prepayment penalty. Additional borrowing under the revolving credit facility is conditioned upon maintaining availability under the line of credit and unrestricted cash deposits in controlled deposit accounts of at least $5,000 in the aggregate. As of December 31, 2009, $3,400 was outstanding under the revolving credit facility.

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

In conjunction with the First Lien Credit Agreement, the Company incurred $1,115 of fees paid to the lenders and $1,449 of financing fees paid to third parties. Amounts paid to the lenders are presented as debt discount and are recorded as a reduction to the debt and are amortized over the life of the debt. Fees paid to third parties are classified as deferred financing costs and are amortized

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

over the life of the debt. As of December 31, 2009, the unamortized balance relating to the debt discount equaled $748 and the unamortized balance relating to the deferred financing fees equaled $1,142.

On March 8, 2010, the Company entered into a forbearance agreement with its first lien lender (“Sixth Amendment to First Lien Credit Agreement”) as referenced in note 19, Subsequent Events.

Pursuant to the Sixth Amendment to First Lien Credit Agreement the First Lien Agents and the First Lien Lenders agreed to forbear from exercising any rights or remedies under the First Lien Credit Agreement arising out of certain defaults under the First Lien Credit Agreement, primarily as a result of the Demands for Payment discussed above and the related governmental investigations (the “Specified Defaults”), until expiration of the Standstill Period, subject to compliance with other terms of the First Lien Credit Agreement (the “Forbearance Period”). Because the Forbearance Period is for a period of less than one year, GAAP requires classification of the debt as a short-term liability, accordingly the Company has reclassified debt under the First Lien Credit Agreement.

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

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

On December 22, 2009, the Company and its subsidiaries entered into the Fifth Amendment, Consent and Waiver to the Second Lien Credit Agreement (the “Fifth Amendment to Second Lien Credit Agreement”), among the Company, as borrower, the other loan parties thereto, the Second Lien Lenders, and the Second Lien Agent. The Fifth Amendment to Second Lien Credit Agreement became effective as of December 21, 2009 (except for a certain provision dealing with interest rates, which became effective as of September 30, 2009). Pursuant to the Fifth Amendment to Second Lien Credit Agreement, the Second Lien Agent and the Second Lien Lenders agreed to waive, subject to conditions, certain existing events of default under the Second Lien Credit Agreement and consented to a proposed amendment to the Company’s certificate of incorporation to increase the authorized shares of common stock and preferred stock. Pursuant to the Fifth Amendment to Second Lien Credit Agreement, the following terms of the Second Lien Credit Agreement were amended:

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

On March 8, 2010, the Company entered into a forbearance agreement with its second lien lender (“Sixth Amendment to Second Lien Credit Agreement”) as referenced in note 19, Subsequent Events.

Pursuant to the Sixth Amendment to Second Lien Credit Agreement the Second Lien Agents and the Second Lien Lenders agreed to forbear from exercising any rights or remedies under the Second Lien Credit Agreement arising out of certain defaults under the Second Lien Credit Agreement, primarily as a result of the Demands for Payment discussed above and the related governmental investigations (the “Specified Defaults”), until expiration of the Standstill Period, subject to compliance with other terms of the First Lien Credit Agreement (the “Forbearance Period”). Because the Forbearance Period is for a period of less than one year, GAAP requires classification of the debt as a short-term liability, accordingly the Company has reclassified debt under the Second Lien Credit Agreement.

The Intercreditor Agreement, dated as of the Closing Date, by and among the First Lien Administrative Agent, the Collateral Agent and the Second Lien Agent (the “Intercreditor Agreement”), provides for and governs, among other things, the relative priorities among the secured parties under the First Lien Obligations and the Second Lien Obligations. The Company acknowledged the Intercreditor Agreement but is not a party thereto. In conjunction with the Second Lien Credit Agreement, the Company incurred $1,162 of fees paid to the lenders. Amounts paid to lenders are presented as debt discount and are recorded as a reduction to the debt and are amortized over the life of the debt. As of December 31, 2009, the unamortized balance relating to this debt discount equaled $834. The Company paid $592 of financing fees to third parties which are classified as deferred financing costs and are amortized over the life of the debt. As of December 31, 2009, the unamortized balance relating to the deferred financing fees equaled $516.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table summarizes outstanding long term debt as of December 31, 2009.

First lien debt	$36,200
Second lien debt	32,396

Total debt	68,596
Debt discount	(1,582)

Total debt (net of debt discount)	67,014
Less: current maturities	67,014

Total long term debt	$-0-

Aggregate maturities of long term debt of the Company due within the next five years are as follows:

2010	$68,596
2011	—
2012	—
2013	—
2014 and thereafter	—

Total long term debt	$68,596

During the year ended December 31, 2009, the Company recognized interest expense of $352 from amortization of the debt discount and $196 from amortization of deferred financing costs.

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

On April 8, 2008, the Company entered into an interest rate cap agreement with Bank of America, N.A. The term of the agreement is three years with an initial notional amount of $35,000 and a premium amount of $263. The agreement calls for a cap rate of 4% and a floating option of USD-LIBOR-BBA. On October 30, 2008, the Company entered into an amendment to the interest rate cap agreement with Bank of America, N.A. The amendment calls for a cap rate of 5.5% and a floating option of USD-LIBOR-BBA. In consideration for amending the agreement the Company received $76. As of December 31, 2009, $6 is recorded in other assets related to this transaction.

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

As referenced in note 8, as a result of the 2009 goodwill impairment testing, it was concluded that the carrying amount of goodwill at the reporting unit exceeded its fair value and that all goodwill was impaired. The Company recorded an impairment loss of $18,962 in relation to this asset.

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

As referenced in note 8, as a result of the 2009 goodwill impairment testing, it was concluded that the carrying amount of goodwill at the reporting unit exceeded its fair value and that all goodwill was impaired. The Company recorded an impairment loss of $41,798 in relation to this asset.

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

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Acquisition of Sign Language Associates, Inc. and Visual Language Interpreting, Inc.

On July 1, 2008 the Company acquired all of the outstanding stock of two sign language interpreting companies, Sign Language Associates (“SLA”) and Video Language Interpreting (“VLI”), for a total purchase price of $8,151. A total of $5,072 was paid at closing, which included a $250 escrow fund payment with the remaining installments due over the next two years contingent upon certain requirements within the stock purchase agreement. The Company used cash on hand to satisfy all related merger consideration. The Company consummated the acquisition in an effort to increase its volume and improve its results of operations.

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

As referenced in note 8, as a result of the 2009 goodwill impairment testing, it was concluded that the carrying amount of goodwill at the reporting unit exceeded its fair value and that all goodwill was impaired. The Company recorded an impairment loss of $3,535 in relation to this asset.

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

7. Income Taxes

As of December 31, 2009, we had total net operating loss carryforwards for federal and state income tax purposes of $214,990 and $34,895, respectively. If not utilized, these net federal and state operating loss carryforwards will expire beginning in 2011 and 2010, respectively.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Company also had federal and state research and development tax credit carryforwards of approximately $273 and $256, respectively. The federal tax research and development credit will expire commencing in 2029 while the state tax credit carryforwards have no expiration date. The Company has foreign tax credits carryforwards of approximately $63 which will expire commencing in 2017. Utilization of the net operating loss carry-forwards and research and development tax credit carry-forwards may be subject to annual limitations due the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Federal and State Net Operating Losses	$75,132	$71,750
Depreciable and amortization	12,724	(7,120)
Credits	400	293
Difference in Timing of Revenue Recognition	—	—
Stock Compensation	10,829	9,795
Non-deductible accruals and other	11,609	3,163
Valuation Allowances	(110,694)	(77,881)

Net deferred tax assets	$—	$—

A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2009	2008
Statutory federal income tax benefit at 34%	$(44,031)	$(1,411)
State income tax benefit, net of federal benefit	41	164
Foreign taxes rate differential	(17)	26
Stock option	380	317
Non-deductible expenses	115	78
Other, primarily changes in net operating loss carryforwards available	27,636	1,742
Change in valuation allowance	—	—
Goodwill impairment	15,056
Sale of NJ Nol’s	—	(1,599)

Total	$(820)	$(683)

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

8. Goodwill and Other Intangible Assets

The Company follows the FASB issued guidance with respect to accounting for goodwill and other intangible assets. Under the guidance, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company historically has performed the annual test for impairment of goodwill as of December 31 of each year. However, during the third quarter of 2009, there were certain events and changes in circumstances which indicated the carrying value may not be recoverable, including without limitation, the withholding and delay of various payments to the Company by NECA, the low rate of adoption by deaf and hard of hearing consumers of the end-point devices marketed and distributed by the Company, and a decrease in Relay Service revenue as a result of the Order issued by the CBG and the Company’s temporary suspension of revenue recognition associated with certain calls. The recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments, by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The Company’s testing approach utilizes a discounted cash flow analysis corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values. As a result of impairment testing as of September 30, 2009, it was concluded that the carrying amount of the relay and interpreting services reporting unit exceeded its fair value and that all the goodwill was impaired, which resulted in the recognition of a goodwill impairment loss of $70,295. The goodwill had no tax basis, and accordingly, there is no tax benefit to be derived from recording the impairment charge.

The following table summarizes activity in goodwill during the twelve months ended December 31, 2009:

Ending balance December 31, 2008	$70,295
Impairment charge	(70,295)

Ending balance December 31, 2009	$—

The following table summarizes activity in other intangible assets during the year ended December 31, 2009:

	Trademarks	Customer lists	Technology	Contracts	Total
Total identifiable intangible assets	$37,800	$22,807	$1,293	$1,103	$63,003
Accumulated amortization	—	(11,805)	(581)	(992)	(13,378)
Impairment charge	(22,226)	(285)	(712)	—	(23,223)

Ending balance December 31, 2009	$15,574	$10,717	$—	$111	$26,402

The above intangible assets are being amortized over their estimated life as follows:

Trademarks	Indefinite
Customer Lists	3 years – 5.5 years
Contracts	2 years

During the years ended December 31, 2009, 2008 and 2007, the Company recognized $6,860, $6,519, and -$0-, respectively, of amortization expense. Amortization expense is expected to be approximately $6,035, $2,013, $1,727, $1,053 and $-0-, for years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

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

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Property, equipment and leasehold improvements:

Property, equipment and leasehold improvements consisted of the following:

	December 31,
	2009	2008
Furniture, fixtures and equipment	$3,654	$3,522
Computer equipment and software	9,534	7,200
Leasehold improvements	2,019	1,304

Gross book value	15,207	12,026
Accumulated depreciation and amortization	(8,409)	(4,352)

Net book value	$6,798	$7,674

The Company recorded depreciation expense of $7,454, $2,051 and $356 for the years ended December 31, 2009, 2008 and 2007, respectively. During 2009, the Company wrote off retired assets that were fully depreciated in the amount of $57. In addition, during the year the Company took an impairment charge of $1,620 related to capitalized endpoints due to change in business climate and marketing strategy. The Company also accelerated depreciation of assets at call centers that were closed in 2009. See note 16.

Included in the above table are the following assets recorded under capital leases:

	December 31,
	2009	2008
Cost	$451	$653
Accumulated amortization	(240)	(259)

Net assets	$211	$394

The Company includes the amortization of leased assets in their reported totals for depreciation and amortization of fixed assets. For the years ended December 31, 2009 and 2008, such amortization amounted to $184 and $162 respectively.

Accounts Payable and Accrued expenses:

Accounts Payable and Accrued expenses consisted of the following:

	December 31,
	2009	2008
FCC payment obligation	$19,959	$10,724
Relay services	4,546	4,399
Professional fees	4,485	2,921
Legal and restructing obligations	2,223	—
Additional acquisition consideration	3,500	5,903
Employee compensation	2,659	3,017
Other	3,909	1,123

	$41,281	$28,087

FCC standstill agreement payment obligation

On March 8, 2010, the Company, its lenders and the FCC entered into a standstill agreement, pursuant to which, among other things, the Company has acknowledged and agreed not to challenge the FCC’s claim for up to $20 Million for payment by the Company and the FCC and the Company have agreed to negotiate in good faith to reach a final and binding settlement concerning the FCC’s claim for reimbursement during a 180-day period following the standstill agreement. During the 180 day period, the Company will continue to operate its business in the ordinary course to ensure its customers receive services. The Company intends to continue

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

negotiations with the FCC pursuant to the terms of the standstill agreement; however, there can be no assurances that the Company will reach a satisfactory agreement with the FCC. Failure to reach agreement with the FCC would have a material adverse effect on the Company’s financial condition and results of operations. See note 19 for further of the standstill agreement and related matters.

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

The managed services agreement replaced the Company’s existing agreement with Stellar Nordia upon the closing of the acquisition of Verizon’s TRS division. Under the new agreement, provided that one or more of the state contracts are in effect, the Company has agreed to provide Stellar Nordia with rolling forecasts of its IP relay traffic demand forecasts, and has agreed to certain minimum call traffic commitments with financial penalties for failure to achieve either the traffic forecasts or the call traffic commitments as to such state contracts. The Company has agreed to pay Stellar Nordia monthly and Stellar Nordia has agreed to bill the Company in U.S. dollars, except that IP relay traffic handled by Stellar Nordia in Canada will be billed in Canadian dollars, the exchange rate for which has been fixed within an exchange rate band. In addition, provided that one or more of the state contracts are in effect at the time of closing of the acquisition, the Company has agreed to pay Stellar Nordia, over sixteen quarters, a transition fee equal to the lesser of an established fee or, in the event of loss of the state TRS service, 50% of any actual, direct and documented loss by Stellar Nordia. The maximum amount the Company may be liable for under such agreement will not exceed $5,500. The Company has paid $1,031 of this obligation in during the fiscal year ended December 31, 2009. The remaining $3,094 has been included in accrued expenses as of December 31, 2009 based upon current evaluation by management.

Leases and Other

Future minimum capital lease payments and future minimum lease payments relating to office space under non-cancelable operating leases as of December 31, 2009 are as follows:

Year ending December 31,	Capital Leases	Operating Leases
2010	$155	$2,685
2011	87	2,446
2012	—	2,098
2013	—	1,430
2014	—	855
Thereafter	—	292

Total minimum lease payments	242	$9,806

Less amount representing interest	(21)

Present value of net minimum capital lease payments	221
Less current portion of capital lease obligations	(141)

Obligations under capital lease, net of current portion, which is included in other long term liabilities	$80

During 2009, 2008 and 2007, total rent expense was approximately $3,735, $2,075 and $441, respectively.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Restricted Cash

At December 31, 2008, $350 of the Company’s cash was held in escrow to collateralize a $200 performance bond issued in favor of the State of Tennessee to secure the state TRS contract business and $150 to collateralize an outstanding letter of credit in favor of foreign vendor. The collateral obligation for the bonds was released in 2009.

Legal

Employee and Related Matters

On November 22, 2009, we received correspondence from counsel for former employee James Metzger (“Metzger”) directing the preservation of evidence and enclosing a proposed complaint for wrongful discharge. On November 23, 2009, we received a settlement demand from Metzger’s attorney, and when we declined to respond, Metzger served us with a complaint on December 16, 2010. On January 13, 2010, Metzger served us with a first amended complaint, which seeks damages in connection with causes of action for both statutory wrongful discharge pursuant to California Labor Code Section 1102.5 and wrongful discharge in violation of public policy. We are currently engaged in discovery in this matter and mediation is scheduled for August 2010.

On December 8, 2009, Edmond Routhier, who was previously CEO of HOVRS and then the Company’s President, and Caymus Investment Group, LLC, filed a complaint for breach of contract, negligent misrepresentation, breach of fiduciary duty, fraud and negligence against JMP Securities, LLC, Orrick, Herrington & Sutcliffe, LLP, Jeannie Shin and Does 1-10 in the California Superior Court for the County of San Francisco. JMP Securities has written to the Company to request that it agree to indemnify JMP Securities in connection with JMP Securities’ defense of Mr. Routhier’s claims against JMP Securities, citing the terms of the July 27, 2007 Agreement between JMP and HOVRS. The Company has notified Mr. Routhier of JMP Securities’ claim, as well as its position that JMP Securities is a Released Party under the terms of Mr. Routhier’s Separation Agreement with the Company. Due to the infancy of this litigation, the Company can make no determination as to whether this dispute will result in any adverse effect.

Governmental Investigations

In August 2007, January 2008 and April 2009, we received subpoenas from the Federal Communications Commission (the “FCC”) relating to a number of areas. The 2007 subpoena focused on documents concerning the legal structure of HOVRS, its eligibility to receive payments from the TRS Fund and the HOVRS programs designed to attract new customers. The 2008 subpoena requested documents concerning certain marketing programs. The 2009 subpoena covered a broad array of topics, including matters such as marketing efforts, third party marketing programs, international calls, conference calls and surveys. We have also received numerous letters of inquiry from the FCC concerning similar subject matters. We understand that these investigations are intended to obtain information about our practices, and include, without limitation, investigation of compliance with, and possible violations of, the Communications Act of 1934 rules promulgated by the FCC. We have responded to the various requests made by the FCC and we are fully cooperating with the FCC in this matter.

On June 25, 2009, we received a subpoena for documents from the grand jury for the United States District Court for the District of Columbia. We believe that other companies within our TRS industry are subject to similar investigations. We have provided significant documents in response to the subpoena and we understand that these investigations are intended to investigate, among other things, billing practices as they relate to the TRS fund. We are unable to predict the outcome of this investigation, but we are fully cooperating with the government in this matter.

On June 26, 2009, we received subpoenas from the Securities and Exchange Commission (the “SEC”) for documents and testimony pursuant to a formal order of investigation into the Company. We have provided significant documents, and continue to provide final documents, to the SEC in response to the subpoena. In addition, our Chief Executive Officer and Chief Financial Officer have provided testimony. The Company understands that these investigations are intended to investigate, among other things, billing practices as they relate to the TRS fund. We are unable to predict the outcome of this investigation, but we are fully cooperating with the SEC.

On February 19, 2010, subsequent to the filing of the Company’s Form 10-Q for the period ended September 30, 2009, the Company received a notice of a demand for payment for erroneous receipt of funds from the National Exchange Carriers Association, or NECA, which administers TRS Fund (the “First Notice”). Pursuant to the First Notice, the FCC stated that it has determined that

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

the Company has received one or more erroneous overpayments from NECA relating to international-to-international calls that the FCC now contends are not compensable as TRS calls during the period from July 2008 to July 2009. The stated amount of such overpayments is $1.7 million, which amount is due and payable to the FCC as of the date of the First Notice.

On February 25, 2010, the Company received a second notice of a demand for payment for erroneous receipt of funds from NECA (the “Second Notice”). The Second Notice was issued concurrently with the Declaratory Ruling discussed in Item 8.01 below. Pursuant to the Second Notice, the FCC stated that it has determined that the Company has received one or more erroneous overpayments from NECA relating to VRS and IP Relay calls made by or to a Company employee, or one of the Company’s subcontractors, during the period from January 2008 to November 2009. The stated amount of such overpayments is $16.7 million, which amount is due and payable to the FCC as of the date of the Second Notice.

In addition, the First Notice stated that the FCC directed NECA to suspend payment for December 2009, which the Company had anticipated receiving on February 19, 2010. In the Second Notice, the FCC further directed NECA to suspend all further payments to the Company. The Company’s primary source of revenue, and its ability to continue operations, is dependant upon payments from NECA for TRS minutes. Approximately 90% of all of the Company’s revenue is generated from TRS minutes paid by the TRS Fund administered by NECA.

On March 8, 2010, the Company, its lenders and the FCC entered into a Standstill Agreement, pursuant to which (i) the FCC has caused NECA to pay to the Company $3,800 for minutes submitted to NECA by the Company for the month of December, (ii) the Company has acknowledged and agreed not to challenge the FCC’s claim for $18,459, (iii) the FCC and the Company have agreed to negotiate in good faith to reach a final and binding settlement concerning the (a) the FCC’s claim for reimbursement for $18,459 and (b) the matters that have been the subject of the FCC’s investigations, contemplated at no more than $1,500 (for a total of approximately $20,000), during the 180-day period following the signing of the standstill Agreement which ends on September 4, 2010 (the “Standstill Period”), and (iv) the FCC has agreed not to withhold payment or cause NECA to withhold payment to offset the FCC’s claim for reimbursement during the Standstill Period. During the Standstill Period, the Company will continue to operate its business in the ordinary course to ensure its customers receive services consistent with past practices, except as may be limited by the Declaratory Ruling issued by the Consumer and Governmental Affairs Bureau of the FCC on February 25, 2010. The Company intends to continue negotiations with the FCC pursuant to the terms of the Standstill Agreement; however, there can be no assurances that the Company will reach a satisfactory agreement with the FCC. Failure to reach agreement with the FCC would have a material adverse effect on the Company’s financial condition and results of operations.

On March 10, 2010, the Company received a subpoena from the FCC Office of the Inspector General (OIG) regarding a Federal investigation. The OIG requested documents and records that the Company provided to NECA for the TRS Fund review process for the year 2010-2011, for which the Company responded to the subpoena on or about April 12, 2010. The Company has not had any further communication from or with the OIG relating to this matter and is unable to predict the outcome of this investigation.

On April 28, 2010, the Civil Division of the Department of Justice (the “DOJ”) provided to us a copy of a sealed Qui Tam complaint alleging violations of the Federal False Claims Act. The DOJ has not intervened in this case at this time and we are engaged in discussions with the DOJ regarding these claims. We are unable to predict the outcome of these matters, but we are cooperating with the government agencies involved in those matters.

As part of our settlement discussions with the FCC pursuant to the interim Standstill Agreement, we intend to seek resolution of all matters concerning all governmental investigations and suits, including the DOJ and the SEC and any matters raised by the FCC in connection with the August 2007, January 2008 and April 2009 subpoenas and February 2010 Demands for Payment. The Company intends to continue negotiations with the FCC pursuant to the terms of the Standstill Agreement; however, there can be no assurances that the Company will reach a satisfactory agreement with the FCC. Failure to reach agreement with the FCC would have a material adverse effect on the Company’s financial condition and results of operations.

Other Matters

On March 10, 2009, the Company filed a complaint in Sacramento County Superior Court against American Sign Language Services Corporation, or ASLS, and other defendants alleging breach of contract and various tort claims in connection with the defendants’ operation of two video relay service call centers with the Company in 2008 and the defendants’ subsequent opening and operation of a competing call center. The complaint sought compensatory and punitive damages in an amount to be determined at trial and injunctions prohibiting disclosure of the Company’s trade secrets. The defendants subsequently removed the case to the United States District Court for the Eastern District of California (the “Action”). On or about April 20, 2009, the defendants answered the Company’s complaint, and ASLS filed a counterclaim alleging breach of contract and various tort claims. ASLS sought compensatory and exemplary damages, an order enjoining us from opening certain call centers and disgorgement of profits. In December 2009, the parties entered into a settlement agreement and mutual release that resolved the claims to the parties’ satisfaction. Pursuant to the settlement agreement, the Company agreed to pay ASLS a total of $625, all of which has been paid. In addition, the Company agreed to pay ASLS up to a maximum of $175 upon the occurrence of certain specified events, which have not occurred as of this time. This amount has been included in our accrued liabilities as of December 31, 2009.

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

11. Benefit Plan

The Company has established a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company discontinued matching the maximum 3 percent of eligible employee compensation into the plan in April 2009. The Company’s contribution during 2009, 2008 and 2007 was $143, $209 and $53, respectively.

12. Temporary Equity

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

Each outstanding share of Series A Preferred Stock accrues cash dividends commencing on the date such share of Series A Preferred Stock is first issued. The holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative cash dividends at a rate of 8% of the face amount per annum, compounded quarterly from and including the date of issuance of such Series A Preferred Stock. After June 26, 2009, if the average closing price of the Company’s common stock over the preceding 90 trading days is twenty dollars ($20.00) or more per share, as adjusted for subsequent stock dividends, splits, combinations or similar events, the cash dividend rate will be reduced after such date to 3% of the face amount per annum, compounded quarterly. Aggregate accrued dividends through December 31, 2009 were $6,838.

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

The Series A Preferred Stock has a liquidation value of $5.17 per share plus accrued and unpaid cumulative dividends, which shall be paid to the holders of Series A Preferred Stock prior and in preference to any distribution of any of its assets to the holders of common stock. As of December 31, 2009, the aggregate liquidation preference of the Series A Preferred Stock, including accrued dividends was $46,838. A liquidation is deemed to occur upon the acquisition, by merger or otherwise, of 50% of the voting power of the capital stock of the Company, or a sale of all or substantially all of the Company’s assets. After receipt of their liquidation preferences, the holders of Series A Preferred Stock do not participate in additional distributions.

The Series A Preferred Stock is convertible at any time into such number of shares of common stock equal to the liquidation value per share divided by the conversion price of $5.17, subject to adjustment for stock splits and stock dividends. The conversion price will also be reduced, according to a weighted average formula, if the Company issues additional shares of its common stock for no consideration or for consideration that is less than the conversion price that is then in effect. As of December 31, 2009, the outstanding shares of Series A Preferred Stock were convertible into 46,601,698 shares of common stock.

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

As discussed in Note 2, Reclassifications, the Company re-examined its accounting treatment related to the Series A Preferred Stock under FASB guidance and determined that the Series A Preferred Stock should be classified as temporary equity in the balance sheet, as reflected in the financial statement included herein. The Company also determined that the Series A Preferred Stock was initially reported at its fair value and that as the security is not currently redeemable and it is not probable that the security will become redeemable, because the resolution of the contingencies discussed above that would allow redemption have not occurred, subsequent adjustment as December 31, 2009 is not necessary. The reclassification has no impact on net income for any period presented in these financial statements.

The carrying value of the Series A Preferred Stock was reduced by $1,001, which represents the imputed discount on the Series A Preferred Stock and is being accreted through the date of its initial conversion right, January 10, 2013, using the effective interest method. Accretion on the preferred stock discount which was charged to additional paid in capital was $392 and $193 for the years ended December 31, 2009 and 2008, respectively. If any Series A Preferred Stock shares are converted prior to the end of the initial conversion date, the related accretion will be accelerated.

Series B Preferred Stock:

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

On December 14, 2009, in connection with the first closing of the Private Placement, the Company filed a Certificate of Designations, Preferences and Rights of Series B Preferred Stock with the Secretary of State of the state of Delaware for the purpose of fixing the designations, preferences, limitations and relative rights of the Preferred Shares. The Preferred Shares are senior to the Company’s common stock but junior to the Company’s outstanding Series A Preferred Stock with respect to liquidation preference and dividends and have certain series voting rights. The liquidation preference for the Preferred Shares is equal to the original issue price per share of $1.50 per share (as adjusted for stock splits, declared but unpaid dividends and the like) plus accrued but unpaid dividends. The Preferred Shares accrue dividends at a rate equal to 12% per annum. In addition, at any time after January 10, 2016, holders of a majority of the Preferred Shares may demand redemption of, or the Company may at its option redeem, all Preferred Shares for an amount equal to the full liquidation preference of such shares. Aggregate accrued dividends through December 31, 2009 were $20.

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

In connection with the Series B financing, the Company recorded $5,000 which represents the imputed discount on the Series B Preferred Stock and is being accreted through the date of its initial conversion right, January 10, 2016, using the effective interest method. Accretion on the preferred stock discount will be charged to additional paid in capital. If any Series B Preferred Stock shares are converted prior to the end of the initial conversion date, the related accretion will be accelerated. In addition, the Company incurred $160 in issuance costs associated with their financial which will be amortized through the period ending in the redemption of such stock.

13. Stockholders’ Equity

As of December 31, 2009, the Company had the following warrants outstanding and exercisable:

	Amount		Exercise price	Expiration date
Landlord	12,500		$36.80	November 14, 2013
Series B Preferred Shares - round 1	26,666,660	*	$0.15	December 14, 2016
Series B Preferred Shares - round 2	40,000,000	*	$0.15	December 22, 2016

Total	66,679,160

*	The effectiveness of warrants and preferred stock conversions is subject to the Company obtaining sufficient number of authorized shares under an amendment to the Certificate of Incorporation (see note 19)

As of December 31, 2009, subject to the above, the Company had reserved shares of common stock for issuance as follows:

Exercise of common stock options or additional common stock awards	2,240,273
Exercise of common stock purchase warrants	66,679,160
Exercise of right to convert of preferred shares	49,948,400

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

On June 25, 2008, the Company received approval from shareholders at its annual stockholder meeting to increase the number of options available under approved amendments to Purple’s 2005 Equity Incentive Plan from 2,000,000 to 3,000,000 shares, and to increase the maximum number of shares subject to award to any individual during any calendar year.

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

On February 27, 2009, May 28, 2009, June 1, 2009 and August 28, 2009 the Company granted stock options to employees pursuant to the Company’s 2005 Equity Compensation Plan (see Note 14).

On December 14, 2009, the Company filed a Certificate of Designations, Preferences and Rights of Series B Preferred Stock with the Secretary of State of the state of Delaware for the purpose of fixing the designations, preferences, limitations and relative rights of the Series B Preferred Shares. The Preferred Shares are senior to the Company’s common stock but junior to the Company’s outstanding Series A Preferred Stock with respect to liquidation preference and dividends and have certain series voting rights. See note 2, ‘Series B Preferred Stock’ for further discussion.

During the twelve month period ended December 31, 2009 the Company repurchased 12,720 shares of Common Stock pursuant to its share repurchase program.

14. Stock Option Plans and Other Stock-Based Compensation

Stock repurchases during the year ended December 31, 2009, were as follows:

Total Number of Shares Purchased during year ended December 31, 2009	Average Price Paid per Share	Cumulative Number of Shares Purchased Under Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Program
12,720	$3.82	42,782	—

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

Effective January 1, 2006, the Company adopted the provisions of FASB guidance, requiring the recognition of expense related to the fair value of stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by FASB guidance and, therefore, the Company did not restate our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2008 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB guidance.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Company also follows FASB guidance concerning accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants.

During the year ended December 31, 2009, the Company issued new stock options totaling 686,000 to certain employees and consultants at an exercise price ranging from $2.37 to $5.17 per share. The fair value of these options was calculated under the Black-Scholes option pricing model with the following assumptions:

Risk free rate	3.0% – 3.7%
Volatility	21.4% – 105.3%
Expected life	6.25 – 10.0 years
Dividend yield	0.0%
Forfeiture rate	16.1% – 23.6%

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As a result of the option grants referred to above, the Company will recognize a total of $610 compensation expense over a service period of one to four years. As of December 31, 2009, the Company had recognized $112 of this expense.

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

This excess value will be recognized as stock based compensation over the remaining vesting life of the underlying options. In addition, the Company will also recognize approximately $1,008 of unamortized stock based compensation which had not been recognized as of the assumption date. As of December 31, 2009, the Company has recognized approximately $384 of these amounts as stock based compensation.

The following table summarizes the stock option activity on a combined basis for the Company’s stock based compensation plans during 2009, 2008 and 2007:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2006	83,191	$75.90
Granted	—	$—
Assumed	—	$—
Exercised	—	$—
Cancelled	(2,362)	$155.63

Outstanding at December 31, 2007	80,829	$73.57
Granted	2,579,000	$6.34
Assumed	276,246	$2.65
Exercised	(1,253)	$4.19
Cancelled	(411,436)	$6.67

Outstanding at December 31, 2008	2,523,386	$8.04
Granted	686,000	$3.22
Assumed	—	$—
Exercised	—	$—
Cancelled	(969,113)	$6.16

Outstanding at December 31, 2009	2,240,273	$7.38

Exercisable at December 31, 2009	1,267,548	$9.02

Weighted-Average fair value of options granted	$1.09
Exercisable at December 31, 2008	621,439	$12.41

Weighted-Average fair value of options granted	$3.58

Exercisable at December 31, 2007	79,162	$75.07

Weighted-Average fair value of options granted	$—

Available for grant at December 31, 2009	717,910

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table summarizes the stock option vesting activity on a combined basis for the Company’s stock based compensation plans during 2009, 2008 and 2007:

	Number of Options	Weighted-Average Exercise Price
Exercisable at December 31, 2006	79,858	$78.97
Vested	1,666	$2.35
Exercised	—	$—
Cancelled	(2,362)	$155.63

Exercisable at December 31, 2007	79,162	$75.07
Vested	569,605	$6.01
Exercised	(1,253)	$4.19
Cancelled	(26,075)	$30.41

Exercisable at December 31, 2008	621,439	$12.41
Vested	784,678	$6.72
Exercised	—	$—
Cancelled	(138,569)	$11.18

Exercisable at December 31, 2009	1,267,548	$9.02

Total intrinsic value, which is the amount by which the stock price exceeds the exercise price of the options on the date of exercise, of options exercised during the years ended December 31, 2009, 2008 and 2007 was $3, $3 and $-0- respectively.

The following table summarizes information about fixed price stock options outstanding at December 31, 2009:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Remaining Life Weighting Calc	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$0.24-$2.76	232,316	$2.24	9.0 years	$3,023	101,956	$1.82	$2,779
$3.20-$4.47	420,021	$3.90	8.4 years	$—	174,562	$4.03	$—
$5.17-$6.93	1,552,542	$6.32	8.3 years	$—	955,636	$6.27	$—
$16.00-$84.80	22,069	$23.73	3.3 years	$—	22,069	$23.73	$—
$110.40-$167.20	7,719	$156.01	1.5 years	$—	7,719	$156.01	$—
$401.60-$600.00	5,106	$428.01	0.1 years	$—	5,106	$428.01	$—
$1,280.00-$1,280.00	500	$1,280.00	0.3 years	$—	500	$1,280.00	$—

Total	2,240,273			$3,023	1,267,548		$2,779

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day, December 31, 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on December 31, 2009. This amount changes based on the fair market value of the Company’s stock. At December 31, 2009 the Company’s stock closing price was $0.34 per share.

Restricted Stock

During January 2008, the Company vested 124,998 shares of restricted stock which represented all remaining restricted shares held by executive management and directors that were unvested at December 31, 2007. The Company recognized $469 expense related to the amortization of these restricted stock awards during the year ended December 31, 2008. As of December 31, 2009, there was no unrecognized compensation costs related to non-vested stock.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table summarizes the Company’s non-vested restricted stock activity for the years ended December 31:

	Number of Shares	Weighted Average Grant Date Fair Value
Non vested stock at December 31, 2007	124,998	$4.64
Granted	—	$—
Vested	(124,998)	$4.64
Forfeited	—	$—

Non vested stock at December 31, 2008	—	$—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Non vested stock at December 31, 2009	—	$—

The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested restricted stock awards included in the Company’s consolidated statements of operations for the year ended December 31, 2009:

Year Ended December 31, 2009
Selling, general and administrative	$1,658
Stock-based compensation expense before income	1,658
Income tax benefit	—

Total stock-based compensation expense after	$1,658

15. Related party transactions

The Company entered into certain financing and equity agreements with Clearlake, holder of Series A preferred stock, as a result of the transactions described in Note 5 and 6. On January 10, 2008, all outstanding amounts under the credit agreement with Clearlake (more fully described in note 4) were repaid in full. The Company paid Clearlake approximately $3,763 of interest for the year ended December 31, 2008. The Company also paid Clearlake $135 and $198 during the year ended December 31, 2009 and 2008, respectively, related to consulting costs incurred. The Company entered into an agreement with CCP A. L.P., an affiliate of Clearlake, for the purchase of Series B Preferred Stock on December 14, 2009, see note 12, and into various amendments to its credit facilities with the First Lien Lenders and Second Lien Lenders, as more specifically described in notes 5 and 19.

16. Other Matter

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

Additionally, on December 23, 2009, the Company presented its 2010 operating plan to Clearlake Capital, which represents the majority board seats and controlling interest of the Company. The plan included the closure of four additional call centers and associated of reduction in force, which affected approximately 90 employees, or approximately 9% of the Company’s workforce. The Company incurred $3,704 of charges in the fourth quarter of 2009 in connection with such reduction in work force and facility closures.

17. Quarterly Financial Data (Unaudited)

The table below summarizes the Company’s unaudited quarterly operating results for the years ended December 31, 2009 and 2008.

	Quarter Ended
2009	March 31	June 30	September 30	December 31
Previously reported
Consolidated Statement of Operations:
Net revenue	$34,575	$32,529	$28,550	$21,246
Net (loss) income	$(942)	$(1,763)	$(101,978)	$(16,265)
Net loss applicable to common stockholders	$(1,796)	$(2,643)	$(102,886)	$(17,210)
Basic and diluted net loss per share	$(0.20)	$(0.29)	$(11.21)	$(2.13)
Consolidated Balance Sheet:
Accrued expenses	$13,884	$11,494	$12,426	$30,875
Accumulated deficit	$(288,990)	$(291,635)	$(394,520)	$(430,188)

	March 31	June 30	September 30	December 31
As restated
Consolidated Statement of Operations:
Net revenue	$29,931	$29,533	$28,456	$21,246
Net (loss) income	$(5,586)	$(4,759)	$(102,072)	$(16,265)
Net loss applicable to common stockholders	$(6,440)	$(5,639)	$(102,980)	$(17,210)
Basic and diluted net loss per share	$(0.70)	$(0.62)	$(11.22)	$(2.13)
Consolidated Balance Sheet
Accrued expenses	$29,252	$29,858	$30,884	$30,875
Accumulated deficit	$(304,358)	$(309,999)	$(412,978)	$(430,188)

	Quarter Ended
2008	March 31	June 30	September 30	December 31
Previously reported
Consolidated Statement of Operations:
Net revenue	$29,052	$30,649	$35,735	$34,645
Net (loss) income	$365	$(201)	$(1,323)	$(3,857)
Net loss applicable to common stockholders	$(349)	$(1,014)	$(2,163)	$(4,711)
Basic and diluted net loss per share	$(0.04)	$(0.11)	$(0.24)	$(0.51)
Consolidated Balance Sheet:
Accrued expenses	$10,982	$11,371	$11,507	$15,087
Accumulated deficit	$(279,306)	$(280,127)	$(282,290)	$(287,194)

	March 31	June 30	September 30	December 31
As restated
Consolidated Statement of Operations:
Net revenue	$27,273	$28,877	$32,940	$30,267
Net (loss) income	$(1,414)	$(1,973)	$(4,118)	$(8,235)
Net loss applicable to common stockholders	$(2,128)	$(2,786)	$(4,958)	$(9,089)
Basic and diluted net loss per share	$(0.23)	$(0.30)	$(0.54)	$(0.99)
Consolidated Balance Sheet:
Accrued expenses	$12,761	$14,922	$17,853	$25,811
Accumulated deficit	$(281,085)	$(283,678)	$(288,636)	$(297,918)

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

18. Supplemental Cash Flow Information

The table below presents the Company’s supplemental disclosure of cash flow information for the years ended December 31, 2009, 2008 and 2007.

	Years ended December 31,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	4,932	7,287
Cash tax payments	452	1,926

Supplemental Disclosure of Non-Cash Investing Activities:
Acquisition of equipment through capital leases	—	214
Cash portion of Verizon purchase price withheld from financing	—	44,000
Cash portion of Hands On purchase price withheld from financing	—	32,282
Payoff of outstanding Hands On debt withheld from proceeds	—	6,017
Deferred financing cost withheld from proceeds	—	1,605
Deferred acquisition costs withheld from proceeds	—	3,016
Repayment of credit agreement from proceeds from issuance of debt	—	3,582
Cost of issuance of preferred stock withheld from proceeds	—	1,001
Accrued preferred stock dividend	3,587	3,221

19. Subsequent events

On February 19, 2010, subsequent to the filing of the Company’s Form 10-Q for the period ended September 30, 2009, the Company received a notice of a demand for payment for erroneous receipt of funds from the National Exchange Carriers Association, or NECA, which administers TRS Fund (the “First Notice”). Pursuant to the First Notice, the FCC stated that it has determined that the Company has received one or more erroneous overpayments from NECA relating to international-to-international calls that the FCC now contends are not compensable as TRS calls during the period from July 2008 to July 2009. The stated amount of such overpayments is $1,740, which amount was due and payable to the FCC as of the date of the First Notice. (see note 9—accounts payable and accrued expenses).

On February 25, 2010, the Company received a second notice of a demand for payment for erroneous receipt of funds from NECA (the “Second Notice”). The Second Notice was issued concurrently with the Declaratory Ruling. Pursuant to the Second Notice, the FCC stated that it has determined that the Company has received one or more erroneous overpayments from NECA relating to VRS and IP Relay calls made by or to a Company employee, or one of the Company’s subcontractors, during the period from January 2008 to November 2009. The stated amount of such overpayments is $16,718, which amount was due and payable to the FCC as of the date of the Second Notice. (see note 9—accounts payable and accrued expenses).

On February 25, 2010, the Consumer and Governmental Affairs Bureau of the FCC (the “CGB”) issued a Declaratory Ruling (the “Ruling”) which stated that VRS calls made by or to a VRS provider’s employee, or the employee of a provider’s subcontractor, are not eligible for compensation from the TRS Fund on a per-minute basis. Instead, the CGB stated that TRS providers are indirectly compensated for such calls by including the costs of such calls in business expenses reported to the FCC, which the FCC then uses to calculate rates for qualified TRS minutes. The Ruling also stated that VRS calls placed for the purpose of generating compensable minutes are not, and never have been, compensable from the TRS Fund. Finally, the Ruling stated that VRS Voice Carry Over used to connect two hearing users and VRS calls used to connect two users who are both outside the United States do not qualify as TRS, and, therefore, are not compensable by the TRS Fund.

The demands for payment by the FCC in the First Notice and the Second Notice represent direct financial obligations that are material to the Company. Because the demands for payment were due on the respective dates of the First Notice and Second Notice, the payments are delinquent and may be subject to additional charges. Interest accrues from the date of delinquency if the payments are not made within 30 days. Additionally, a penalty of six percent is charged if any portion of the payments remains unpaid after 90 days.

Both of the First Notice and Second Notice indicate that the FCC’s review process of the Company’s business practices continues, and that the FCC may determine that additional overpayments have been made to the Company.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

In addition, the First Notice stated that the FCC directed NECA to suspend payment for December 2009, which the Company had anticipated receiving on February 19, 2010. In the Second Notice, the FCC further directed NECA to suspend all further payments to the Company. The Company’s primary source of revenue, and its ability to continue operations, is dependent upon payments from NECA for TRS minutes. Approximately 90% of all of the Company’s revenue is generated from TRS minutes paid by the TRS Fund administered by NECA. On March 1, 2010, the Company filed an Emergency Stay Request and Application for Review with the FCC, seeking due process regarding the FCC’s withholding of funds owed to the Company. The outcome of the Company’s Emergency Stay Request and Application for Review is uncertain.

The Company is a party to that certain Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), dated as of January 10, 2008, by and among the Company, as borrower, the lenders from time to time party thereto (the “Lenders”), the letter of credit issuers from time to time party thereto, Churchill Financial LLC, as administrative agent (the “Administrative Agent”), and Ableco Finance LLC, as collateral agent. The Credit Agreement provides for a term loan of $40,000 and a revolving line of credit for $8,000, all of which is outstanding.

As a result of the delivery of the First Notice and the Second Notice by the FCC, the Administrative Agent delivered notice to the Company on February 25, 2010 stating that the Company is in default under the Credit Agreement. The notice further stated that the Administrative Agent and the Lenders have not waived, and are not in a position at this time to waive, the defaults resulting from delivery of the First Notice and the Second Notice and that the conditions precedent to any further extensions of credit under the Credit Agreement will not be satisfied so long as the defaults are continuing.

The Company has been involved in settlement discussions with the FCC, SEC and DOJ with respect to the FCC subpoenas and letters of inquiry. The settlement discussions have focused on certain Company practices, including: internal video relay service conference calls, particularly multi-party internal calls that did not include a hearing participant, international calls and third-party contractual relationships. The Company intends to continue to pursue settlement discussions and will attempt to include resolution of the matters set forth in the First Notice and the Second Notice as part of those discussions. However, the Company can provide no assurances that future settlement discussions will occur, or if they do occur, will result in resolution of any of the matters previously discussed with the FCC or the matters set forth in the First Notice and the Second Notice.

On March 3, 2010, Steven Chang tendered his resignation as a member of the Board of Directors of Purple Communications, Inc. (the “Company”), effective immediately. Mr. Chang resigned for personal reasons and not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

On March 8, 2010, the Company, its lenders and the FCC entered into a Standstill Agreement, pursuant to which (i) the FCC has caused NECA to pay to the Company $3,800 for minutes submitted to NECA by the Company for the month of December, (ii) the Company has acknowledged and agreed not to challenge the FCC’s claim for $18,459, (iii) the FCC and the Company have agreed to negotiate in good faith to reach a final and binding settlement concerning the (a) the FCC’s claim for reimbursement for $18,459 and (b) the matters that have been the subject of the FCC’s investigations, contemplated at no more than $1,500 (for a total of approximately $20,000), during the 180-day period following the signing of the standstill Agreement which ends on September 4, 2010 (the “Standstill Period”), and (iv) the FCC has agreed not to withhold payment or cause NECA to withhold payment to offset the FCC’s claim for reimbursement during the Standstill Period. During the Standstill Period, the Company will continue to operate its business in the ordinary course to ensure its customers receive services consistent with past practices, except as may be limited by the Declaratory Ruling issued by the Consumer and Governmental Affairs Bureau of the FCC on February 25, 2010. The Company intends to continue negotiations with the FCC pursuant to the terms of the Standstill Agreement; however, there can be no assurances that the Company will reach a satisfactory agreement with the FCC. Failure to reach agreement with the FCC would have a material adverse effect on the Company’s financial condition and results of operations.

The Company is party to a Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “First Lien Credit Agreement”), dated as of January 10, 2008, by and among the Company, as borrower, the lenders from time to time party thereto (the “First Lien Lenders”), the letter of credit issuers from time to time party thereto, Churchill Financial LLC, as administrative agent (the “First Lien Administrative Agent”), and Ableco Finance LLC, as collateral agent (the “Collateral Agent” and together with the First Lien Administrative Agent, the “First Lien Agents”).

On March 8, 2010, the Company and its subsidiaries entered into a Forbearance Agreement and Sixth Amendment to Credit Agreement (the “Sixth Amendment to First Lien Credit Agreement”), by and among the Company, as borrower, the other loan parties thereto, the First Lien Lenders, the letter of credit issuers from time to time party thereto and the First Lien Agents. As previously disclosed, the Company is currently in default under the First Lien Credit Agreement, primarily as a result of the Demands for Payment discussed above and the related governmental investigations (the “Specified Defaults”). Pursuant to the Sixth Amendment to First Lien Credit Agreement, the First Lien Agents and the First Lien Lenders agreed to forbear from exercising any rights or remedies under the First Lien Credit Agreement arising out of Specified Defaults until expiration of the Standstill Period, subject to compliance with other terms of the First Lien Credit Agreement (the “Forbearance Period”). During the Forbearance Period, the First Lien Lenders have agreed to make revolving loans under the First Lien Credit Agreement, subject to the satisfaction of certain conditions precedent, and provided that the aggregate amount outstanding under the revolving facility does not exceed $6,200. The First Lien Lenders and First Lien Agents have also agreed to waive any obligation of the Company to comply with certain financial and information reporting covenants during the Forbearance Period, but have not agreed to waive the Specified Defaults and have the right to exercise all remedies available to them upon expiration of the Forbearance Period. In addition to the forbearance agreement, the Sixth Amendment to First Lien Credit Agreement amends the First Lien Credit Agreement to (i) increase the applicable margin for Base Rate Loans from 6% to 9%, (ii) increase the applicable margin for Eurodollar Rate Loans from 7% to 10%, (iii) require a minimum consolidated fixed charge ratio of 1.00 to 1.00 as of specified periods during the Forbearance Period, (iv) allow for 3% of the interest accrual during the Forbearance Period to be paid-in-kind, (v) extend the period of time for the Company to conduct its rights offering of securities until December 31, 2010 from June 30, 2010 and (v) make certain other amendments consistent with the terms of the Standstill Agreement. Because the Forbearance Period is for a period of less than one year, GAAP requires classification of the debt as a short-term liability, accordingly the Company has reclassified debt under the First Lien Credit Agreement.

The Company is party to a Second Lien Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Second Lien Credit Agreement”), dated as of January 10, 2008, by and among the Company, as borrower, the lenders from time to time party thereto (the “Second Lien Lenders”), and Clearlake Capital Group, L.P., as administrative agent (the “Second Lien Agent”). Concurrently with entering into the Sixth Amendment to First Lien Credit Agreement, the Company and its subsidiaries entered into the Forbearance Agreement and Sixth Amendment to Second Lien Credit Agreement (the “Sixth Amendment to Second Lien Credit Agreement”), dated as of March 8, 2010, among the Company, as borrower, the other loan parties thereto, the Second Lien Lenders, and the Second Lien Agent. Pursuant to the Sixth Amendment to Second Lien Credit Agreement, the Second Lien Agent and the Second Lien Lenders agreed to forbear from exercising any rights or remedies under the Second Lien Credit Agreement arising out of the Specified Defaults until expiration of the Forbearance Period.

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Second Lien Lenders and Second Lien Agent have also agreed to waive any obligation of the Company to comply with certain financial and information reporting covenants during the Forbearance Period, but have not agreed to waive the Specified Defaults and have the right to exercise all remedies available to them upon expiration of the Forbearance Period. In addition to the forbearance agreement, the Sixth Amendment to Second Lien Credit Agreement amends the Second Lien Credit Agreement to (i) increase the applicable margin for the period from December 21, 2009 to March 7, 2010 to 14%, for the period from March 8, 2010 to December 31, 2010 to 17% and to 14% otherwise, (ii) require a minimum consolidated fixed charge ratio of .85 to 1.00 as of specified periods during the Forbearance Period, (iii) extend the period of time for the Company to conduct its rights offering of securities until December 31, 2010 from June 30, 2010 and (iv) make certain other amendments consistent with the terms of the Standstill Agreement. Because the Forbearance Period is for a period of less than one year, GAAP requires classification of the debt as a short-term liability, accordingly the Company has reclassified debt under the Second Lien Credit Agreement.

On March 10, 2010 Steven Eskenazi tendered his resignation as a member of the Board of Directors of Purple Communications, Inc. (the “Company”), effective immediately. Up until the time of his resignation, Mr. Eskenazi served as a member of the Audit Committee of the Board of Directors. Mr. Eskenazi resigned for personal reasons and not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 11, 2010 Christopher Gibbons tendered his resignation as a member of the Board of Directors of the Company, effective immediately. Up until the time of his resignation, Mr. Gibbons served as a member of the Compensation and Audit Committees of the Board of Directors. Mr. Gibbons resigned for personal reasons and not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 16, 2010, Jose Feliciano and Aaron Dobrinsky were appointed to served as members of the Board of Directors. The Board of Directors has not determined which, if any, committees Mssrs. Feliciano and Dobrinsky will be appointed to served as members. Mr. Feliciano was appointed by Behdad Eghbali, the current sole designee of the holders of the Series A Preferred Stock of the Company. Pursuant to the Company’s certificate of incorporation, as amended to date, the holders of the Series A Preferred Stock have a right to elect two (2) members of the Company’s Board of Directors. Mr. Feliciano is a manager of CCG Operations, LLC, which is the managing member of Clearlake Capital Partners, LLC. Clearlake Capital Partners, LLC is the general manager of CCP A, L.P., which owns 7,456,480 shares of the Company’s Series A preferred Stock. Other than Mr. Feliciano’s relationship with CCP A, L.P., neither Mr. Feliciano nor Mr. Dobrinsky was appointed as a member of the Board of Directors in connection with any arrangement or understanding between himself and any other persons. Mr. Dobrinsky was appointed by the current members of the Board of Directors to fill an existing vacancy on the Board of Directors. Mr Dobrinsky is currently an employee of the Company and works as a strategic advisor with business development focus.

On March 19, 2010, Purple Communications, Inc. (the “Company”) initiated a reduction in work force which is expected to affect approximately 53 employees, or approximately 6% of the Company’s workforce. The Company expects to incur material charges in the first quarter of 2010 in connection with such reduction in work force, however, the Company is unable to estimate the amount of such charges at this time.

On March 26, 2010, the Company filed a Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware increasing the number of authorized shares to 420,000,000, with 400,000,000 designated common and 20,000,000 designated preferred, as contemplated under the series B preferred stock purchase agreement. See note 12 herein for further discussion of the series B preferred stock and associated warrants.

On March 29, 2010, the Board of Directors and management of Purple Communications, Inc. (the “Company”) concluded that the Company’s financial statements for the year ended December 31, 2008 (the “2008 Financial Statements”) and the Company’s quarterly financial statements for the three quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 (the “2009 Interim Financial Statements”), should no longer be relied upon due to changes in the Company’s revenue recognition policies. The Company’s conclusion was reported on Form 8-K as filed with the SEC on April 5, 2010. In addition, the Company’s prior related earnings, news releases and similar communications should no longer be relied on to the extent they related to the 2008 Financial Statements and/or 2009 Interim Financial Statements. The Company evaluated and changed its revenue recognition policies applicable to the 2008 Financial Statements and 2009 Interim Financial Statements as a result of (1) the issuance by the Consumer and Governmental Affairs Bureau of the Federal Communications Commission (FCC) on February 25, 2010 of a Declaratory Ruling (DA 10-314, hereinafter referred to as the “Declaratory Ruling”) addressing the types of video relay service calls that are compensable by the Federal Interstate Telecommunications Relay Services Fund (the “TRS Fund”), (2) the receipt by the Company on February 19, 2010 and February 25, 2010 of notices of demand for payment (the “Demands for Payment”) from the FCC in the aggregate amount of $18,459 for erroneous receipt of funds from the National Exchange Carriers Association (“NECA”), which administers the TRS Fund, and (3) the Company and the FCC entering into a Standstill Agreement on March 8, 2010. Among

PURPLE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

other things the Declaratory Ruling stated that the TRS Fund pays differently for VRS calls made by or to a VRS provider’s (deaf or hearing) employees and contractors and that such calls were not reimbursable from the TRS Fund, but instead such calls were to be considered a “business expense” of the Company. The FCC further stated that the Declaratory Ruling was retroactive in effect.

In addition to demanding immediate payment of $18,459, the Demands for Payment directed NECA to suspend further all payments to the Company from the TRS Fund. As a result of the Demands for Payment and suspension of payment to the Company from the TRS Fund, the Company expected that its current cash and cash equivalents would not be sufficient to continue operations of the Company, and the Company would likely be required to cease operations. In order to avoid a cessation of the Company’s operations, and although the Company previously believed that its accounting of revenues included in its prior historical financial statements was proper based upon its reasonable interpretation of FCC rules and guidance, the Company, its lenders and the FCC entered into the Standstill Agreement, pursuant to which (1) the FCC caused NECA to pay to the Company $3,800 for minutes submitted to NECA by the Company for the month of December, (2) the Company acknowledged and agreed not to challenge the FCC’s claim for $18,459, (3) the FCC and the Company agreed to negotiate in good faith to reach a final and binding settlement concerning the FCC’s claim for reimbursement and the matters that have been the subject of the FCC’s investigations during the 180-day period following the Standstill Agreement, or September 4, 2010, and (4) the FCC agreed not to withhold payment or cause NECA to withhold payments to offset the FCC’s claim for reimbursement. See Notes 3 and 17 for further discussion.

On April 28, 2010, the Civil Division of the Department of Justice (the “DOJ”) provided to us a copy of a sealed Qui Tam complaint alleging violations of the Federal False Claims Act. The DOJ has not intervened in this case at this time and we are engaged in discussions with the DOJ regarding these claims. We are unable to predict the outcome of these matters, but we are cooperating with the government agencies involved in those matters.

Schedule II

PURPLE COMMUNICATIONS, INC.

FINANCIAL STATEMENT SCHEDULE

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2009, 2008 and 2007

	Balance at Beginning of Period	Additions: Charged to Cost and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts(1)	377	589	174	792
Inventory Reserve(2)	—	—	—	—

Year Ended December 31, 2008
Allowance for doubtful accounts(1)	292	350	265	377
Inventory Reserve(2)	—	103	103	—

(1)	Uncollectible accounts written-off, net of recoveries.
(2)	Inventory discounts charged to reserve.